Form 10-Q
period 2012-03-31
RXi Pharmaceuticals Corp
filed 2012-05-14
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-177498

RXi Pharmaceuticals Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-3215903
(State of incorporation)	(I.R.S. Employer Identification No.)

60 Prescott Street, Worcester, MA 01605

(Address of principal executive office) (Zip code)

Registrant’s telephone number: (508) 767-3861

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2012, RXi Pharmaceuticals Corporation had 142,289,775 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED MARCH 31, 2012

INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION

	1	Financial Statements (unaudited)	3

		Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

		Condensed Statements of Expenses for the three months ended March 31, 2012 and 2011, and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2012 (unaudited)	4

		Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the cumulative amounts for the period January 1, 2003 (date of inception) to March 31, 2012 (unaudited)	5

		Notes to Condensed Financial Statements	8

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	4	Controls and Procedures	17

II		OTHER INFORMATION

	1	Legal Proceedings	17

	1A	Risk Factors	17

	2	Unregistered Sales of Equity Securities and Use of Proceeds	17

	3	Defaults Upon Senior Securities	17

	4	Mine Safety Disclosures	17

	5	Other Information	17

	6	Exhibits	18

Index to Exhibits			18

Signatures			19

EX-3.2
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

ITEM 1. FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$357	$556
Due from Parent	597	597
Prepaid expenses and other current assets	58	186

Total current assets	1,012	1,339

Equipment and furnishings, net	315	355

Total assets	$1,327	$1,694

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$747	$387
Accrued expenses and other current liabilities	537	544
Deferred revenue	797	816
Current maturities of capital lease obligations	18	29

Total current liabilities	2,099	1,776
Convertible notes payable	1,000	500
Capital lease obligations, net of current maturities	5	5

Total liabilities	3,104	2,281

Commitments and contingencies
Stockholder’s deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 100,439,841 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	10	10
Additional paid-in capital	4,416	3,680
Deficit accumulated during the developmental stage	(6,203)	(4,277)

Total stockholder’s deficit	(1,777)	(587)

Total liabilities and stockholder’s deficit	$1,327	$1,694

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF EXPENSES

(Amounts in thousands, except share and per share data)

(Unaudited)

	RXi (Registrant)	Predecessor (RNAi)	Predecessor (RNAi) and RXi (Registrant)(1)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Period from January 1, 2003 (Date of Inception) to March 31, 2012
Expenses:
Research and development expenses	$1,017	$1,941	$33,890
Research and development employee stock-based compensation expense	38	246	2,958
Research and development non-employee stock-based compensation expense (income)	99	(31)	6,083
Fair value of Parent Company’s common stock issued in exchange for licensing rights	—	—	3,954

Total research and development expenses	1,154	2,156	46,885
General and administrative expenses	674	1,921	26,141
General and administrative employee stock-based compensation	77	1,099	9,137
Fair value of Parent Company common stock and common stock warrants issued in exchange for general and administrative expenses	—	99	2,689

Total general and administrative expenses	751	3,119	37,967

Operating loss	(1,905)	(5,275)	(84,852)
Interest income (expense)	(22)	(1)	606
Other income	1	1,435	6,317

Net loss	$(1,926)	$(3,841)	$(77,929)

Net loss per common share (Note 1):
Basic and diluted loss per share	$(0.04)	$(0.19)	N/A

Weighted average common shares outstanding (Note 1):
Basic and diluted	47,967,499	20,316,170	N/A

(1)	The statement of expenses for the period from January 1, 2003 (date of inception) to March 31, 2012 includes the results of operations of the carved-out Predecessor (RNAi) entity from the beginning of the periods presented to September 23, 2011($73,466) combined with the results of operations of RXi (Registrant) for the period September 24, 2011 to March 31, 2012 ($4,463).

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	RXi (Registrant)	Predecessor (RNAi)	Predecessor (RNAi) and RXi (Registrant)(1)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Period from January 1, 2003 (Date of Inception) Through March 31, 2012
Cash flows from operating activities:
Net loss	$(1,926)	$(3,841)	$(77,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	40	37	704
Loss on disposal of equipment	—	—	52
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	214	1,314	18,180
Loss on exchange of equity instruments	—	—	900
Fair value of Parent Company’s shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of Parent Company derivatives issued in exchange for services	—	76	2,385
Fair value of Parent Company’s common stock issued in exchange for services	—	23	304
Change in fair value of derivatives of Parent Company issued in connection with various equity financings	—	(1,435)	(5,604)
Fair value of Parent Company common stock issued in exchange for licensing rights	—	—	3,954
Changes in assets and liabilities:
Prepaid expenses	128	(133)	(42)
Accounts payable	360	2	747
Due to former parent	—	—	(207)
Deferred revenue	(19)	—	797
Accrued expenses and other current liabilities	(6)	930	1,172

Net cash used in operating activities	(1,209)	(3,027)	(55,308)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	—	(40)	(745)
Disposal of equipment and furnishings	—	—	(1)
Cash refunded (paid) for lease deposit	—	—	(45)

(1)	The statement of cash flow for the period from January 1, 2003 (date of inception) to March 31, 2012 include the cash flows of the carved-out Predecessor (RNAi) entity from the beginning of the periods presented to September 23, 2011 combined with the cash flows of RXi (Registrant) for the period September 24, 2011 to March 31, 2012.

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Period from January 1, 2003 (Date of Inception) Through March 31, 2012
Net cash used in investing activities	—	(40)	(826)

Cash flows from financing activities:
Cash contributions from parent company, net	522	7,314	55,746
Proceeds from issuance of convertible notes payable	500	—	1,000
Repayments of capital lease obligations	(12)	(23)	(255)

Net cash provided by financing activities	1,010	7,291	56,491

Net increase (decrease) in cash and cash equivalents	(199)	4,224	357
Cash and cash equivalents at the beginning of period	556	6,891	—

Cash and cash equivalents at end of period	$357	$11,115	$357

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$—	$724

Cash paid during the period for interest	$—	$1	$8

	RXi (Registrant)	Predecessor (RNAi)	Predecessor (RNAi) and RXi (Registrant)(1)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Period From January 1, 2003 (Date of Inception) through March 31, 2012
Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of derivatives issued in connection with parent company common stock recorded as a cost of equity	$—	$4,212	$14,051

Fair value of parent company shares mandatorily redeemable for cash upon the exercise of warrants	$—	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for parent company common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$44	$277

Value of Parent Company restricted stock units issued in lieu of bonuses included in accrued expenses	$—	$427	$427

Reclassification of derivative liability upon elimination of obligation	$—	$—	$9,249

Value of parent company restricted stock units and common stock issued in lieu of cash bonuses	$—	$—	$207

Non-cash lease deposit	$—	$—	$50

(1)	The statement of cash flow for the period from January 1, 2003 (date of inception) to March 31, 2012 include the cash flows of the carved-out Predecessor (RNAi) entity from the beginning of the periods presented to September 23, 2011 combined with the cash flows of RXi (Registrant) for the period September 24, 2011 to March 31, 2012.

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

Prior to April 13, 2011, Galena Biopharma, Inc. (“Galena” or the “Parent Company”) (formerly known as RXi Pharmaceuticals Corporation) engaged primarily in conducting discovery research and preclinical development activities based on RNAi, and Galena’s financial statements for periods through April 13, 2011 primarily reflected assets, liabilities and results of operations attributable to Galena’s RNAi-based assets, liabilities and results of operations. On April 13, 2011, Galena broadened its strategic direction by adding the development and commercialization of cancer therapies that utilize peptide-based immunotherapy products, including a main product candidate, NeuVax, for the treatment of various cancers. On September 24, 2011, Galena contributed to RXi Pharmaceuticals Corporation (“RXi,” “Registrant,” or the “Company”), a newly formed subsidiary of Galena, substantially all of Galena’s RNAi-related technologies and assets. The newly formed RXi was incorporated on September 8, 2011 with the issuance of 100 initial shares at a price of $0.01 per share for total consideration of $1.00.

Accordingly, the historical financial information for the three months ended March 31, 2012 and 2011, as well as the cumulative period from inception (January 1, 2003) through March 31, 2012, has been “carved out” of the financial statements of Galena, as our “Predecessor,” for such periods and includes activities through September 23, 2011. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities. The financial information for the cumulative period from inception through March 31, 2012 includes activities through September 23, 2011 and also includes the results of RXi for the period from September 24, 2011 to December 31, 2011. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

The carved-out financial information includes both direct and indirect expenses. The historical direct expenses consist primarily of the various costs for technology license agreements, sponsored research agreements and fees paid to scientific advisors, and employees directly involved in RNAi-related activities. Indirect expenses represent expenses incurred by Galena on behalf of the RNAi business that have been allocated to the RNAi business. The indirect expenses are based upon (1) estimates of the percentage of time spent by individual Galena employees working on RNAi business matters and (2) allocations of various expenses associated with each employee including salary, benefits, rent associated with an employee’s office space, accounting and other general and administrative expenses. The percentage of time spent by individual Galena employees was then multiplied by the allocation of various expenses associated with those employees to develop an allocation of expense per employee and the sum of such allocations for these employees equals the total expense allocable to the RNAi business and reflected in the carved-out financial statements.

Management believes the assumptions underlying the allocations of indirect expenses in the carve-out financial information are reasonable; however, the financial position, results of operations, and cash flows may have been materially different if the RNAi business had operated as a stand-alone entity for the three months ended March 31, 2012.

RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011. The RNAi business operated as a division of Galena prior to September 24, 2011. The balance of $6,203,000 in deficit accumulated since incorporation at March 31, 2012 includes RXi’s net loss of $4,463,000 for the period September 24, 2011 to March 31, 2012 and the Predecessor’s cumulative net loss of $73,466,000 through September 23, 2011 offset by cash and non-cash equity transactions of $71,726,000.

To date, RXi’s principal activities, including that of its Predecessor, have consisted of conducting discovery research and preclinical development activities utilizing the RNAi therapeutic platform, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and larger biotechnology companies.

The Company and its Predecessor have not generated any revenues since inception nor are any revenues expected for the foreseeable future and as such the Company is considered a development stage company for accounting purposes. The Company expects to incur significant operating losses for the foreseeable future while the Company advances its future product candidates from discovery through preclinical studies and clinical trials and seeks regulatory approval and potential commercialization, even if the Company is collaborating with pharmaceutical and larger biotechnology companies. The Company will need to generate significant revenues to achieve profitability and may never do so.

On September 24, 2011, RXi entered into a contribution agreement with Galena pursuant to which:

•

Galena assigned and contributed to us substantially all of its RNAi-related technologies and assets, which consist primarily of novel RNAi compounds and licenses from Dharmacon, Inc., Northwestern University, the Carnegie Institute of Washington, and the University of Massachusetts Medical School relating to its RNAi technologies, as well as the lease of its Worcester, Massachusetts laboratory facility, fixed assets and other equipment located at the facility and its employment arrangements with certain scientific, corporate and administrative personnel who have become our employees, as well as research grants from the National Institute of Neurological Disorders and Stroke, National Institute of Allergy and Infectious Diseases, and the National Institute of General Medical Sciences of approximately $800,000 that are subject to the approval of the granting institutions, which was received in 2012; and

•

RXi agreed to assume certain recent accrued expenses of the RXi-109 development program and all future obligations under the contributed licenses, employment arrangements and other agreements, and RXi agreed to make future milestone payments to Galena of up to $45 million, consisting of two one-time payments of $15 million and $30 million, respectively, if RXi achieves annual net sales equal to or greater than $500 million and $1 billion, respectively, of any covered products that may be developed with the contributed RNAi technologies.

On September 24, 2011, RXi entered into a securities purchase agreement with Galena, Tang Capital Partners, LP (“TCP”) and RTW Investments, LLC (“RTW”) pursuant to which:

•

TCP and RTW agreed to purchase a total of 9,500 shares of RXi’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), for an aggregate purchase price of $9,500,000, at the closing of the spin-off transaction (see below) and to lend RXi up to $1,500,000 to fund RXi’s operations prior to the closing, with the outstanding principal and accrued interest on the loan converted into Series A Preferred Stock at the closing, at a conversion price of $1,000 per share, and such conversion applied to the $9,500,000 total investment by TCP and RTW;

•

RXi agreed that the Series A Preferred Stock will be convertible by TCP or RTW at any time into shares of RXi common stock, except to the extent that the holder would own more than 9.999% of the shares of RXi common stock outstanding immediately after giving effect to such conversion. Without regard to this conversion limitation, the shares of the Series A Preferred Stock to be held by TCP and RTW would be convertible into shares of RXi common stock representing approximately 83% of the fully-diluted shares of RXi common stock;

•	Galena contributed $1.5 million of cash to RXi;

•	Galena agreed to distribute to its stockholders 8% of the fully diluted shares of common stock of RXi that will be outstanding immediately upon the completion of the spin-off transaction; and

•

RXi agreed to reimburse, upon completion of the spin-off transaction, Galena for up to a total of $300,000, and TCP and RTW for a total of up to $100,000, of transaction costs relating to the contribution agreement with Galena, the securities purchase agreement summarized above and the transactions contemplated by those agreements.

As of April 27, 2012, the date of completion of RXi’s spin-off from Galena, TCP and RTW had advanced $1,000,000 to RXi under the bridge loan arrangement. As of March 31, 2012, the Company had received $1,000,000 of the bridge loan from TCP and RTW and is classified as long-term on the balance sheet, as the amount was subsequently converted into preferred stock. On April 27, 2012, the Company issued 9,500 of Series A Preferred Stock to TCP and RTW upon the conversion of the $1,026,736 principal and accrued interest under the bridge notes and the receipt of the remaining $8,473,624 from TCP and RTW, as provided for in the securities purchase agreement. At the closing of the spin-off transaction, RXi reimbursed Galena and TCP $300,000 and $100,000, respectively, for transaction related expenses. The Company believes that the cash received from the securities purchase agreement should be sufficient to fund RXi’s operations into the second quarter of 2013. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, or terminate the Company operations or to seek to merge with or to be acquired by another company.

As part of the transactions contemplated by the contribution and securities purchase agreements, on September 24, 2011, RXi entered into an agreement with Advirna, LLC (“Advirna”), a company affiliated with the Company’s former Senior Vice President and Chief Scientific Officer, pursuant to which:

•

Advirna assigned to RXi its existing patent and technology rights related to sd-rxRNA technology in exchange for RXi’s agreement to pay Advirna an annual $100,000 maintenance fee and a one-time $350,000 milestone payment upon the future issuance of the first patent with valid claims covering the assigned patent and technology rights;

•	RXi will also be required to pay a 1% royalty to Advirna for any licensing revenue received by RXi with respect to future licensing of the assigned Advirna patent and technology rights;

•	RXi has granted back to Advirna a license under the assigned patent and technology for fields of use outside the fields of human therapeutics and diagnostics; and

•

RXi issued to Advirna, upon the completion of the spin-off transaction, shares of RXi’s common stock equal to approximately 5% of the fully diluted shares of RXi common stock assuming the conversion in full of all outstanding Series A Preferred Stock.

On September 24, 2011, RXi entered into employment agreements with Anastasia Khvorova, Ph.D., and Pamela Pavco, Ph.D., pursuant to which:

•	Dr. Khvorova served until April 27, 2012 as RXi’s Senior Vice President and Chief Scientific Officer; and

•

Dr. Pavco serves as RXi’s Senior Vice President of Pharmaceutical Development and is entitled to a grant of stock options to purchase 2% of RXi’s fully-diluted shares of common stock immediately after the spin-off transaction, at an exercise price per share to be determined based on the fair value of RXi common stock at the date of grant.

Basis of Presentation

For the period from January 1, 2003 (date of inception) to December 31, 2006, the Predecessor financial information consists of various transactions of CytRx Corporation (“CytRx”), which were identified as direct expenses related to RNAi therapeutics and disaggregated (“carved out”) from CytRx’s financial statements. In addition, various indirect costs related to RNAi therapeutics (mainly senior management and accounting) were estimated and included as part of the Predecessor carved-out financial information. For the period from April 3, 2006 (date of incorporation of Galena) through December 31, 2007, Galena was operating as a subsidiary of CytRx. CytRx is the former parent of Galena. Galena was formed by CytRx and four prominent RNAi researchers to pursue the development of proprietary therapeutics based on RNAi for the treatment of human diseases. The financial information for the period from April 3, 2006 (date of incorporation of Galena) to March 31, 2012 was compiled from Galena’s books and records through September 23, 2011, and includes an allocation in 2007 of indirect costs from CytRx for overhead and general administrative costs provided through December 31, 2007 (that have been allocated based upon estimates developed by CytRx’s management and include corporate salaries, benefits, accounting, rent and other general and administrative expenses). There are no Predecessor financial statements for the period from April 3, 2006 (date of incorporation of Galena) to December 31, 2006 as there was no activity. In addition, the cumulative period from inception (January 1, 2003) through March 31, 2012 includes the results of RXi, the registrant, for the period from September 24, 2011 to March 31, 2012. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011. RXi’s net loss for the period September 24, 2011 to March 31, 2012, included in the financial information for the cumulative period ended March 31, 2012, was $4,463,000.

In January 2012, the Company amended its certificate of incorporation to increase its authorized common shares from 1,000 shares to 1,500,000,000 shares and to provide for the authorization of 10,000,000 shares of preferred stock. On April 26, 2012, the Board of Directors declared a 1,004,397.41 for 1 split in the form of a stock dividend of the Company’s common stock resulting in the distribution on April 26, 2012 of 100,439,841 additional shares to Galena, the Company’s sole stockholder on the record date for the distribution. Contemporaneously, Galena distributed 66,959,894 shares of RXi common stock to its shareholders. Amounts per share and the number of common and preferred shares in the accompanying financial statements have been adjusted to give retroactive effect to the stock split and amount of authorized shares for all periods presented.

Uses of estimates in preparation of financial statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net loss per share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260 “Earnings per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding.

To determine the shares outstanding for the Company for the periods prior to the distribution of the RXi common shares to the Galena stockholders, Galena’s weighted average number of shares is multiplied by the distribution ratio of one share of RXi common stock for every one share of Galena common stock. Basic loss per share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares. There were no potential dilutive common shares for all periods presented.

Comprehensive Loss

The Company’s net loss is equal to its comprehensive loss for all periods presented.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Updated (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this new standard did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, a new accounting standard that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires the consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this new standard do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this standard did not impact the Company’s financial statements as the Company’s comprehensive loss is equal to its net loss for all periods presented.

3. Fair Value Measurements

The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

The Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are as defined as follows:

Level 1 — quoted prices in active markets for identical assets or liabilities.

Level 2 — other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

Level 3 — significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The Company categorized its cash equivalents as Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment.

	Unobservable	Unobservable	Unobservable	Unobservable
Description	Quoted Prices in March 31, 2012	Significant Other Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$53	$53	$—	$—

Total assets	$53	$53	$—	$—

	Unobservable	Unobservable	Unobservable	Unobservable
Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$53	$53	$—	$—

Total assets	$53	$53	$—	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, accounts payable, capital leases, and convertible notes payable approximate their fair values due to their short-term nature and market rates of interest.

4. Stock Based Compensation

The following stock based compensation information relates to stock options issued by Galena. Stock based compensation expense is allocated to the carved out financial statements based on an estimate of time spent by Galena employees, board members, scientific advisory board members, and outside consultants on RXi related matters. The Company and Galena follow the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

For stock options granted as consideration for services rendered by non-employees, Galena recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees.”

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of Galena’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

The Company and Galena are currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three month period ended March 31, 2012 and 2011, the following assumptions were used:

	For the three months ended March 31,
	2012	2011
Weighted average risk-free interest rate	1.01%	2.33%
Weighted average expected volatility	75.96%	112.95%
Weighted average expected lives (years)	5.96	5.76
Weighted average expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three-month period ended March 31, 2012 and 2011 was $0.47 and $1.20 per share, respectively.

Galena’s expected common stock price volatility assumption is based upon the volatility of a basket of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that Galena has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. Galena has estimated an annualized forfeiture rate of 15.0% for options granted to its employees, 8.0% for options granted to senior management and no forfeiture rate for the directors. Galena will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The following table summarizes stock option activity from January 1, 2012 through March 31, 2012:

	Total Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2012	5,153,387	$3.24	$—
Granted	325,000	0.72	487,500
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at March 31, 2012	5,478,387	$3.09	$2,563,394

Options exercisable at March 31, 2012	4,505,142	$3.56	$1,750,630

The aggregate intrinsic values of outstanding and exercisable options at March 31, 2012 were calculated based on the closing price of the Galena’s common stock on March 30, 2012 of $2.22 per share less the exercise price of those shares. The aggregate intrinsic values of options exercised were calculated based on the difference, if any, between the exercise price of the underlying awards and the quoted price of the Galena’s common stock on the date of exercise.

On January 23, 2012, the Company’s board of directors and sole stockholder adopted the RXi Pharmaceuticals Corporation 2012 Long Term Incentive Plan (the “2012 Incentive Plan”). Under the 2012 Incentive Plan, the Company may grant incentive stock options, nonqualified stock options, cash awards, stock appreciation rights, restricted and unrestricted stock and stock unit awards and other stock-based awards. As of March 31, 2012, a maximum of 90,000,000 shares of common stock are authorized for issuance and available for future grants under the Company’s 2012 Incentive Plan. The Company’s board of directors currently acts as the administrator of the Company’s 2012 Incentive Plan.

The administrator has the power to select participants from among the key employees, directors and consultants of and advisors to the Company, establish the terms, conditions and vesting schedule, if applicable, of each award and to accelerate vesting or exercisability of any award. The administrator may at any time modify or amend the 2012 Incentive Plan or any award made thereunder in any respect, except where a participant’s approval is required by law or where such termination or modification or amendment affects materially and adversely the rights of a participant under a previously granted award and such participant’s consent has not been obtained.

5. Subsequent Events

In accordance with ASC 855-10, Subsequent Events, management has evaluated subsequent events through to the date these financial statements are filed. The Company did not have any material recognizable or unrecognizable subsequent events except as otherwise disclosed below and elsewhere in the notes to the financial statements.

Effective April 27, 2012, the Company entered into a separation agreement with Dr. Khvorova. In the separation agreement, Galena has agreed to pay severance to Dr. Khvorova equal to six months’ salary and to pay the employer’s share of her COBRA premiums for six months following the effective date of her separation. In the separation agreement, Dr. Khvorova agreed to forego the grant of the option to purchase shares of the Company’s common stock that was contemplated by her former employment agreement with the Company.

Effective April 27, 2012, the Company entered into an employment agreement with Dr. Geert Cauwenbergh to serve as the Company’s President and Chief Executive Officer at an annual salary of $360,000. Dr. Cauwenbergh will also be entitled to a grant of stock options to purchase 4% of the outstanding common stock of the Company as of such grant date (calculated on a fully-diluted, as converted basis), at an exercise price per share to be determined based on the fair value of the Company’s common stock on the date of grant. Dr. Cauwenbergh’s employment agreement also provides that during the term of his employment with the Company, he shall serve as a member of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation. All references to “Galena” refer to Galena Biopharma, Inc. and Apthera, Inc., Galena’s wholly owned subsidiary.

This management’s discussion and analysis of financial condition as of March 31, 2012 and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with the financial statements included in our Special Financial Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on May 7, 2012.

The discussion and analysis below includes certain forward-looking statements related to future operating losses and our potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described elsewhere in this report and in our Special Financial Report on Form 10-K for the year ended December 31, 2011, that could cause our actual results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

Overview

We are a biotechnology company focused on discovering, developing and commercializing innovative therapies addressing major unmet medical needs using RNAi-targeted technologies. We are pursuing proprietary therapeutics based on RNA interference (“RNAi”), a naturally occurring cellular mechanism that has the potential to effectively and selectively interfere with, or “silence,” expression of targeted disease-associated genes.

Certain human diseases result from overexpression of one or more genes. We believe that these types of human diseases can potentially be treated by silencing (reducing) the overexpressed genes. While no therapeutic RNAi products have been approved by the Food and Drug Administration (“FDA”) to date, there has been significant interest in the field of RNAi therapeutic development. This interest is driven by the potential ability to use RNAi to develop lead compounds that specifically and selectively inhibit single target genes, many of which are thought to be incapable of being inhibited by other modalities. RXI-109, our first RNAi product candidate, is a dermal anti-scarring therapy that targets connective tissue growth factor (“CTGF”). We expect to commence a Phase I clinical trial in 2012. Because abnormal overexpression of CTGF is implicated in dermal scarring and fibrotic disease, we believe that RXI-109 or other CTGF-targeting RNAi compounds may be able to treat other indications, including pulmonary fibrosis, liver fibrosis, acute spinal injury, ocular scarring and restenosis. We intend to maintain our core RNAi discovery and development capability and to develop products both on our own and through collaborations.

Research and Development

To date, our research programs have focused on identifying product candidates and optimizing the delivery method and technology necessary to make RNAi compounds available by local, systemic or oral administration, as appropriate for disease for which we intend to develop an RNAi therapeutic. Since we commenced operations, research and development has comprised a significant proportion of our total operating expenses and is expected to comprise the majority of our spending for the foreseeable future.

There are risks in any new field of drug discovery that preclude certainty regarding the successful development of a product. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any product candidate. Our inability to make these estimates results from the uncertainty of numerous factors, including but not limited to:

•	Our ability to advance product candidates into preclinical research and clinical trials;

•	The scope and rate of progress of our preclinical program and other research and development activities;

•	The scope, rate of progress and cost of any clinical trials we commence;

•	The cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	Clinical trial results;

•	The terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	The cost and timing of regulatory approvals;

•	The cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	The cost and timing of establishing sales, marketing and distribution capabilities;

•	The effect of competing technological and market developments; and

•	The effect of government regulation and insurance industry efforts to control healthcare costs through reimbursement policy and other cost management strategies.

Failure to complete any stage of the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity.

Critical Accounting Policies and Estimates

Predecessor’s Financial Statements and Carve-Out Financial Statements

Prior to April 13, 2011, Galena was engaged primarily in conducting discovery research and preclinical development activities based on RNAi, and Galena’s financial statements for periods prior to April 13, 2011 reflected solely the assets, liabilities and results of operations attributable to Galena’s RNAi-based assets, liabilities and results of operations. On April 13, 2011, but prior to December 31, 2011, Galena broadened its strategic direction by adding the development and commercialization of cancer therapies that utilize peptide-based immunotherapy products, including a main product candidate, NeuVax, for the treatment of various cancers. On September 24, 2011, Galena contributed to RXi, a newly formed subsidiary of Galena, substantially all of Galena’s RNAi-related technologies and assets. The newly formed RXi was incorporated on September 8, 2011 with the issuance of 100 initial shares at a price of $0.01 per share for total consideration of $1.00. RXi was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

Accordingly, the historical financial information for the three months ended March 31, 2012 and 2011, as well as the cumulative period from inception (January 1, 2003) through March 31, 2012, has been “carved out” of the financial statements of Galena, as our “Predecessor,” for such periods. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities. The financial information for the cumulative period from inception through March 31, 2012 includes activities through September 23, 2011 and also includes the results of RXi for the period from September 24, 2011 to December 31, 2011. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

The carved-out financial information includes both direct and indirect expenses. The historical direct expenses consist primarily of the various costs for technology license agreements, sponsored research agreements, fees paid to scientific advisors and employee expenses of employees directly involved in RNAi-related activities. Indirect expenses represent employee expenses incurred by Galena that were allocable to the RNAi business. The indirect expenses are based upon (1) estimates of the percentage of time spent by Galena employees working on RNAi business matters and (2) allocations of various expenses associated with the employees, including salary, benefits, rent associated with the employees’ office space, accounting and other general and administrative expenses. The percentage of time spent by Galena employees was multiplied by these allocable expenses to arrive at the total employee expenses allocable to the RNAi business and reflected in the carved out financial statements. Management believes the assumptions underlying the carve-out financial information are reasonable; however, the financial position, expenses and cash flows may have been materially different if the RNAi business had operated as a stand-alone entity during the periods presented.

We have generated no revenues since our inception, and anticipate that no revenues will be generated for the three months ended March 31, 2012. Accordingly, for accounting purposes we are considered a development stage company.

The Company has not generated any revenues since inception nor are any revenues expected for the foreseeable future. The Company expects to incur significant operating losses for the foreseeable future while the Company advances its future product candidates from discovery through pre-clinical studies and clinical trials and seek regulatory approval and potential commercialization, even if the Company is collaborating with pharmaceutical and larger biotechnology companies. In addition to these increasing research and development expenses, the Company expects general and administrative costs to increase as the Company recruits additional management and administrative personnel. The Company will need to generate significant revenues to achieve profitability and may never do so.

Results of Operations

For the Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, our net loss was approximately $1,926,000 compared with a net loss of $3,841,000 for the three months ended March 31, 2011. The loss decreased by $1,915,000 or approximately 50%. Variations in the losses between the two periods are discussed below.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members, as well as clinical trial preparation costs, licensing fees, patent prosecution costs, and the cost of lab supplies used in our research and development programs. We expect research and development expenses to increase as we expand our discovery, development and clinical activities.

Total research and development expenses were approximately $1,154,000 for the three months ended March 31, 2012, compared with $2,156,000 for the three months ended March 31, 2011. The decrease of $1,002,000, or 46%, was primarily due to a decrease of $924,000 in research and development expenses due to lower personnel costs and a decrease of $208,000 in employee stock based compensation offset by an increase of $130,000 in non-employee non-cash stock based compensation primarily related to the changes in Black-Scholes assumptions.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $751,000 for the three months ended March 31, 2012, compared with $3,119,000 for the three months ended March 31, 2011. The decrease of $2,368,000, or 76%, was primarily due to a decrease of $1,247,000 in general and administrative expenses due to lower personnel related costs and professional and outside services, a decrease of $1,022,000 in employee stock based compensation, a decrease of $99,000 related to the fair value of our Parent Company’s common stock and common stock warrants.

Interest Income

Interest expenses were approximately $22,000 for the three months ended March 31, 2012, compared with $1,000 for the three months ended March 31, 2011. The increase of $21,000, or 2100% was primarily due to the interest expense from the bridge notes funded by TCP and RTW. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other income and expense was negligible for the three months ended March 31, 2012, compared with $1,435,000 for the three months ended March 31, 2011 which related to the change in the fair value of Galena’s derivatives potentially settleable in cash issued in connection with several financing transactions.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $0.4 million as of March 31, 2012, compared with $0.6 million as of December 31, 2011. As of April 27, 2012, the Company completed the spin-off from Galena and issued 9,500 of Series A Preferred Stock to TCP and RTW upon the conversion of the $1,026,736 principal and accrued interest under the bridge notes outstanding at this date and the receipt of the remaining $8,473,624 from TCP and RTW, as provided for in the securities purchase agreement. At the closing of the spin-off transaction, RXi reimbursed Galena and TCP $300,000 and $100,000, respectively, for transaction related expenses. The Company believes that the cash received from the securities purchase agreement should be sufficient to fund RXi’s operations into the second quarter of 2013. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, or terminate the Company operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $1,209,000 for the three months ended March 31, 2012, compared with $3,027,000 for the three months ended March 31, 2011. The decrease of approximately $1,818,000 resulted primarily from a net loss of $1,926,000, of which $214,000 related to stock-based compensation, $40,000 related to depreciation, and $463,000 related to changes in current assets and liabilities.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2012, compared with $40,000 for the three months ended March 31, 2011. The decrease was primarily due to no purchases of equipment and furnishing during the three months ended March 31, 2012 as compared $40,000 in purchases for the same period in 2011.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $1,010,000 for the three months ended March 31, 2012, compared with $7,291,000 for the three months ended March 31, 2011. The decrease was primarily due to net cash distributions to Galena in the amount of $522,000 and proceeds of $500,000 from a convertible note in 2011 compared with net cash contributions from Galena of $7,314,000 for the same period in 2011.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing, other than operating leases.

Critical Accounting Policies and Estimates

In our Special Financial Report on Form 10-K for the year ended December 31, 2011, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2011. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Dr. Geert Cauwenbergh our Chief Executive Officer and acting Chief Financial Officer (the “Certifying Officer”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officer has concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

(a)	our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)	our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RXi PHARMACEUTICALS CORPORATION

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Special Financial Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on May 7, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As described in Note 1 to our condensed financial statements, on September 24, 2011 we entered into a securities purchase agreement with Galena Biopharma, Inc., Tang Capital Partners, LP and RTW Investments, LLC. On February 6, 2012, March 5, 2012, March 30, 2012, April 3, 2012, April 11, 2012, April 18, 2012 and April 26, 2012, we entered into amendments to the securities purchase agreement in order to extend the term of the securities purchase agreement as well as the maturity date of our then-outstanding convertible promissory notes. The closing of the transactions contemplated by the securities purchase agreement occurred on April 27, 2012.

On April 22, 2012, we amended our bylaws to provide that the size of our board of directors will be not fewer than one nor more than five directors for 30 days following the closing date under the securities purchase agreement described above. Thereafter, the size of our board of directors will be not fewer than two nor more than five directors. Our bylaws previously provided that the size of our board of directors would be not fewer than two nor more than five directors.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws.

10.1	Employment Agreement dated April 27, 2012 between RXi Pharmaceuticals Corporation and Geert Cauwenbergh, Dr. Med. Sc.(2)*

10.2	Amendment No. 1 to the Securities Purchase Agreement dated September 24, 2011 by and among RXi Pharmaceuticals Corporation, Galena Biopharma, Inc., Tang Capital Partners, LP and RTW Investments, LLC.

10.3	Amendment No. 2 to the Securities Purchase Agreement dated September 24, 2011 by and among RXi Pharmaceuticals Corporation, Galena Biopharma, Inc., Tang Capital Partners, LP and RTW Investments, LLC.

10.4	Amendment No. 3 to the Securities Purchase Agreement dated September 24, 2011 by and among RXi Pharmaceuticals Corporation, Galena Biopharma, Inc., Tang Capital Partners, LP and RTW Investments, LLC.

10.5	Amendment No. 4 to the Securities Purchase Agreement dated September 24, 2011 by and among RXi Pharmaceuticals Corporation, Galena Biopharma, Inc., Tang Capital Partners, LP and RTW Investments, LLC.

10.6	Amendment No. 5 to the Securities Purchase Agreement dated September 24, 2011 by and among RXi Pharmaceuticals Corporation, Galena Biopharma, Inc., Tang Capital Partners, LP and RTW Investments, LLC.

10.7	Amendment No. 6 to the Securities Purchase Agreement dated September 24, 2011 by and among RXi Pharmaceuticals Corporation, Galena Biopharma, Inc., Tang Capital Partners, LP and RTW Investments, LLC.

10.8	Amendment No. 7 to the Securities Purchase Agreement dated September 24, 2011 by and among RXi Pharmaceuticals Corporation, Galena Biopharma, Inc., Tang Capital Partners, LP and RTW Investments, LLC.

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011; (2) Condensed Statements of Expenses for the three months ended March 31, 2012 and 2011 and for the period from January 1, 2003 (inception) to March 31, 2012; (3) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the cumulative period from January 1, 2003 (inception) to March 31, 2012; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(1)	Previously filed as an exhibit to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-177498) filed on February 7, 2012 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K (File No. 333-177498) filed on May 3, 2012 and incorporated by reference herein.
*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sec. President, Chief Executive Officer and Chief Financial Officer

Date: May 14, 2012