Form 10-Q
period 2012-06-30
RXi Pharmaceuticals Corp
filed 2012-08-14
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-177498

RXi Pharmaceuticals Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-3215903
(State of incorporation)	(I.R.S. Employer Identification No.)

1500 West Park Drive, Suite 210, Westborough, MA 01581

(Address of principal executive office) (Zip code)

Registrant’s telephone number: (508) 767-3861

60 Prescott Street, Worcester, MA 01605

(Former address)

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

As of August 8, 2012, RXi Pharmaceuticals Corporation had 157,500,191 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED JUNE 30, 2012

INDEX

Part No.	Item No.	Description	Page No.

I		FINANCIAL INFORMATION

	1	Financial Statements (unaudited)	3

		Condensed Balance Sheets as of June 30, 2012 and December 31, 2011	3

		Condensed Statements of Expenses for the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the cumulative period from January 1, 2003 (date of inception) to June 30, 2012	4

		Condensed Statements of Convertible Preferred Stock and Stockholders’ Deficit for the period from September 24, 2011 to June 30, 2012, Divisional Equity for the period from April 3, 2006 to September 23, 2011 and Parent Company’s Net Deficit for the period from January 1, 2003 (date of inception) to December 31, 2006	5

		Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the cumulative period from January 1, 2003 (date of inception) to June 30, 2012	8

		Notes to Condensed Financial Statements	11

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	4	Controls and Procedures	23

II		OTHER INFORMATION	24

	1	Legal Proceedings	24

	1A	Risk Factors	24

	2	Unregistered Sales of Equity Securities and Use of Proceeds	24

	3	Defaults Upon Senior Securities	24

	4	Mine Safety Disclosures	24

	5	Other Information	24

	6	Exhibits	25

Index to Exhibits			25

Signatures			26

EX-3.1
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS	—

Current assets:
Cash and cash equivalents	$7,575	$556
Due from Parent	—	597
Prepaid expenses and other current assets	162	186

Total current assets	7,737	1,339

Equipment and furnishings, net	282	355

Total assets	$8,019	$1,694

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$277	$387
Accrued expenses and other current liabilities	610	544
Deferred revenue	468	816
Current maturities of capital lease obligations	11	29

Total current liabilities	1,366	1,776
Convertible notes payable	—	500
Capital lease obligations, net of current maturities	5	5

Total liabilities	1,371	2,281

Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized; 9,424 shares issued and outstanding (Liquidation preference of $9,424 at June 30, 2012)	9,424	—

Stockholders’ deficit:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized at June 30, 2012 and December 31, 2011; 156,476,413 and 100,439,841 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	16	10
Additional paid-in capital	11,009	3,680
Deficit accumulated during the developmental stage	(13,801)	(4,277)

Total stockholders’ deficit	(2,776)	(587)

Total liabilities, convertible preferred stock and stockholders’ deficit	$8,019	$1,694

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF EXPENSES

(Amounts in thousands, except share and per share data)

(Unaudited)

	RXi (Registrant)	Predecessor (RNAi)	RXi (Registrant)	Predecessor (RNAi)	Predecessor (RNAi) and RXi (Registrant)(1)
	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Period from January 1, 2003 (Date of Inception) to June 30, 2012
Expenses:
Research and development expense	$667	$1,690	$1,683	$3,631	$34,556
Research and development employee stock based compensation expense	106	146	144	392	3,064
Research and development non-employee stock based compensation expense	1	(44)	100	(75)	6,084
Fair value of common stock issued in exchange for patent and technology rights	6,173	—	6,173	—	6,173
Fair value of common stock issued in exchange for licensing rights	—	—	—	—	3,954

Total research and development expenses	6,947	1,792	8,100	3,948	53,831

General and administrative expense	650	876	1,325	2,797	26,790
General and administrative employee stock based compensation	53	165	130	1,264	9,192
Common stock warrants issued for general and administrative expenses	13	5	13	81	2,398
Fair value of common stock issued in exchange for general and administrative expenses	—	—	—	23	304

Total general and administrative expenses	716	1,046	1,468	4,165	38,684

Operating loss	(7,663)	(2,838)	(9,568)	(8,113)	(92,515)
Interest income (expense)	(6)	1	(27)	—	601
Other income	70	955	71	2,390	6,387

Net loss	$(7,599)	$(1,882)	$(9,524)	$(5,723)	$(85,527)
Accretion of Series A convertible preferred stock and dividends	(9,618)	—	(9,618)	—	(9,618)
Net loss applicable to common stockholders	$(17,217)	$(1,882)	$(19,142)	$(5,723)	$(95,145)

Net loss per common share applicable to common stockholders (Note 1):
Basic and diluted loss per share	$(0.13)	$(0.05)	$(0.16)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	132,203,416	38,568,501	116,321,629	29,492,756

(1)	The statement of expenses for the period from January 1, 2003 (date of inception) to June 30, 2012 includes the results of operations of the carved-out Predecessor (RNAi) entity from the beginning of the periods presented to September 23, 2011 ($73,466) combined with the results of operations of RXi (Registrant) for the period September 24, 2011 to June 30, 2012 ($21,680).

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM SEPTEMBER 24, 2011 TO

JUNE 30, 2012, DIVISIONAL EQUITY FOR THE PERIOD FROM APRIL 3, 2006 TO

SEPTEMBER 23, 2011 AND PARENT COMPANY’S NET DEFICIT FOR THE PERIOD FROM JANUARY 1,

2003 (DATE OF INCEPTION) TO DECEMBER 31, 2006

(Amounts in thousands, except share data)

(Unaudited)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Inception, January 1, 2003							$—	$—	$—
Net loss							—	(89)	(89)

Balance at December 31, 2003							—	(89)	(89)
Net loss							—	(3,272)	(3,272)
Net transactions with Parent Company							—	2,393	2,393

Balance at December 31, 2004							—	(968)	(968)
Net loss							—	(2,209)	(2,209)
Net transactions with Parent Company							—	2,727	2,727

Balance at December 31, 2005							—	(450)	(450)
Net loss							—	(2,405)	(2,405)
Net transactions with Parent Company							—	2,587	2,587

Balance at December 31, 2006							$—	$(268)	$(268)

Balance at April 3, 2006							$—	$—	$—
Cash contributions from Parent Company							2	—	2

Balance at December 31, 2006							2	—	2

Non-cash equity adjustments from Parent Company							4,318	—	4,318
Cash contributions from Parent Company							15,679	—	15,679
Stock-based compensation expense							1,814	—	1,814
Net loss							(10,990)	—	(10,990)

Balance at December 31, 2007							10,823	—	10,823
Non-cash equity adjustments from Parent Company							750	—	750
Cash contributions from Parent Company							7,944	—	7,944
Stock based compensation							3,824	—	3,824
Net loss							(14,373)	—	(14,373)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Balance at December 31, 2008							8,968	—	8,968
Non-cash equity adjustments from Parent Company, net							(1,756)	—	(1,756)
Cash contributions from Parent Company							7,714	—	7,714
Stock based compensation expense							4,202	—	4,202
Net loss							(18,387)	—	(18,387)

Balance at December 31, 2009							741	—	741

Non-cash equity adjustments from Parent Company, net							(2,326)	—	(2,326)
Cash contributions from Parent Company, net							11,640	—	11,640
Stock-based compensation expense							4,368	—	4,368
Net loss							(11,993)	—	(11,993)

Balance at December 31, 2010							2,430	—	2,430

Non-cash equity adjustments from Parent Company, net							(8,083)	—	(8,083)
Cash contributions to Parent Company, net							369	—	369
Stock-based compensation expense							1,987	—	1,987
Reclassification of derivative liability upon elimination of obligation							9,249	—	9,249
Net loss—Predecessor (RNAi)							(7,682)	—	(7,682)
Recapitalization of divisional deficit			100,439,841	$10		$(1,740)	1,730	—	—
Stock-based compensation					122		—	—	122
Cash contribution from Parent Company					1,500		—	—	1,500
Expenses paid by Parent Company for RXi					2,058		—	—	2,058
Net loss—RXi (Registrant)						(2,537)	—	—	(2,537)

	—	—	100,439,841	10	3,680	(4,277)	—	—	(587)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Issuance of Series A convertible preferred stock	9,500	$9,500	—	—	—	—	—	—	—
Beneficial conversion feature related to Series A convertible preferred stock	—	(9,500)	—	—	9,500	—	—	—	9,500
Accretion of beneficial conversion feature related to Series A convertible preferred stock	—	9,500	—	—	(9,500)	—	—	—	(9,500)
Issuance of common stock in exchange for patent and technology rights	—	—	41,849,934	4	6,169	—	—	—	6,173
Stock-based compensation	—	—	—	—	374	—	—	—	374
Issuance of common stock warrants in exchange for services	—	—	—	—	13	—	—	—	13
Expenses paid by Parent Company for RXi	—	—	—	—	699	—	—	—	699
Conversion of Series A convertible preferred stock to common stock	(194)	194	14,186,638	2	192	—	—	—	194
Dividends paid on Series A convertible preferred stock	118	118	—	—	(118)	—	—	—	(118)
Net loss—RXi (Registrant)	—	—	—			(9,524)	—	—	(9,524)

Balance at June 30, 2012	9,424	$9,424	156,476,413	$16	$11,009	$(13,801)	$—	$—	$(2,776)

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	RXi (Registrant)	Predecessor (RNAi)	Predecessor (RNAi) and RXi (Registrant)(1)
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Period from January 1, 2003 (Date of Inception) Through June 30, 2012
Cash flows from operating activities:
Net loss	$(9,524)	$(5,723)	$(85,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	79	83	743
Loss on disposal of equipment	—	—	52
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	374	1,581	18,340
Fair value of common stock warrants issued in exchange for services	13	—	13
Loss on exchange of equity instruments	—	900	900
Fair value of Parent Company’s shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of Parent Company derivatives issued in exchange for services	—	81	2,385
Fair value of Parent Company’s common stock issued in exchange for services	—	23	304
Change in fair value of derivatives of Parent Company issued in connection with various equity financings	—	(3,272)	(5,604)
Fair value of common stock issued in exchange for patent and technology rights	6,173	—	6,173
Fair value of Parent Company common stock issued in exchange for licensing rights	—	—	3,954
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	24	87	(146)
Accounts payable	(110)	98	277
Due to former parent	597	—	390
Deferred revenue	(49)	578	767
Accrued expenses and other current liabilities	(232)	502	947

Net cash used in operating activities	(2,655)	(5,062)	(56,753)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	(6)	(53)	(751)
Proceeds from disposal of equipment and furnishings	—	—	(1)
Cash paid for lease deposit	—	—	(45)

Net cash used in investing activities	(6)	(53)	(832)

(1)	The statement of cash flow for the period from January 1, 2003 (date of inception) to June 30, 2012 include the cash flows of the carved-out Predecessor (RNAi) entity from the beginning of the periods presented to September 23, 2011 combined with the cash flows of RXi (Registrant) for the period September 24, 2011 to June 30, 2012.

	RXi (Registrant)	Predecessor (RNAi)	Predecessor (RNAi) and RXi (Registrant)(1)
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Period from January 1, 2003 (Date of Inception) Through June 30, 2012
Cash flows from financing activities:
Cash contributions (adjustments) from (to) Parent Company, net	699	(1,730)	55,923
Proceeds from issuance of Series A convertible preferred stock	8,500	—	8,500
Proceeds from issuance of convertible notes payable	500	—	1,000
Repayments of capital lease obligations	(19)	(46)	(263)

Net cash provided by (used in) financing activities	9,680	(1,776)	65,160

Net increase (decrease) in cash and cash equivalents	7,019	(6,891)	7,575
Cash and cash equivalents at the beginning of period	556	6,891	—

Cash and cash equivalents at end of period	$7,575	$—	$7,575

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$—	$724

Cash paid during the period for interest	$—	$1	$8

	RXi (Registrant)	Predecessor (RNAi)	Predecessor (RNAi) and RXi (Registrant)(1)
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Period From January 1, 2003 (Date of Inception) through June 30, 2012
Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of derivatives issued in connection with Parent Company common stock recorded as a cost of equity	$—	$8,743	$14,051

Fair value of Parent Company shares mandatorily redeemable for cash upon the exercise of warrants	$—	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for Parent Company common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$44	$277

Value of Parent Company restricted stock units issued in lieu of bonuses included in accrued expenses	$—	$427	$427

Reclassification of derivative liability upon elimination of obligation	$—	$—	$9,249

Value of Parent Company restricted stock units and common stock issued in lieu of cash bonuses	$—	$—	$207

Non-cash lease deposit	$—	$—	$50

Fair value of Parent Company stock options modified	$—	$960	$960

Conversion of Series A convertible preferred stock into common stock	$194	$—	$194

Value of Series A convertible preferred stock beneficial conversion feature	$9,500	$—	$9,500

Accretion of Series A convertible preferred stock	$9,500	$—	$9,500

Series A convertible preferred stock dividend	$118	$—	$118

Conversion of notes payable into preferred stock	$1,000	$—	$1,000

(1)	The statement of cash flow for the period from January 1, 2003 (date of inception) to June 30, 2012 include the cash flows of the carved-out Predecessor (RNAi) entity from the beginning of the periods presented to September 23, 2011 combined with the cash flows of RXi (Registrant) for the period September 24, 2011 to June 30, 2012.

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Prior to April 13, 2011, Galena Biopharma, Inc. (“Galena” or the “Parent Company”) (formerly known as RXi Pharmaceuticals Corporation) was engaged primarily in conducting discovery research and preclinical development activities based on RNAi, and Galena’s financial statements for periods through April 13, 2011 primarily reflected assets, liabilities and results of operations attributable to Galena’s RNAi-based assets, liabilities and results of operations. On April 13, 2011, Galena broadened its strategic direction by adding the development and commercialization of cancer therapies that utilize peptide-based immunotherapy products, including a main product candidate, NeuVax, for the treatment of various cancers. On September 24, 2011, Galena contributed to RXi Pharmaceuticals Corporation (“RXi,” “Registrant,” or the “Company”), a newly formed subsidiary of Galena, substantially all of Galena’s RNAi-related technologies and assets. The newly formed RXi was incorporated on September 8, 2011 with the issuance of 100 initial shares at a price of $0.01 per share for total consideration of $1.00.

As a result of these transactions, the historical financial information for the three and six months ended June 30, 2011, as well as the cumulative period from inception (January 1, 2003) through April 27, 2012, has been “carved out” of the financial statements of Galena, as our “Predecessor”. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities. The financial information for the cumulative period from inception through June 30, 2012 includes Galena’s RNAi-related activities through September 23, 2011 and also includes the results of RXi for the period from September 24, 2011 to June 30, 2012. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

The carved-out financial information includes both direct and indirect expenses. The historical direct expenses consist primarily of the various costs for technology license agreements, sponsored research agreements and fees paid to scientific advisors, and employee expenses of employees directly involved in RNAi-related activities. Indirect expenses represent expenses incurred by Galena on behalf of the RNAi business that have been allocated to the RNAi business. The indirect expenses are based upon (1) estimates of the percentage of time spent by individual Galena employees working on RNAi business matters and (2) allocations of various expenses associated with each employee including salary, benefits, rent associated with an employee’s office space, accounting and other general and administrative expenses. The percentage of time spent by individual Galena employees was then multiplied by the allocation of various expenses associated with those employees to develop an allocation of expense per employee and the sum of such allocations for these employees equals the total expense allocable to the RNAi business and reflected in the carved-out financial statements.

Management believes the assumptions underlying the allocations of indirect expenses in the carve-out financial information are reasonable; however, the financial position, results of operations, and cash flows may have been materially different if the RNAi business had operated as a stand-alone entity for the entire three and six months ended June 30, 2011.

RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011. The RNAi business operated as a division of Galena prior to September 24, 2011, the date on which the RNAi-related assets were contributed from Galena to RXi, as described more fully below. The balance of $13,801,000 in deficit accumulated since incorporation at June 30, 2012 includes RXi’s net loss of $12,061,000 for the period September 24, 2011 to June 30, 2012 and the Predecessor’s cumulative net loss of $73,466,000 through September 23, 2011 offset by cash and non-cash equity transactions of $71,726,000.

To date, RXi’s principal activities, including that of its Predecessor, have consisted of development activities including the manufacture of clinical drug supply, filing of an Investigational New Drug (“IND”) application and the initiation of a Phase 1 clinical trial conducting discovery research and preclinical development activities utilizing the RNAi therapeutic platform, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and larger biotechnology companies.

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

On September 24, 2011, RXi entered into a securities purchase agreement with Galena, Tang Capital Partners, LP (“TCP”) and RTW Investments, LLC (“RTW”) pursuant to which:

•

TCP and RTW agreed to purchase a total of 9,500 shares of RXi’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), for an aggregate purchase price of $9,500,000, at the closing of the spin-off transaction (see below) and to lend RXi up to $1,500,000 to fund RXi’s operations prior to the closing, with the outstanding principal and accrued interest on the loan converted into Series A Preferred Stock at the closing, at a conversion price of $1,000 per share, and such conversion applied to the $9,500,000 total investment by TCP and RTW in Series A Preferred Stock;

•

RXi agreed that the Series A Preferred Stock will be convertible by TCP or RTW at any time into shares of RXi common stock, except to the extent that the holder would own more than 9.999% of the shares of RXi common stock outstanding immediately after giving effect to such conversion. Without regard to this conversion limitation, the shares of the Series A Preferred Stock to be held by TCP and RTW would, as of April 27, 2012 (the closing date of the transaction), be convertible into shares of RXi common stock representing approximately 83% of the fully-diluted shares of RXi common stock outstanding as of that date;

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

As of April 27, 2012, the date of completion of RXi’s spin-off from Galena, the Company issued 9,500 of Series A Preferred Stock to TCP and RTW upon the conversion of the $1,026,736 principal and accrued interest under the bridge notes and the receipt of the remaining $8,473,624 from TCP and RTW, as provided for in the securities purchase agreement. At the closing of the spin-off transaction, RXi reimbursed Galena and TCP $300,000 and $100,000, respectively, for transaction related expenses. The Company believes that the cash received from the securities purchase agreement should be sufficient to fund RXi’s operations into the second quarter of 2013. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, or terminate the Company operations or to seek to merge with or to be acquired by another company.

As part of the transactions contemplated by the contribution and securities purchase agreements, on September 24, 2011, RXi entered into an agreement with Advirna, LLC (“ Advirna “), a company affiliated with the Company’s former Senior Vice President and Chief Scientific Officer, pursuant to which:

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

Accordingly, at the date of the completion of the spin-off, the Company issued 41,849,934 shares of common stock to Advirna. The Company recorded research and development expense of $6,173,000 to recognize the fair value of the common shares issued in exchange for the sd-rxRNA patent and technology rights assigned to RXi by Advirna.

Basis of Presentation

For the period from January 1, 2003 (date of inception) to December 31, 2006, the Predecessor financial information consists of various transactions of CytRx Corporation (“CytRx”), which were identified as direct expenses related to RNAi therapeutics and disaggregated (“carved out”) from CytRx’s financial statements. In addition, various indirect costs related to RNAi therapeutics (mainly senior management and accounting) were estimated and included as part of the Predecessor carved-out financial information. For the period from April 3, 2006 (date of incorporation of Galena) through December 31, 2007, Galena was operating as a subsidiary of CytRx. CytRx is the former parent of Galena. Galena was formed by CytRx and four prominent RNAi researchers to pursue the development of proprietary therapeutics based on RNAi for the treatment of human diseases. The financial information for the period from April 3, 2006 (date of incorporation of Galena) to June 30, 2012 was compiled from Galena’s books and records through September 23, 2011, and includes an allocation in 2007 of indirect costs from CytRx for overhead and general administrative costs provided through December 31, 2007 (that have been allocated based upon estimates developed by CytRx’s management and include corporate salaries, benefits, accounting, rent and other general and administrative expenses). There are no Predecessor financial statements for the period from April 3, 2006 (date of incorporation of Galena) to December 31, 2006 as there was no activity. In addition, the cumulative period from inception (January 1, 2003) through June 30, 2012 includes the results of RXi, the registrant, for the period from September 24, 2011 to June 30, 2012. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011. RXi’s net loss applicable to common stockholders for the period September 24, 2011 to June 30, 2012, included in the financial information for the cumulative period ended June 30, 2012, was $21,680,000.

In January 2012, the Company amended its certificate of incorporation to increase its authorized common shares from 1,000 shares to 1,500,000,000 shares and to provide for the authorization of 10,000,000 shares of preferred stock. On April 26, 2012, the Board of Directors declared a 1,004,397.41 for 1 split in the form of a stock dividend of the Company’s common stock resulting in the distribution on April 26, 2012 of 100,439,841 additional shares to Galena, the Company’s sole stockholder on the record date for the distribution. Contemporaneously, Galena distributed 66,959,894 shares of RXi common stock to its shareholders. The share and per share amounts for the periods prior to the April 26, 2012 stock split give retroactive effect to the stock split.

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

Net loss per share

The Company accounts for and discloses net loss per common share in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260 “Earnings per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2012	2011

RXi options to purchase common stock	63,097,938	—
Common stock underlying Series A Preferred Stock	689,134,734	—
Warrants to purchase common stock	138,462	—

Total	752,371,134	—

For the three and six month periods ended June 30, 2012, net loss per common share applicable to common stockholders reflects $9.6 million in Series A Preferred Stock accretion and dividends, including $9.5 million related to the beneficial conversion feature of the Series A Preferred Stock that has been accreted to preferred dividends.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income , a new accounting standard that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires the consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this new standard do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this standard did not impact the Company’s financial statements as the Company’s comprehensive loss is equal to its net loss for all periods presented.

3. Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures”.

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

Description	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$53	$53	$—	$—

Total assets	$53	$53	$—	$—

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$53	$53	$—	$—

Total assets	$53	$53	$—	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, accounts payable, capital leases, and convertible notes payable approximate their fair values due to their short-term nature and market rates of interest.

4. Preferred Stock

The Series A Preferred Stock has the rights and preferences set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, or the Certificate of Designations, as summarized below.

Dividends

Holders of Series A Preferred Stock shall be entitled to receive cumulative mandatory dividends at the rate per share of seven percent (7%) of the face amount ($1,000 per share) per annum, payable quarterly on each March 31, June 30, September 30 and December 31. Dividends shall be payable in additional shares of Series A Preferred Stock valued for this purpose at the face amount. In the event there are not sufficient authorized preferred shares available to pay such a dividend, the dividend shall instead accrete to and increase the value of the outstanding Series A Preferred Stock.

Liquidation Preference

The “Liquidation Preference” with respect to a share of Series A Preferred Stock means an amount equal to the face amount of the shares plus all accrued and unpaid dividends on the Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares). In the event of a liquidation, dissolution, or winding up, whether voluntary or involuntary, no distribution shall be made to the holders of any shares of capital stock of the Corporation (other than Senior Securities pursuant to the rights, preferences and privileges thereof) unless prior the holders of shares of Series A Preferred Stock have received the Liquidation Preference with respect to each share then outstanding.

Conversion

Each holder of shares of Series A Preferred Stock may, at any time and from time to time, convert each of its shares into a number of fully paid and non-assessable shares of common stock at the defined conversion rate. Initially each share of Series A Preferred Stock is convertible into 73,127 shares of common stock. In no event shall any holder of shares of Series A preferred stock have the right to convert shares of Series A Preferred Stock into shares of common stock to the extent that such issuance or sale or right to effect such conversion would result in the holder or any of its affiliates together beneficially owning more than 9.999% of the then issued and outstanding shares of common stock immediately prior to such purported issuance, sale, transfer or conversion.

If, at any time, the number of outstanding shares of common stock is increased by a stock split, stock dividend, combination, reclassification or other similar event (in each case, whether by merger or otherwise), then the conversion price shall be proportionately reduced. If the number of outstanding shares of common stock is decreased by a reverse stock split, combination or reclassification of shares, or other similar event (in each case, whether by merger or otherwise), then the conversion price shall be proportionately increased. Holders of Series A Preferred Stock are also entitled to adjustments to the conversion price and other rights in the event of a merger, change of control and other defined events.

Voting

The holders of Series A Preferred Stock do not have any right to elect directors and have only limited voting rights, which consist primarily of the right to vote under certain protective provisions set forth in the Certificate of Designations, regarding: (i) any proposed amendment to the Series A Preferred Stock or its right and preferences; and (ii) any proposed “Deemed Liquidation Event” as defined in the Certificate of Designations.

Upon the issuance of the Series A Preferred Stock, the preferred stock was first assessed under ASC 480, “Distinguishing Liabilities from Equity” and it was determined that it was not within the scope of ASC 480, therefore, the Series A Preferred Stock was not considered a liability under ASC 480. The Series A Preferred Stock was then assessed under ASC 815, “Derivatives and Hedging”.

The Series A Preferred Stock is convertible into common stock at the holders’ option, subject to the terms of the Certificate of Designations. This embedded feature meets the definition of a derivative. The Company believes that the Series A Preferred Stock is an equity host for the purposes of assessing the embedded conversion option for potential bifurcation. The Company concluded that the conversion option feature is clearly and closely related to the preferred stock host. As such, the conversion feature did not require bifurcation under ASC 815.

The Series A Preferred Stock was then assessed under ASC 470, “Debt with Conversion Features and Other Options”, to determine if there was a beneficial conversion feature (BCF). The BCF compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds to the transaction date value of number of shares that the holder would receive upon conversion. The calculation resulted in a BCF of $9,500,000. The BCF was recorded in additional paid-in capital.

The Company has recorded the Series A Preferred Stock in temporary equity as, the Company may not be able to control the actions necessary to issue the maximum number of common shares needed to provide for a conversion in full of the then outstanding Series A Preferred Stock, at which time a holder of the Series A Preferred Stock may elect to redeem their preferred shares outstanding in the amount equal to the face value per share, plus unpaid accrued dividends. The initial carrying value of the Series A Preferred Stock was $9,500,000. The conversion option of the Series A Preferred Stock is immediately exercisable, therefore the $9,500,000 discount related to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series A Preferred Stock to $9,500,000.

During June 2012, a Series A Preferred Stock holder elected to convert 194 shares of Series A Preferred Stock into 14,186,638 shares of common stock of the Company.

As of June 30, 2012 there were 9,424 shares of Series A Preferred Stock issued and outstanding.

5. Stock Based Compensation

The Company follows the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation “ (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees”.

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

RXi Stock Based Compensation

On January 23, 2012, the Company’s board of directors and sole stockholder adopted the RXi Pharmaceuticals Corporation 2012 Long Term Incentive Plan (the “2012 Incentive Plan”). Under the 2012 Incentive Plan, the Company may grant incentive stock options, nonqualified stock options, cash awards, stock appreciation rights, restricted and unrestricted stock and stock unit awards and other stock-based awards. As of June 30, 2012, a maximum of 90,000,000 shares of common stock are authorized for issuance and available for future grants under the Company’s 2012 Incentive Plan. The Company’s board of directors currently acts as the administrator of the Company’s 2012 Incentive Plan.

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

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three and six month periods ended June 30, 2012 and 2011, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	0.93%	N/A	0.93%	N/A
Weighted average expected volatility	88.38%	N/A	88.38%	N/A
Weighted average expected lives (years)	6.00	N/A	6.00	N/A
Weighted average expected dividend yield	0.00%	N/A	0.00%	N/A

The weighted average fair value of options granted during the three and six month periods ended June 30, 2012 was $0.07 and $0.07, respectively.

RXi’s expected common stock price volatility assumption is based upon the volatility of a composition of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that RXi has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. RXi has estimated an annualized forfeiture rate of 5.0% for options granted to its employees and 0% forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The following table summarizes stock option activity from January 1, 2012 through June 30, 2012:

	Total Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2012	—	$—
Granted	63,097,938	0.10
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2012	63,097,938	$0.10	$2,101,000

Options exercisable at June 30, 2012	348,808	$0.13	$—

The aggregate intrinsic values of outstanding and exercisable options at June 30, 2012 were calculated based on the closing price of the Company’s common stock on June 30, 2012 of $0.13 per share less the exercise price of those shares.

Predecessor (RNAi) Stock Based Compensation Expense

The following stock based compensation information relates to stock options issued by Galena. Stock based compensation expense prior to the completion of the spin-off was allocated to the carved out financial statements based on an estimate of time spent by Galena employees, board members, scientific advisory board members, and outside consultants on RXi related matters. Galena options held by current RXi employees were cancelled at the date of the completion of the spin-off except for options to purchase an aggregate of 477,191 shares of Galena common stock. The Company will continue to recognize stock compensation expense on the non-cancelled options as they vest. Under the terms of the option awards, these options will continue to vest as long as the individuals are employed by RXi.

Galena is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three and six month periods ended June 30, 2012 and 2011, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	N/A	2.53%	1.01%	2.35%
Weighted average expected volatility	N/A	99.18%	75.96%	111.78%
Weighted average expected lives (years)	N/A	6.00	5.96	5.78
Weighted average expected dividend yield	N/A	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the six month period ended June 30, 2012 and 2011 was $0.47 and $1.18 per share, respectively.

The weighted average fair value of options granted during the three month period ended June 30, 2011 was $1.01 per share. There were no Galena options granted during the three month period ended June 30, 2012.

Galena’s expected common stock price volatility assumption is based upon the volatility of a composition of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that Galena has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. Galena has estimated an annualized forfeiture rate of 15.0% for options granted to its employees, 8.0% for options granted to senior management and no forfeiture rate for the directors. RXi will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The following table summarizes stock option activity from January 1, 2012 through June 30, 2012:

	Total Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2012	5,153,387	$3.24
Granted	325,000	0.72
Exercised	—	—
Cancelled	4,877,662	3.01

Outstanding at June 30, 2012	600,725	$3.74	$190,000

Options exercisable at June 30, 2012	481,499	$4.24	$107,487

The aggregate intrinsic values of outstanding and exercisable options at June 30, 2012 were calculated based on the closing price of Galena’s common stock on June 29, 2012 of $1.65 per share less the exercise price of those shares.

6. Subsequent Events

In accordance with ASC 855-10, “Subsequent Events,” management has evaluated subsequent events through to the date these financial statements are filed. The Company did not have any material recognizable or unrecognizable subsequent events except as otherwise disclosed below and elsewhere in the notes to the financial statements.

On July 11, 2012, the Company granted an option to purchase 250,000 shares of common stock to each of the two Scientific Advisory Board members appointed to RXi’s Scientific Advisory Board. The options had an exercise price of $0.16 per share, which represented the Company’s closing stock price on that date. The options vest annually over a two year period and expire not later than 10 years from the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation. All references to “Galena” refer to Galena Biopharma, Inc. and Apthera, Inc., Galena’s wholly owned subsidiary.

This management’s discussion and analysis of financial condition as of June 30, 2012 and results of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the financial statements included in our Special Financial Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on May 7, 2012.

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

Certain human diseases result from overexpression of one or more genes. We believe that these types of human diseases can potentially be treated by silencing (reducing) the overexpressed genes. While no therapeutic RNAi products have been approved by the Food and Drug Administration (“FDA”) to date, there has been significant interest in the field of RNAi therapeutic development. This interest is driven by the potential ability to use RNAi to develop lead compounds that specifically and selectively inhibit single target genes, many of which are thought to be incapable of being inhibited by other modalities. RXI-109, our first RNAi product candidate, is a dermal anti-scarring investigative therapy that targets connective tissue growth factor (“CTGF”). The Company received the FDA’s clearance to enter clinical trials with RXI-109, and with this clearance the Company initiated a Phase 1 clinical trial in 2012. Because abnormal overexpression of CTGF is implicated in dermal scarring and fibrotic disease, we believe that RXI-109 or other CTGF-targeting RNAi compounds may be able to treat other indications, including pulmonary fibrosis, liver fibrosis, acute spinal injury, ocular scarring and restenosis. We intend to maintain our core RNAi discovery and development capability and to develop products both on our own and through collaborations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the notes to the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on May 8, 2012. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. The Company believes that the accounting policies relating to the predecessor financial statements and carve-out financial statements, research and development expenses, stock-based compensation and the accounting for convertible preferred stock fit the description of critical accounting policies and estimates.

Predecessor’s Financial Statements and Carve-Out Financial Statements

Prior to April 13, 2011, Galena was engaged primarily in conducting discovery research and preclinical development activities based on RNAi, and Galena’s financial statements for periods prior to April 13, 2011 reflected solely the assets, liabilities and results of operations attributable to Galena’s RNAi-based assets, liabilities and results of operations. On April 13, 2011, Galena broadened its strategic direction by adding the development and commercialization of cancer therapies that utilize peptide-based immunotherapy products, including a main product candidate, NeuVax, for the treatment of various cancers. On September 24, 2011, Galena contributed to RXi, a newly formed subsidiary of Galena, substantially all of Galena’s RNAi-related technologies and assets. The newly formed RXi was incorporated on September 8, 2011 with the issuance of 100 initial shares at a price of $0.01 per share for total consideration of $1.00. RXi was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011

As a result of these transactions, the historical financial information for the three and six months ended June 30, 2011, as well as the cumulative period from inception (January 1, 2003) through June 30, 2012, has been “carved out” of the financial statements of Galena, as our “Predecessor”. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities. The financial information for the cumulative period from inception through June 30, 2012 includes Galena’s RNAi-related activities through September 23, 2011 and also includes the results of RXi for the period from September 24, 2011 to June 30, 2012.

The carved-out financial information includes both direct and indirect expenses. The historical direct expenses consist primarily of the various costs for technology license agreements, sponsored research agreements, fees paid to scientific advisors and employee expenses of employees directly involved in RNAi-related activities. Indirect expenses represent expenses incurred by Galena that were allocable to the RNAi business. The indirect expenses are based upon (1) estimates of the percentage of time spent by Galena employees working on RNAi business matters and (2) allocations of various expenses associated with the employees, including salary, benefits, rent associated with the employees’ office space, accounting and other general and administrative expenses. The percentage of time spent by Galena employees was multiplied by these allocable expenses to arrive at the total employee expenses allocable to the RNAi business and reflected in the carved out financial statements. Management believes the assumptions underlying the carve-out financial information are reasonable; however, the financial position, expenses and cash flows may have been materially different if the RNAi business had operated as a stand-alone entity during the periods presented.

Research and Development Expenses

Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits, facilities, supplies, external services, and other operating costs and overhead directly related to the Company’s research and development departments, as well as costs to acquire technology licenses.

Stock-based Compensation

The Company follows the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all stock based payment awards made to employees and non-employee directors, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

        For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “ Equity Based Payments to Non- Employees ”. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

Convertible Preferred Stock

On April 27, 2012, the Company received net proceeds of $8.1 million from the issuance of the convertible preferred stock (“Series A Preferred Stock”). The Company first assessed the preferred stock under ASC 480, “Distinguishing Liabilities from Equity”, and it was determined it was not within the scope of ASC 480. The preferred stock was then assessed under ASC 815, “Derivatives and Hedging”.

The preferred stock is convertible into common stock at the holders’ option, subject to the terms of the Certificate of Designations. This embedded feature meets the definition of a derivative. The Company believes that the Series A Preferred Stock is an equity host for the purposes of assessing the embedded conversion option for potential bifurcation. The Company concluded that the conversion option feature is clearly and closely related to the preferred stock host. As such, the conversion feature did not require bifurcation under ASC 815.

The preferred stock was then assessed under ASC 470, “Debt with Conversion Features and Other Options”, to determine if there was a beneficial conversion feature (BCF). The BCF compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds to the transaction date value of number of shares that the holder would receive upon conversion. The calculation resulted in a BCF of $9,500,000. The BCF was recorded in additional paid-in capital.

The Company has recorded the Series A Preferred Stock in temporary equity as, the Company may not be able to control the actions necessary to issue the maximum number of common shares needed to provide for a conversion in full of the then outstanding Series A Preferred Stock, at which time a holder of the Series A Preferred Stock may elect to redeem their preferred shares outstanding in the amount equal to the face value per share, plus unpaid accrued dividends. The initial carrying value of the preferred stock was $9,500,000. The conversion option of the Series A Preferred Stock is immediately exercisable, therefore the $9,500,000 discount related to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series A Preferred Stock to $9,500,000.

Results of Operations

We have generated no revenues since our inception, and anticipate that no revenues will be generated for the six months ended June 30, 2012. Accordingly, for accounting purposes we are considered a development stage company.

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

For the Three and Six Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, our net loss was approximately $7,599,000 compared with a net loss of $1,882,000 for the three months ended June 30, 2011. The loss increased by $5,717,000 or approximately 303%. Variations in the losses between the two periods are discussed below.

For the six months ended June 30, 2012, our net loss was approximately $9,524,000 compared with a net loss of $5,723,000 for the six months ended June 30, 2011. The loss increased by $3,801,000, or approximately 66%. Variations in the losses between the two periods are discussed below.

For the three months ended June 30, 2012, our net loss applicable to common stockholders was approximately $17,217,000 compared with a net loss applicable to common stockholders of $1,882,000 for the three months ended June 30, 2011. The loss increased by $15,335,000 or approximately 814%. Variations in the losses between the two periods are discussed below.

For the six months ended June 30, 2012, our net loss applicable to common stockholders was approximately $19,142,000 compared with a net loss applicable to common stockholders of $5,723,000 for the six months ended June 30, 2011. The loss increased by $13,419,000, or approximately 234%. Variations in the losses between the two periods are discussed below.

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

Total research and development expenses were approximately $6,947,000 for the three months ended June 30, 2012, compared with $1,792,000 for the three months ended June 30, 2011. The increase of $5,155,000, or 287%, was primarily due to the fair value of common stock issued in exchange for patent and technology rights of $6,173,000 and an increase of $45,000 in non-employee non-cash stock based compensation primarily related to the changes in Black-Scholes assumptions offset by a decrease of $1,023,000 in research and development expenses due to lower personnel costs and a decrease of $40,000 in employee stock based compensation.

Total research and development expenses were approximately $8,100,000 for the six months ended June 30, 2012, compared with $3,948,000 for the six months ended June 30, 2011. The increase of $4,152,000, or 105%, was primarily due to the fair value of common stock issued in exchange for patent and technology rights of $6,173,000 and an increase of $175,000 in non-employee non-cash stock based compensation primarily related to the changes in Black-Scholes assumptions offset by a decrease of $1,948,000 in research and development expenses due to lower personnel costs and a decrease of $248,000 in employee stock based compensation.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $716,000 for the three months ended June 30, 2012, compared with $1,046,000 for the three months ended June 30, 2011. The decrease of $330,000, or 32%, was primarily due to a decrease of $226,000 in general and administrative expenses due to lower personnel related costs and professional and outside services, a decrease of $112,000 in employee stock based compensation offset by an increase of $8,000 related to the fair value of common stock warrants issued in exchange for services.

General and administrative expenses were approximately $1,468,000 for the six months ended June 30, 2012, compared with $4,165,000 for the three months ended June 30, 2011. The decrease of $2,697,000, or 64%, was primarily due to a decrease of $1,472,000 in general and administrative expenses due to lower personnel related costs and professional and outside services, a decrease of $1,134,000 in employee stock based compensation, a decrease of $23,000 related to the fair value of our Parent Company’s common stock issued for services, and a decrease of $68,000 related to the fair value of common stock warrants issued in exchange for services.

Interest Income (Expense)

The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Interest expenses were approximately $6,000 for the three months ended June 30, 2012, compared with interest income of $1,000 for the three months ended June 30, 2011. The decrease of $7,000 or 700% was primarily due to interest expense from the bridge notes funded by TCP and RTW.

Interest expenses were approximately $27,000 for the six months ended June 30, 2012, compared with no interest expense or income for the six months ended June 30, 2011. The increase of $27,000 was primarily due to the interest expense from the bridge notes funded by TCP and RTW. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other income was $70,000 the three months ended June 30, 2012, compared with $955,000 for the three months ended June 30, 2011 which related to the change in the fair value of Galena’s derivatives potentially settleable in cash issued in connection with several financing transactions.

Other income was $71,000 for the six months ended June 30, 2012, compared with $2,390,000 for the six months ended June 30, 2011 which related to the change in the fair value of Galena’s derivatives potentially settleable in cash issued in connection with several financing transactions.

Series A Preferred Stock Accretion and Dividends

The $9.6 million in the accretion of Series A convertible Preferred Stock and dividends for the three and six months ended June 30, 2012, consists of $9.5 million related to the beneficial conversion feature of the Series A Preferred Stock that we have accreted to preferred dividends, as described Note 1 to the condensed financial statements and $0.1 million in dividends payable on shares of our Series A Preferred Stock.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $7.6 million as of June 30, 2012, compared with $0.6 million as of December 31, 2011. As of April 27, 2012, the Company completed the spin-off from Galena and issued 9,500 of Series A Preferred Stock to TCP and RTW upon the conversion of the $1,026,736 principal and accrued interest under the bridge notes outstanding at this date and the receipt of the remaining $8,473,624 from TCP and RTW, as provided for in the securities purchase agreement. At the closing of the spin-off transaction, RXi reimbursed Galena and TCP $300,000 and $100,000, respectively, for transaction related expenses. The Company believes that the cash available at June 30, 2012 should be sufficient to fund RXi’s operations into the second quarter of 2013. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We have not generated revenue to date and may not generate product revenue in the foreseeable future, if ever. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, or terminate the Company operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $2,655,000 for the six months ended June 30, 2012, compared with $5,062,000 for the six months ended June 30, 2011. The decrease of approximately $2,407,000 related primarily to the Company’s net loss of $9,524,000 for the six months ended June 30, 2012 as compared to $5,723,000, as described above, and the adjustments to net loss for non-cash items to arrive at the net cash used in operating activities. The non-cash items adjusted for the six months ended June 30, 2012 was approximately $6,639,000, compared with ($604,000) for the six months ended June 30, 2011. The increase from the same period in the prior year is primarily related to the fair value of common stock issued in exchange for patent and technology rights of $6,173,000.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $6,000 for the six months ended June 30, 2012, compared with $53,000 for the six months ended June 30, 2011. The decrease was primarily due a decrease in purchases of equipment and furnishings during the six months ended June 30, 2012 as compared with purchases for the same period in 2011.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $9,680,000 for the six months ended June 30, 2012, compared with $1,776,000 for the six months ended June 30, 2011. The increase was primarily due to proceeds from the issuance of preferred stock of $8,500,000, net cash distributions to Galena in the amount of $699,000 and proceeds of $500,000 from a convertible note in 2012 compared with net cash contributions from Galena of $1,730,000 for the same period in 2011.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Special Financial Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on May 7, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2012, we issued warrants to purchase 138,462 shares of common stock to Levin & Company, Inc. in consideration of executive search services performed in connection with the employment of Dr. Geert Cauwenbergh, our Chief Executive Officer. The warrants become exercisable in equal quarterly installments, with the first installment vesting on the date of grant, at an exercise price of $0.13 and expire on April 27, 2012. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Bylaws.

10.1	Lease Agreement date June 27, 2012 between RXi Pharmaceuticals Corporation and Westborough Associates Building Five Limited Partnership (1)

10.2	Sublease Agreement dated June 28, 2012 between RXi Pharmaceuticals Corporation and Massachusetts Biomedical Initiatives, Inc. (1)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011; (2) Condensed Statements of Expenses for the three and six months ended June 30, 2012 and 2011 and for the period from January 1, 2003 (inception) to June 30, 2012; (3) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the cumulative period from January 1, 2003 (inception) to June 30, 2012; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

(1)	Previously filed as an exhibit to the Current Report on Form 8-K (File No. 333-177498) filed on July 3, 2012 and incorporated by reference herein.
*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and Chief Financial Officer

Date: August 14, 2012