Form 10-Q
period 2012-09-30
RXi Pharmaceuticals Corp
filed 2012-11-13
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, RXi Pharmaceuticals Corporation had 158,670,223 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2012

INDEX

Part No.	Item No.	Description	Page No.

I		FINANCIAL INFORMATION

	1	Financial Statements (unaudited)	3

		Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	3

		Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the cumulative period from January 1, 2003 (date of inception) to September 30, 2012	4

		Condensed Statements of Convertible Preferred Stock and Stockholders’ Deficit for the period from September 24, 2011 to September 30, 2012, Divisional Equity for the period from April 3, 2006 to September 23, 2011 and Parent Company’s Net Deficit for the period from January 1, 2003 (date of inception) to December 31, 2006	5

		Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the cumulative period from January 1, 2003 (date of inception) to September 30, 2012	8

		Notes to Condensed Financial Statements	11

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	4	Controls and Procedures	22

II		OTHER INFORMATION	22

	1	Legal Proceedings	22

	1A	Risk Factors	22

	2	Unregistered Sales of Equity Securities and Use of Proceeds	22

	3	Defaults Upon Senior Securities	22

	4	Mine Safety Disclosures	22

	5	Other Information	22

	6	Exhibits	23

Index to Exhibits			23

Signatures			24

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION (REGISTRANT)

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	RXi (Registrant)	RXi (Registrant)
	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$6,278	$503
Restricted cash	53	53
Due from Parent	—	597
Prepaid expenses and other current assets	144	186

Total current assets	6,475	1,339

Equipment and furnishings, net	235	355
Other assets	2	—

Total assets	$6,712	$1,694

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$155	$387
Accrued expenses and other current liabilities	877	544
Deferred revenue	370	816
Current maturities of capital lease obligations	9	29

Total current liabilities	1,411	1,776
Convertible notes payable	—	500
Capital lease obligations, net of current maturities	—	5

Total liabilities	1,411	2,281

Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized; 9,575 and no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (Liquidation preference of $9,575 at September 30, 2012)	9,575	—
Stockholders’ deficit:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 157,500,191 and 100,439,841 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	16	10
Additional paid-in capital	11,155	3,680
Deficit accumulated during the developmental stage	(15,445)	(4,277)

Total stockholders’ deficit	(4,274)	(587)

Total liabilities, convertible preferred stock and stockholders’ deficit	$6,712	$1,694

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	RXi (Registrant)	Predecessor (RNAi) and RXi (Registrant)(1)	RXi (Registrant)	Predecessor (RNAi) and RXi (Registrant)(1)	Predecessor (RNAi) and RXi (Registrant)(2)
	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Period from January 1, 2003 (Date of Inception) to September 30, 2012
Revenue:
Grant revenue	$57	$—	$57	$—	$57

Total revenue	57	—	57	—	57
Expenses:
Research and development expense	1,069	1,021	2,752	4,652	35,625
Research and development employee stock based compensation expense	138	79	282	471	3,202
Research and development non-employee stock based compensation expense	7	26	107	(49)	6,091
Fair value of common stock issued in exchange for patent and technology rights	—	—	6,173	—	6,173
Fair value of common stock issued in exchange for licensing rights	—	—	—	—	3,954

Total research and development expenses	1,214	1,126	9,314	5,074	55,045

General and administrative expense	387	730	1,711	3,527	27,177
General and administrative employee stock based compensation	152	301	282	1,565	9,344
Common stock warrants issued for general and administrative expenses	—	10	13	91	2,398
Fair value of common stock issued in exchange for general and administrative expenses	—	—	—	23	304

Total general and administrative expenses	539	1,041	2,006	5,206	39,223

Operating loss	(1,696)	(2,167)	(11,263)	(10,280)	(94,211)
Interest income (expense)	(1)	1	(29)	1	600
Other income	53	123	124	2,513	6,440

Net loss	(1,644)	(2,043)	(11,168)	(7,766)	(87,171)
Accretion of Series A convertible preferred stock and dividends	(1,277)	—	(11,897)	—	(11,897)

Net loss applicable to common stockholders	$(2,921)	$(2,043)	$(23,065)	$(7,766)	$(99,068)

Net loss per common share applicable to common stockholders (Note 1):
Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.18)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	157,155,222	41,970,481	130,032,178	33,697,704

(1)	The statements of expenses for the three and nine months ended September 30, 2011 include the results of operations of the carved-out Predecessor (RNAi) entity from the beginning of the periods presented to September 23, 2011 ($1,959 and $7,682, respectively) combined with the results of operations of RXi (Registrant) for the period September 24, 2011 to September 30, 2011 ($84).
(2)	The statement of expenses for the period from January 1, 2003 (date of inception) to September 30, 2012 include the results of operations of the carved-out Predecessor (RNAi) entity from the beginning of the periods presented to September 23, 2011 ($73,466) combined with the results of operations of RXi (Registrant) for the period September 24, 2011 to September 30, 2012 ($25,602).

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM SEPTEMBER 24, 2011 TO

SEPTEMBER 30, 2012, DIVISIONAL EQUITY FOR THE PERIOD FROM APRIL 3, 2006 TO

SEPTEMBER 23, 2011 AND PARENT COMPANY’S NET DEFICIT FOR THE PERIOD FROM JANUARY 1,

2003 (DATE OF INCEPTION) TO DECEMBER 31, 2006

(Amounts in thousands, except share data)

(Unaudited)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Inception, January 1, 2003							$—	$—	$—
Net loss							—	(89)	(89)

Balance at December 31, 2003							—	(89)	(89)
Net loss							—	(3,272)	(3,272)
Net transactions with Parent Company							—	2,393	2,393

Balance at December 31, 2004							—	(968)	(968)
Net loss							—	(2,209)	(2,209)
Net transactions with Parent Company							—	2,727	2,727

Balance at December 31, 2005							—	(450)	(450)
Net loss							—	(2,405)	(2,405)
Net transactions with Parent Company							—	2,587	2,587

Balance at December 31, 2006							$—	$(268)	$(268)

Balance at April 3, 2006							$—	$—	$—
Cash contributions from Parent Company							2	—	2

Balance at December 31, 2006							2	—	2
Non-cash equity adjustments from Parent Company							4,318	—	4,318
Cash contributions from Parent Company							15,679	—	15,679
Stock-based compensation expense							1,814	—	1,814
Net loss							(10,990)	—	(10,990)

Balance at December 31, 2007							10,823	—	10,823
Non-cash equity adjustments from Parent Company							750	—	750
Cash contributions from Parent Company							7,944	—	7,944
Stock based compensation							3,824	—	3,824
Net loss							(14,373)	—	(14,373)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Balance at December 31, 2008							8,968	—	8,968
Non-cash equity adjustments from Parent Company, net							(1,756)	—	(1,756)
Cash contributions from Parent Company							7,714	—	7,714
Stock based compensation expense							4,202	—	4,202
Net loss							(18,387)	—	(18,387)

Balance at December 31, 2009							741	—	741
Non-cash equity adjustments from Parent Company, net							(2,326)	—	(2,326)
Cash contributions from Parent Company, net							11,640	—	11,640
Stock-based compensation expense							4,368	—	4,368
Net loss							(11,993)	—	(11,993)

Balance at December 31, 2010							2,430		2,430
Non-cash equity adjustments from Parent Company, net							(8,083)	—	(8,083)
Cash contributions to Parent Company, net							369	—	369
Stock-based compensation expense							1,987	—	1,987
Reclassification of derivative liability upon elimination of obligation							9,249	—	9,249
Net loss—Predecessor (RNAi)							(7,682)	—	(7,682)
Recapitalization of divisional deficit			100,439,841	$10		$(1,740)	1,730	—	—
Stock-based compensation					122		—	—	122
Cash contribution from Parent Company					1,500		—	—	1,500
Expenses paid by Parent Company for RXi					2,058		—	—	2,058
Net loss—RXi (Registrant)						(2,537)	—	—	(2,537)

Balance at December 31, 2011	—	—	100,439,841	10	3,680	(4,277)	—	—	(587)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Issuance of Series A convertible preferred stock	9,500	$9,500	—	—	—	—	—	—	—
Beneficial conversion feature related to Series A convertible preferred stock	—	(9,500)	—	—	9,500	—	—	—	9,500
Accretion of beneficial conversion feature related to Series A convertible preferred stock	—	9,500	—	—	(9,500)	—	—	—	(9,500)
Issuance of common stock in exchange for patent and technology rights	—	—	41,849,934	4	6,169	—	—	—	6,173
Stock-based compensation	—	—	—	—	671	—	—	—	671
Issuance of common stock warrants in exchange for services	—	—	—	—	13	—	—	—	13
Expenses paid by Parent Company for RXi	—	—	—	—	699	—	—	—	699
Conversion of Series A convertible preferred stock to common stock	(208)	(208)	15,210,416	2	206	—	—	—	208
Fair value of Series A convertible preferred stock dividends	—	—	—	—	(2,397)	—	—	—	(2,397)
Dividends paid on Series A convertible preferred stock	283	283	—	—	2,114	—	—	—	2,114
Net loss—RXi (Registrant)	—	—	—			(11,168)	—	—	(11,168)

Balance at September 30, 2012	9,575	$9,575	157,500,191	$16	$11,155	$(15,445)	$—	$—	$(4,274)

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	RXi (Registrant)	Predecessor (RNAi) and RXi (Registrant) (1)	Predecessor (RNAi) and RXi (Registrant)(2)
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Period from January 1, 2003 (Date of Inception) Through September 30, 2012
Cash flows from operating activities:
Net loss	$(11,168)	$(7,766)	$(87,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	118	124	782
(Gain) Loss on disposal of equipment	(14)	—	38
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	671	1,987	18,637
Fair value of common stock warrants issued in exchange for services	13	—	13
Loss on exchange of equity instruments	—	900	900
Fair value of Parent Company’s shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of Parent Company derivatives issued in exchange for services	—	91	2,385
Fair value of Parent Company’s common stock issued in exchange for services	—	23	304
Change in fair value of derivatives of Parent Company issued in connection with various equity financings	—	(3,413)	(5,604)
Fair value of common stock issued in exchange for patent and technology rights	6,173	—	6,173
Fair value of Parent Company common stock issued in exchange for licensing rights	—	—	3,954
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	42	(132)	(128)
Accounts payable	(232)	212	155
Due to former parent	597	—	390
Deferred revenue	(147)	877	669
Accrued expenses and other current liabilities	35	(82)	1,213

Net cash used in operating activities	(3,912)	(7,179)	(58,011)

Cash flows from investing activities:
Change in restricted cash	—	—	(53)
Purchase of short-term investments	—	—	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	(9)	(53)	(754)
Proceeds from disposal of equipment and furnishings	25	—	24
Cash paid for lease deposit	(2)	—	(47)

Net cash provided by (used in) investing activities	14	(53)	(865)

	RXi (Registrant)	Predecessor (RNAi) and RXi (Registrant)(1)	Predecessor (RNAi) and RXi (Registrant)(2)
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Period from January 1, 2003 (Date of Inception) Through September 30, 2012
Cash flows from financing activities:
Cash contributions (adjustments) from (to) Parent Company, net	699	369	55,923
Proceeds from issuance of Series A convertible preferred stock	8,500	—	8,500
Proceeds from issuance of convertible notes payable	500	500	1,000
Repayments of capital lease obligations	(26)	(106)	(269)

Net cash provided by financing activities	9,673	763	65,154

Net increase (decrease) in cash and cash equivalents	5,775	(6,469)	6,278
Cash and cash equivalents at the beginning of period	503	6,891	—

Cash and cash equivalents at end of period	$6,278	$422	$6,278

	RXi (Registrant)	Predecessor (RNAi) and RXi (Registrant)(1)	Predecessor (RNAi) and RXi (Registrant)(2)
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Period From January 1, 2003 (Date of Inception) through September 30, 2012
Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$—	$724

Cash paid during the period for interest	$29	$1	$37

Supplemental disclosure of non-cash investing and financing activities:

Settlement of corporate formation expenses in exchange for common stock	$—	$—	$978

Fair value of derivatives issued in connection with Parent Company common stock recorded as a cost of equity	$—	$8,743	$14,051

Fair value of Parent Company shares mandatorily redeemable for cash upon the exercise of warrants	$—	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for Parent Company common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$80	$277

Value of Parent Company restricted stock units issued in lieu of bonuses included in accrued expenses	$—	$427	$427

Reclassification of derivative liability upon elimination of obligation	$—	$9,249	$9,249

Value of Parent Company restricted stock units and common stock issued in lieu of cash bonuses	$—	$—	$207

Non-cash lease deposit	$—	$—	$50

Fair value of Parent Company stock options modified	$—	$960	$960

Conversion of Series A convertible preferred stock into common stock	$208	$—	$208

Value of Series A convertible preferred stock beneficial conversion feature	$9,500	$—	$9,500

Accretion of Series A convertible preferred stock	$9,500	$—	$9,500

Series A convertible preferred stock dividend	$2,397	$—	$2,397

Conversion of notes payable into preferred stock	$1,000	$—	$1,000

(1)	The statement of cash flow for the period from January 1, 2011 to September 30, 2011 include the cash flows of the carved-out Predecessor (RNAi) entity from the beginning of the period presented to September 23, 2011 combined with the cash flows of RXi (Registrant) for the period September 24, 2011 to September 30, 2011.
(2)	The statement of cash flow for the period from January 1, 2003 (date of inception) to September 30, 2012 include the cash flows of the carved-out Predecessor (RNAi) entity from the beginning of the period presented to September 23, 2011 combined with the cash flows of RXi (Registrant) for the period September 24, 2011 to September 30, 2012.

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Prior to April 13, 2011, Galena Biopharma, Inc. (“Galena” or the “Parent Company”) (formerly known as RXi Pharmaceuticals Corporation) was engaged primarily in conducting discovery research and preclinical development activities based on RNAi, and Galena’s financial statements for periods through April 13, 2011 primarily reflected assets, liabilities and results of operations attributable to Galena’s RNAi-based assets, liabilities and results of operations. On April 13, 2011, Galena broadened its strategic direction by adding the development and commercialization of cancer therapies that utilize peptide-based immunotherapy products, including a main product candidate, NeuVax, for the treatment of various cancers. On September 24, 2011, Galena contributed to RXi Pharmaceuticals Corporation (“RXi,” “Registrant,” or the “Company”), a newly formed subsidiary of Galena, substantially all of Galena’s RNAi-related technologies and assets. The newly formed RXi was incorporated on September 8, 2011 with the issuance of 100 initial shares of common stock at a price of $0.01 per share for total consideration of $1.00.

As a result of these transactions, the historical financial information for the three and nine months ended September 30, 2011, as well as the cumulative period from inception (January 1, 2003) through April 27, 2012, has been “carved out” of the financial statements of Galena, as our “Predecessor”. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities. The financial information for the cumulative period from inception through September 30, 2012 includes Galena’s RNAi-related activities through September 23, 2011 and also includes the results of RXi for the period from September 24, 2011 to September 30, 2012. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

The carved-out financial information includes both direct and indirect expenses. The historical direct expenses consist primarily of the various costs for technology license agreements, sponsored research agreements and fees paid to scientific advisors, and employee expenses for the employees directly involved in RNAi-related activities. Indirect expenses represent expenses incurred by Galena on behalf of the RNAi business that have been allocated to the RNAi business. The indirect expenses are based upon (1) estimates of the percentage of time spent by individual Galena employees working on RNAi business matters and (2) allocations of various expenses associated with each employee including salary, benefits, rent associated with an employee’s office space, accounting and other general and administrative expenses. The percentage of time spent by individual Galena employees was then multiplied by the allocation of various expenses associated with those employees to develop an allocation of expense per employee and the sum of such allocations for these employees equals the total expense allocable to the RNAi business and reflected in the carved-out financial statements.

Management believes the assumptions underlying the allocations of indirect expenses in the carve-out financial information are reasonable; however, the financial position, results of operations, and cash flows may have been materially different if the RNAi business had operated as a stand-alone entity for the entire three and nine months ended September 30, 2011.

RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011. The RNAi business operated as a division of Galena prior to September 24, 2011, the date on which the RNAi-related assets were contributed from Galena to RXi, as described more fully below. The balance of $15,445,000 in deficit accumulated since incorporation at September 30, 2012 includes RXi’s net loss of $13,705,000 for the period September 24, 2011 to September 30, 2012 and the Predecessor’s cumulative net loss of $73,466,000 through September 23, 2011 offset by cash and non-cash equity transactions of $71,726,000.

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

The Company and its Predecessor have not generated any significant revenues since inception nor are any significant revenues expected for the foreseeable future and as such the Company is considered a development stage company for accounting purposes. The Company expects to incur significant operating losses for the foreseeable future while the Company advances its future product candidates from discovery through preclinical studies and clinical trials and seeks regulatory approval and potential commercialization, even if the Company is collaborating with pharmaceutical and larger biotechnology companies. The Company will need to generate significant revenues to achieve profitability and may never do so.

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

On September 24, 2011, RXi entered into a securities purchase agreement with Galena, Tang Capital Partners, LP (“TCP”) and RTW Investments, LLC (“RTW”) pursuant to which:

•

TCP and RTW agreed to purchase a total of 9,500 shares of RXi’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), for an aggregate purchase price of $9,500,000, at the closing of the spin-off transaction (see below) and to lend RXi up to $1,500,000 to fund RXi’s operations prior to the closing, which would be applied against the $9,500,000 total investment. The outstanding principal and accrued interest on the loan(s), along with the receipt of the remaining $9,500,000 investment, would be converted into Series A Preferred Stock at the closing at a conversion price of $1,000 per share,;

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

As of April 27, 2012, the date of completion of RXi’s spin-off from Galena, the Company issued 9,500 of Series A Preferred Stock to TCP and RTW upon the conversion of the $1,026,736 principal and accrued interest under the bridge notes and the receipt of the remaining $8,473,624 from TCP and RTW, as provided for in the securities purchase agreement. At the closing of the spin-off transaction, RXi reimbursed Galena and TCP $300,000 and $100,000, respectively, for transaction related expenses. The Company believes that the cash received from the securities purchase agreement should be sufficient to fund RXi’s operations into the third quarter of 2013. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt financing, additional equity financing or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, or terminate the Company operations or to seek to merge with or to be acquired by another company.

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

Basis of Presentation

For the period from January 1, 2003 (date of inception) to December 31, 2006, the Predecessor financial information consists of various transactions of CytRx Corporation (“CytRx”), which were identified as direct expenses related to RNAi therapeutics and disaggregated (“carved out”) from CytRx’s financial statements. In addition, various indirect costs related to RNAi therapeutics (mainly senior management and accounting) were estimated and included as part of the Predecessor carved-out financial information. For the period from April 3, 2006 (date of incorporation of Galena) through December 31, 2007, Galena was operating as a subsidiary of CytRx. CytRx is the former parent of Galena. Galena was formed by CytRx and four prominent RNAi researchers to pursue the development of proprietary therapeutics based on RNAi for the treatment of human diseases. The financial information for the period from April 3, 2006 (date of incorporation of Galena) to September 30, 2012 was compiled from Galena’s books and records through September 23, 2011, and includes an allocation in 2007 of indirect costs from CytRx for overhead and general administrative costs provided through December 31, 2007 (that have been allocated based upon estimates developed by CytRx’s management and include corporate salaries, benefits, accounting, rent and other general and administrative expenses). There are no Predecessor financial statements for the period from April 3, 2006 (date of incorporation of Galena) to December 31, 2006 as there was no activity. In addition, the cumulative period from inception (January 1, 2003) through September 30, 2012 includes the results of RXi, the registrant, for the period from September 24, 2011 to September 30, 2012. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011. RXi’s net loss applicable to common stockholders for the period September 24, 2011 to September 30, 2012, included in the financial information for the cumulative period ended September 30, 2012, was $25,602,000.

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

Revenue Recognition

Revenue consists of grant revenues. Revenues from government grants are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured, and no contingencies remain outstanding. Monies received prior to the recognition of revenue are recorded as deferred revenue.

Net loss per share

The Company accounts for and discloses net loss per common share in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share.” Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2012	2011
RXi options to purchase common stock	63,847,938	—
Common stock underlying Series A Preferred Stock	700,160,312	—
Warrants to purchase common stock	138,462	—

Total	764,146,712	—

Comprehensive Loss

The Company’s net loss is equal to its comprehensive loss for all periods presented.

Restricted Cash

Restricted cash consists of certificates of deposit on hand with the Company’s financial institutions as collateral for its corporate credit cards.

Reclassifications

Certain prior period items have been reclassified to conform to the current year presentation.

2. Fair Value Measurements

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

Description	September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$53	$53	$—	$—

Total assets	$53	$53	$—	$—

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$53	$53	$—	$—

Total assets	$53	$53	$—	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash, accounts payable, capital leases, and convertible notes payable approximate their fair values due to their short-term nature and market rates of interest.

3. Preferred Stock

The Series A Preferred Stock has the rights and preferences set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, or the Certificate of Designations, as summarized below.

Dividends

Holders of Series A Preferred Stock shall be entitled to receive cumulative mandatory dividends at the rate per share of seven percent (7%) of the face amount ($1,000 per share) per annum, payable quarterly on each March 31, June 30, September 30 and December 31. Dividends shall be payable in additional shares of Series A Preferred Stock valued for this purpose at the face amount. In the event there are not sufficient authorized preferred shares available to pay such a dividend, the dividend shall instead accrete to and increase the value of the outstanding Series A Preferred Stock. The fair value of the Series A preferred dividend, which is included in the Company’s net loss applicable to common shareholders, is calculated by multiplying the number of common shares that a preferred holder would receive upon conversion by the closing price of the Company’s common stock on the dividend payable date. For the three and nine months ended September 30, 2012, the fair value of the Series A preferred dividends of $1,277,000 and $2,397,000 were included in the Company’s net loss applicable to common shareholders, respectively.

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

Conversion

Each holder of shares of Series A Preferred Stock may, at any time and from time to time, convert each of its shares into a number of fully paid and non-assessable shares of common stock at the defined conversion rate. Initially, each share of Series A Preferred Stock is convertible into 73,127 shares of common stock. In no event shall any holder of shares of Series A preferred stock have the right to convert shares of Series A Preferred Stock into shares of common stock to the extent that such issuance or sale or right to effect such conversion would result in the holder or any of its affiliates together beneficially owning more than 9.999% of the then issued and outstanding shares of common stock immediately prior to such purported issuance, sale, transfer or conversion.

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

Upon the issuance of the Series A Preferred Stock, the preferred stock was first assessed under ASC 480, “Distinguishing Liabilities from Equity “ and it was determined that it was not within the scope of ASC 480, therefore, the Series A Preferred Stock was not considered a liability under ASC 480. The Series A Preferred Stock was then assessed under ASC 815, “Derivatives and Hedging”.

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

The Company has recorded the Series A Preferred Stock in temporary equity as the Company may not be able to control the actions necessary to issue the maximum number of common shares needed to provide for a conversion in full of the then outstanding Series A Preferred Stock, at which time a holder of the Series A Preferred Stock may elect to redeem their preferred shares outstanding in the amount equal to the face value per share, plus unpaid accrued dividends. The initial carrying value of the Series A Preferred Stock was $9,500,000. Upon completion of the spin-off, the conversion option of the Series A Preferred Stock was immediately exercisable; therefore, the $9,500,000 discount related to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series A Preferred Stock to $9,500,000.

As of September 30, 2012, 208 shares of Series A Preferred Stock have been converted into 15,210,416 shares of common stock of the Company.

4. Stock Based Compensation

The Company follows the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

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

RXi Stock Based Compensation

On January 23, 2012, the Company’s board of directors and sole stockholder adopted the RXi Pharmaceuticals Corporation 2012 Long Term Incentive Plan (the “2012 Incentive Plan”). Under the 2012 Incentive Plan, the Company may grant incentive stock options, nonqualified stock options, cash awards, stock appreciation rights, restricted and unrestricted stock and stock unit awards and other stock-based awards. As of September 30, 2012, a maximum of 90,000,000 shares of common stock are authorized for issuance and available for future grants under the Company’s 2012 Incentive Plan. The Company’s board of directors currently acts as the administrator of the Company’s 2012 Incentive Plan.

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

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three and nine month periods ended September 30, 2012 and 2011, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	1.57%	N/A	0.94%	N/A
Weighted average expected volatility	115.20%	N/A	88.70%	N/A
Weighted average expected lives (years)	10.00	N/A	6.05	N/A
Weighted average expected dividend yield	0.00%	N/A	0.00%	N/A

The weighted average fair value of options granted during the three and nine month periods ended September 30, 2012 was $0.14 and $0.07, respectively.

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

The following table summarizes stock option activity from January 1, 2012 through September 30, 2012:

	Total Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	—	$—
Granted	63,847,938	0.10
Exercised	—	—
Cancelled	—	—

Outstanding at September 30, 2012	63,847,938	$0.10	$988,559

Options exercisable at September 30, 2012	1,895,232	$0.12	$14,275

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2012 were calculated based on the closing price of the Company’s common stock on September 28, 2012 of $0.106 per share less the exercise price of those shares.

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

Galena is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three and nine month periods ended September 30, 2012 and 2011, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	N/A	1.03%	1.01%	1.59%
Weighted average expected volatility	N/A	98.94%	75.96%	103.27%
Weighted average expected lives (years)	N/A	5.34	5.96	5.49
Weighted average expected dividend yield	N/A	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the nine month period ended September 30, 2012 and 2011 was $0.47 and $0.91 per share, respectively.

The weighted average fair value of options granted during the three month period ended September 30, 2011 was $0.66 per share. There were no Galena options granted during the three month period ended September 30, 2012.

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

The following table summarizes stock option activity from January 1, 2012 through September 30, 2012:

	Total Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,153,387	$3.24
Granted	325,000	0.72
Exercised	—	—
Cancelled	5,001,196	3.07

Outstanding at September 30, 2012	477,191	$3.36	$216,000

Options exercisable at September 30, 2012	416,732	$3.50	$181,125

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2012 were calculated based on the closing price of Galena’s common stock on September 28, 2012 of $1.78 per share less the exercise price of those shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation. All references to “Galena” refer to Galena Biopharma, Inc. and Apthera, Inc., Galena’s wholly owned subsidiary.

This management’s discussion and analysis of financial condition as of September 30, 2012 and results of operations for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the financial statements included in our Special Financial Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on May 7, 2012.

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

Research and Development

To date, our research programs have focused on identifying product candidates and optimizing the delivery method and technology necessary to make RNAi compounds available by local, systemic administration, as appropriate for diseases for which we intend to develop an RNAi therapeutic. Since we commenced operations, research and development has comprised a significant proportion of our total operating expenses and is expected to comprise the majority of our spending for the foreseeable future.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the notes to the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on May 8, 2012. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. The Company believes that the accounting policies relating to the predecessor financial statements and carve-out financial statements, research and development expenses, stock-based compensation and the accounting for convertible preferred stock fit the description of critical accounting policies and estimates.

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

As a result of these transactions, the historical financial information for the three and nine months ended September 30, 2011, as well as the cumulative period from inception (January 1, 2003) through September 30, 2012, has been “carved out” of the financial statements of Galena, as our “Predecessor”. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities. The financial information for the cumulative period from inception through September 30, 2012 includes Galena’s RNAi-related activities through September 23, 2011 and also includes the results of RXi for the period from September 24, 2011 to September 30, 2012.

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

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “Equity Based Payments to Non- Employees “. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

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

The preferred stock was then assessed under ASC 470, “Debt with Conversion Features and Other Options”, to determine if there was a beneficial conversion feature (BCF). The BCF compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds to the transaction date value of number of shares that the holder would receive upon conversion. The calculation resulted in a BCF of $9,500,000 and was recorded in additional paid-in capital.

The Company has recorded the Series A Preferred Stock in temporary equity as, the Company may not be able to control the actions necessary to issue the maximum number of common shares needed to provide for a conversion in full of the then outstanding Series A Preferred Stock, at which time a holder of the Series A Preferred Stock may elect to redeem their preferred shares outstanding in the amount equal to the face value per share, plus unpaid accrued dividends. The initial carrying value of the preferred stock was $9,500,000. Upon completion of the spin-off, the conversion option of the Series A Preferred Stock was immediately exercisable, therefore the $9,500,000 discount related to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series A Preferred Stock to $9,500,000.

Holders of Series A Preferred Stock are entitled to receive cumulative mandatory dividends at the rate per share of seven percent (7%) of the face amount ($1,000 per share) per annum, payable quarterly on each March 31, June 30, September 30 and December 31. Dividends are payable in additional shares of Series A Preferred Stock valued for this purpose at the face amount. In the event there are not sufficient authorized preferred shares available to pay such a dividend, the dividend shall instead accrete to and increase the value of the outstanding Series A Preferred Stock. The fair value of the Series A preferred dividend, which is included in the Company’s net loss applicable to common shareholders, is calculated by multiplying the number of common shares that a preferred holder would receive upon conversion by the closing price of the Company’s common stock on the dividend payable date. The fair value of the Series A preferred dividend, which is included in the Company’s net loss applicable to common shareholders, is calculated by multiplying the number of common shares that a preferred holder would receive upon conversion by the closing price of the Company’s common stock on the dividend payable date.

Results of Operations

We have generated no significant revenues since our inception, and anticipate that no significant revenues will be generated for the foreseeable future. Accordingly, for accounting purposes we are considered a development stage company. The Company expects to incur significant operating losses for the foreseeable future while the Company advances its future product candidates from discovery through pre-clinical studies and clinical trials and seek regulatory approval and potential commercialization, even if the Company is collaborating with pharmaceutical and larger biotechnology companies. In addition to these increasing research and development expenses, the Company expects general and administrative costs to increase as the Company recruits additional management and administrative personnel. The Company will need to generate significant revenues to achieve profitability and may never do so.

For the Three and Nine Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, our net loss was approximately $1,644,000 compared with a net loss of $2,043,000 for the three months ended September 30, 2011. The loss decreased by $399,000 or approximately 20%. Variations in the losses between the two periods are discussed below.

For the nine months ended September 30, 2012, our net loss was approximately $11,168,000 compared with a net loss of $7,766,000 for the nine months ended September 30, 2011. The loss increased by $3,402,000, or approximately 44%. Variations in the losses between the two periods are discussed below.

Revenue

Total revenues were approximately $57,000 for the three months ended September 30, 2012, compared with no revenues for the three months ended September 30, 2011. The increase of $57,000, or 100%, was due to the recognition of work completed on the Company’s government grants during the quarter. During the same period in 2011, the Company was assigned the grants from Galena as per the contribution agreement. The assignment of the grants was subject to the approval from the granting institutions, which was not received until 2012.

Total revenues were approximately $57,000 for the nine months ended September 30, 2012, compared with no revenues for the nine months ended September 30, 2011. The increase of $57,000, or 100%, was due to the recognition of work completed on the Company’s government grants during the year. During the same period in 2011, the Company was assigned the grants from Galena as per the contribution agreement. The assignment of the grants was subject to the approval from the granting institutions, which was not received until 2012.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members, as well as clinical trial costs, licensing fees, patent prosecution costs, and the cost of lab supplies used in our research and development programs. We expect research and development expenses to increase as we expand our discovery, development and clinical activities.

Total research and development expenses were approximately $1,214,000 for the three months ended September 30, 2012, compared with $1,126,000 for the three months ended September 30, 2011. The increase of $88,000, or 8%, was primarily due to an increase of $48,000 related to expenses to run the clinical trial for the Company’s RXI-109 program as compared to the prior year period and an increase of $59,000 in employee stock based compensation expense offset by a decrease of $19,000 related to changes in fair value of stock options granted to non-employees.

Total research and development expenses were approximately $9,314,000 for the nine months ended September 30, 2012, compared with $5,074,000 for the nine months ended September 30, 2011. The increase of $4,240,000, or 84%, was primarily due to the fair value of common stock issued in exchange for patent and technology rights of $6,173,000 and an increase of $156,000 related to changes in fair value of stock options granted to non-employees offset by a decrease of $189,000 in employee stock based compensation expense and a decrease of $1,900,000 in research and development expenses due to lower personnel and lab supply costs.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $539,000 for the three months ended September 30, 2012, compared with $1,041,000 for the three months ended September 30, 2011. The decrease of $502,000, or 48%, was primarily due to a decrease of $343,000 in general and administrative expenses due to lower personnel related costs, board fees and expenses, and professional outside services, a decrease of $149,000 in employee stock based compensation, and a decrease of $10,000 related to the fair value of common stock warrants issued in exchange for services.

General and administrative expenses were approximately $2,006,000 for the nine months ended September 30, 2012, compared with $5,206,000 for the nine months ended September 30, 2011. The decrease of $3,200,000, or 61%, was primarily due to a decrease of $1,816,000 in general and administrative expenses due to lower personnel related costs, board fees and expenses, and professional outside services, a decrease of $1,283,000 in employee stock based compensation, a decrease of $23,000 related to the fair value of our Parent Company’s common stock issued for services, and a decrease of $78,000 related to the fair value of common stock warrants issued in exchange for services.

Interest Income (Expense)

The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Interest expenses were approximately $1,000 for the three months ended September 30, 2012, compared with interest income of $1,000 for the three months ended September 30, 2011. The decrease of $2,000 or 200% was primarily due to interest expense from the Company’s financing leases.

Interest expenses were approximately $29,000 for the nine months ended September 30, 2012, compared with interest income of approximately $1,000 for the nine months ended September 30, 2011. The decrease of $30,000 was primarily due to the interest expense from the bridge notes funded by TCP and RTW.

Other Income/Expense

Other income was $53,000 for the three months ended September 30, 2012, compared with $123,000 for the three months ended September 30, 2011. The decrease of $70,000 or 57% was primarily related to a decrease of $123,000 in the change in the fair value of Galena’s derivatives potentially settleable in cash issued in connection with several financing transactions offset by $39,000 related to the reimbursement for prior period expenses on the Company’s government grants.

Other income was $124,000 for the nine months ended September 30, 2012, compared with $2,513,000 for the nine months ended September 30, 2011. The decrease of $2,389,000 or 95% primarily related to a decrease of $2,513,000 in the change in the fair value of Galena’s derivatives potentially settleable in cash issued in connection with several financing transactions offset by $110,000 related to the reimbursement for prior period expenses on the Company’s government grants.

Series A Preferred Stock Accretion and Dividends

As of April 27, 2012, the date of completion of RXi’s spin-off from Galena, the Company issued 9,500 of Series A Preferred Stock to TCP and RTW, as provided for in the securities purchase agreement. The rights and preferences of the Series A Preferred Stock, as well as the beneficial conversion feature as a result of the issuance of preferred stock and the calculation of dividend payable is described further in Note 4 to the notes of the condensed financial statements.

The accretion of the Series A convertible preferred stock and dividends was approximately $1,277,000 for the three months ended September 30, 2012 compared with no accretion of Series A convertible preferred stock and dividends for the three months ended September 30, 2011. The balance relates to the fair value of the Series A Preferred Stock dividends paid to preferred shareholders for the three months ended September 30, 2012.

Accretion of Series A convertible preferred stock and dividends was approximately $11,897,000 for the nine months ended September 30, 2012 compared with no Series A convertible preferred stock accretion and dividends for the nine months ended September 30, 2011. Of the total balance, $9,500,000 relates to the beneficial conversion feature of the Series A Preferred Stock and $2, 397,000 relates to the fair value of the dividends payable to preferred shareholders for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $6.3 million as of September 30, 2012, compared with $0.5 million as of December 31, 2011. As of April 27, 2012, the Company completed the spin-off from Galena and issued 9,500 of Series A Preferred Stock to TCP and RTW upon the conversion of the $1,026,736 principal and accrued interest under the bridge notes outstanding at this date and the receipt of the remaining $8,473,624 from TCP and RTW, as provided for in the securities purchase agreement. At the closing of the spin-off transaction, RXi reimbursed Galena and TCP $300,000 and $100,000, respectively, for transaction related expenses. The Company believes that the cash available at September 30, 2012 should be sufficient to fund RXi’s operations into the third quarter of 2013. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We have generated minimal to no revenue to date and may not generate product revenue in the foreseeable future, if ever. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, or terminate the Company operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $3,912,000 for the nine months ended September 30, 2012, compared with $7,179,000 for the nine months ended September 30, 2011. The decrease of approximately $3,267,000 related primarily to the Company’s net loss of $11,168,000 for the nine months ended September 30, 2012 as compared to $7,766,000, as described above, and the adjustments to net loss for non-cash items to arrive at the net cash used in operating activities. The non-cash items adjusted for the nine months ended September 30, 2012 was approximately $6,960,000, compared with ($288,000) for the nine months ended September 30, 2011. The increase from the same period in the prior year is primarily related to the fair value of common stock issued in exchange for patent and technology rights of $6,173,000.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $14,000 for the nine months ended September 30, 2012, compared with net cash used by investing activities of $53,000 for the nine months ended September 30, 2011. The increase was primarily due to $25,000 in proceeds received from the disposal of equipment and a decrease of $44,000 in purchases of equipment and furnishings during the nine months ended September 30, 2012 as compared with purchases for the same period in 2011.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $9,673,000 for the nine months ended September 30, 2012, compared with $763,000 for the nine months ended September 30, 2011. The increase was primarily due to proceeds received from the issuance of preferred stock of $8,500,000.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Special Financial Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on May 7, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011; (2) Condensed Statements of Expenses for the three and nine months ended September 30, 2012 and 2011 and for the period from January 1, 2003 (inception) to September 30, 2012; (3) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the cumulative period from January 1, 2003 (inception) to September 30, 2012; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and Chief Financial Officer

Date: November 13, 2012