Form 10-Q
period 2013-03-31
RXi Pharmaceuticals Corp
filed 2013-05-15
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54910

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

As of May 10, 2013, RXi Pharmaceuticals Corporation had 338,153,834 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED MARCH 31, 2013

  INDEX

Part No.	Item No.	Description	Page No.

I		FINANCIAL INFORMATION

	1	Financial Statements (unaudited)	3

		Condensed Balance Sheets as of March 31, 2013 and December 31, 2012	3

		Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 and the cumulative period from January 1, 2003 (date of inception) to March 31, 2013	4

		Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity for the period from September 24, 2011 to March 31, 2013, Divisional Equity for the period from April 3, 2006 to September 23, 2011 and Parent Company’s Net Deficit for the period from January 1, 2003 (date of inception) to December 31, 2006	5

		Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the cumulative period from January 1, 2003 (date of inception) to March 31, 2013	8

		Notes to Condensed Financial Statements	10

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	4	Controls and Procedures	18

II		OTHER INFORMATION	18

	1	Legal Proceedings	18

	1A	Risk Factors	18

	2	Unregistered Sales of Equity Securities and Use of Proceeds	18

	3	Defaults Upon Senior Securities	18

	4	Mine Safety Disclosures	18

	5	Other Information	18

	6	Exhibits	19

Index to Exhibits			19

Signatures			20
EX-10.1 ASSET PURCHASE AGREEMENT
EX-31.1 SARBANES-OXLEY ACT SECTION 302
EX-32.1 SARBANES-OXLEY ACT SECTION 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION (REGISTRANT)

(A Development Stage Company)

CONDENSED BALANCE SHEETS (REGISTRANT)

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$19,643	$5,127
Restricted cash	53	53
Prepaid expenses and other current assets	102	212

Total current assets	19,798	5,392

Equipment and furnishings, net	172	198
Other assets	2	2

Total assets	$19,972	$5,592

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$366	$416
Accrued expenses and other current liabilities	1,126	767
Deferred revenue	464	491
Current maturities of capital lease obligations	2	5

Total current liabilities	1,958	1,679
Deferred revenue, net of current portion	—	27

Total liabilities	1,958	1,706

Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized; 9,896 and 9,726 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (Liquidation preference of $9,896 and $9,726 at March 31, 2013 and December 31, 2012, respectively)	9,896	9,726
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 321,627,134 and 158,670,223 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	32	16
Additional paid-in capital	39,640	11,301
Deficit accumulated during the developmental stage	(31,554)	(17,157)

Total stockholders’ equity (deficit)	8,118	(5,840)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$19,972	$5,592

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

			Predecessor (RNAi) and RXi (Registrant)(1)
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Period from January 1, 2003 (Date of Inception) to March 31, 2013
Revenues:
Grant revenues	$53	$—	$150

Total revenues	53	—	150
Expenses:
Research and development expenses	1,096	1,017	37,715
Research and development employee stock-based compensation expense	373	38	3,711
Research and development non-employee stock-based compensation expense	52	99	6,150
Fair value of common stock issued in exchange for patent and technology rights	12,250	—	18,423
Fair value of Parent Company’s common stock issued in exchange for licensing rights	—	—	3,954

Total research and development expenses	13,771	1,154	69,953
General and administrative expenses	473	674	28,110
General and administrative employee stock-based compensation	203	77	9,701
Fair value of common stock warrants issued for general and administrative expense	—	—	13
Fair value of Parent Company common stock and common stock warrants issued in exchange for general and administrative expenses	—	—	2,689

Total general and administrative expenses	676	751	40,513

Total operating expenses	(14,447)	(1,905)	(110,466)

Operating loss	(14,394)	(1,905)	(110,316)
Interest income (expense)	—	(22)	598
Other income (expense)	(3)	1	6,438

Net loss	(14,397)	(1,926)	(103,280)
Accretion of Series A convertible preferred stock and dividends	(3,547)	—	(16,362)

Net loss applicable to common stockholders	$(17,944)	$(1,926)	$(119,642)

Net loss per common share applicable to common stockholders (Note 1):
Basic and diluted loss per share	$(0.09)	$(0.04)	N/A

Weighted average common shares outstanding (Note 1):
Basic and diluted	194,882,870	47,967,499	N/A

(1)	The statement of expenses for the period from January 1, 2003 (date of inception) to March 31, 2013 include the results of operations of the carved-out Predecessor (RNAi) entity from the beginning of the periods presented to September 23, 2011 ($73,466) combined with the results of operations of RXi (Registrant) for the period September 24, 2011 to March 31, 2013 ($46,176).

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY FOR THE

PERIOD FROM SEPTEMBER 24, 2011 TO

MARCH 31, 2013, DIVISIONAL EQUITY FOR THE PERIOD FROM APRIL 3, 2006 TO

SEPTEMBER 23, 2011 AND PARENT COMPANY’S NET DEFICIT FOR THE PERIOD FROM JANUARY 1,

2003 (DATE OF INCEPTION) TO DECEMBER 31, 2006

(Amounts in thousands, except share data)

(Unaudited)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Inception, January 1, 2003							$—	$—	$—
Net loss							—	(89)	(89)

Balance at December 31, 2003							—	(89)	(89)
Net loss							—	(3,272)	(3,272)
Net transactions with Parent Company							—	2,393	2,393

Balance at December 31, 2004							—	(968)	(968)
Net loss							—	(2,209)	(2,209)
Net transactions with Parent Company							—	2,727	2,727

Balance at December 31, 2005							—	(450)	(450)
Net loss							—	(2,405)	(2,405)
Net transactions with Parent Company							—	2,587	2,587

Balance at December 31, 2006							$—	$(268)	$(268)

Balance at April 3, 2006							$—	$—	$—
Cash contributions from Parent Company							2	—	2

Balance at December 31, 2006							2	—	2
Non-cash equity adjustments from Parent Company							4,318	—	4,318
Cash contributions from Parent Company							15,679	—	15,679
Stock-based compensation expense							1,814	—	1,814
Net loss							(10,990)	—	(10,990)

Balance at December 31, 2007							10,823	—	10,823
Non-cash equity adjustments from Parent Company							750	—	750
Cash contributions from Parent Company							7,944	—	7,944
Stock based compensation							3,824	—	3,824
Net loss							(14,373)	—	(14,373)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Balance at December 31, 2008							8,968	—	8,968
Non-cash equity adjustments from Parent Company, net							(1,756)	—	(1,756)
Cash contributions from Parent Company							7,714	—	7,714
Stock based compensation expense							4,202	—	4,202
Net loss							(18,387)	—	(18,387)

Balance at December 31, 2009							741	—	741
Non-cash equity adjustments from Parent Company, net							(2,326)	—	(2,326)
Cash contributions from Parent Company, net							11,640	—	11,640
Stock-based compensation expense							4,368	—	4,368
Net loss							(11,993)	—	(11,993)

Balance at December 31, 2010							2,430		2,430
Non-cash equity adjustments from Parent Company, net							(8,083)	—	(8,083)
Cash contributions to Parent Company, net							369	—	369
Stock-based compensation expense							1,987	—	1,987
Reclassification of derivative liability upon elimination of obligation							9,249	—	9,249
Net loss—Predecessor (RNAi)							(7,682)	—	(7,682)
Recapitalization of divisional deficit			100,439,841	$10		$(1,740)	1,730	—	—
Stock-based compensation					122		—	—	122
Cash contribution from Parent Company					1,500		—	—	1,500
Expenses paid by Parent Company for RXi					2,058		—	—	2,058
Net loss—RXi (Registrant)						(2,537)	—	—	(2,537)

Balance at December 31, 2011	—	—	100,439,841	10	3,680	(4,277)	—	—	(587)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Issuance of Series A convertible preferred stock	9,500	$9,500	—	—	—	—	—	—	—
Beneficial conversion feature related to Series A convertible preferred stock	—	(9,500)	—	—	9,500	—	—	—	9,500
Accretion of beneficial conversion feature related to Series A convertible preferred stock	—	9,500	—	—	(9,500)	—	—	—	(9,500)
Issuance of common stock in exchange for patent and technology rights	—	—	41,849,934	4	6,169	—	—	—	6,173
Stock-based compensation	—	—	—	—	968	—	—	—	968
Issuance of common stock warrants in exchange for services	—	—	—	—	13	—	—	—	13
Expenses paid by Parent Company for RXi	—	—	—	—	699	—	—	—	699
Conversion of Series A convertible preferred stock to common stock	(224)	(224)	16,380,448	2	222	—	—	—	224
Fair value of Series A convertible preferred stock dividends	—	—	—	—	(3,315)	—	—	—	(3,315)
Dividends paid on Series A convertible preferred stock	450	450	—	—	2,865	—	—	—	2,865
Net loss—RXi (Registrant)	—	—	—			(12,880)	—	—	(12,880)

Balance at December 31, 2012	9,726	9,726	158,670,223	16	11,301	(17,157)	—	—	(5,840)
Issuance of common stock, net of offering costs of $731	—	—	112,956,911	11	15,636	—	—	—	15,647
Issuance of common stock in exchange for patent and technology rights	—	—	50,000,000	5	12,245	—	—	—	12,250
Stock-based compensation	—	—	—	—	628	—	—	—	628
Fair value of Series A convertible preferred stock dividends	—	—	—	—	(3,547)	—	—	—	(3,547)
Dividends paid on Series A convertible preferred stock	170	170	—	—	3,377	—	—	—	3,377
Net loss—RXi (Registrant)	—	—	—	—	—	(14,397)	—	—	(14,397)

Balance at March 31, 2013	9,896	$9,896	321,627,134	$32	$39,640	$(31,554)	$—	$—	$8,118

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

			Predecessor (RNAi) and RXi (Registrant)(1)
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Period from January 1, 2003 (Date of Inception) Through March 31, 2013
Cash flows from operating activities:
Net loss	$(14,397)	$(1,926)	$(103,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	40	837
(Gain) Loss on disposal of equipment	—	—	44
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	628	214	19,562
Fair value of common stock warrants issued in exchange for services	—	—	13
Loss on exchange of equity instruments	—	—	900
Fair value of Parent Company’s shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of Parent Company’s common stock and common stock warrants issued in exchange for services	—	—	2,689
Change in fair value of derivatives of Parent Company issued in connection with various equity financings	—	—	(5,604)
Fair value of common stock issued in exchange for patent and technology rights	12,250	—	18,423
Fair value of Parent Company common stock issued in exchange for licensing rights	—	—	3,954
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	110	128	(86)
Accounts payable	(50)	360	366
Due to former parent	—	—	390
Deferred revenue	(54)	(19)	464
Accrued expenses and other current liabilities	359	(6)	1,762

Net cash used in operating activities	(1,128)	(1,209)	(60,287)

Cash flows from investing activities:
Change in restricted cash	—	—	(53)
Purchase of short-term investments	—	—	(37,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	—		(760)
Proceeds from disposal of equipment and furnishings	—	—	32
Cash paid for lease deposit	—	—	(47)

Net cash used in investing activities	—		(863)

Cash flows from financing activities:
Cash contributions from Parent Company, net	—	522	55,923
Proceeds from issuance of Series A convertible preferred stock	—	—	8,500
Proceeds from issuance of convertible notes payable	—	500	1,000
Net proceeds from the issuance of common stock	15,647	—	15,647
Repayments of capital lease obligations	(3)	(12)	(277)

Net cash provided by financing activities	15,644	1,010	80,793

Net increase (decrease) in cash and cash equivalents	14,516	(199)	19,643
Cash and cash equivalents at the beginning of period	5,127	503	—

Cash and cash equivalents at end of period	$19,643	$304	$19,643

			Predecessor (RNAi) and RXi (Registrant)(1)
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Period from January 1, 2003 (Date of Inception) Through March 31, 2013
Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$—	$724

Cash paid during the period for interest	$—	$—	$38

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for Parent Company common stock	$—	$—	$978

Fair value of derivatives issued in connection with Parent Company common stock	$—	$—	$14,051

Fair value of Parent Company shares mandatorily redeemable for cash upon exercise of warrants	$—	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for Parent Company common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$—	$277

Non-cash lease deposit	$—	$—	$50

Value of Parent Company restricted stock units and common stock issued in lieu of bonuses included in accrued expenses	$—	$—	$427

Value of Parent Company restricted stock units issued in lieu of cash bonuses	$—	$—	$207

Reclassification of derivative liability upon elimination of obligation	$—	$—	$9,249

Fair value of Parent Company stock options modified	$—	$—	$960

Conversion of Series A convertible preferred stock into common stock	$—	$—	$224

Fair value of Series A convertible preferred stock beneficial conversion feature	$—	$—	$9,500

Accretion of Series A convertible preferred stock	$—	$—	$9,500

Fair value of Series A convertible preferred stock dividends	$3,547	$—	$6,862

Conversion of notes payable into Series A convertible preferred stock	$—	$—	$1,000

(1)	The statement of cash flow for the period from January 1, 2003 (date of inception) to September 30, 2012 include the cash flows of the carved-out Predecessor (RNAi) entity from the beginning of the period presented to September 23, 2011 combined with the cash flows of RXi (Registrant) for the period September 24, 2011 to March 31, 2013.

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

As a result of these transactions, historical financial information from the period January 1, 2003 through September 23, 2011 included in the Condensed Statements of Operations, Statements of Convertible Preferred Stock and Stockholders’ Equity, Divisional Equity, and Parent Company’s Net Deficit and Cash Flows for the cumulative period from inception (January 1, 2003) through March 31, 2013, has been “carved out” of the financial statements of Galena (the “Predecessor”) for such periods. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities.

To date, RXi’s principal activities, including that of its Predecessor, have consisted of conducting discovery research and preclinical development activities utilizing its RNAi therapeutic platform, initiating clinical development for its first lead therapeutic candidate, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and larger biotechnology companies.

On March 6, 2013, RXi entered into a Securities Purchase Agreement pursuant to which RXi agreed to issue 112,956,911 shares of common stock at a price of $0.145 per share. The gross proceeds from the offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs of the offering, were approximately $15.6 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations, including the planned Phase 2 program for RXI-109, into fiscal 2015.

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

Basis of Presentation

Historical financial information from the period January 1, 2003 through September 23, 2011 included in the Condensed Statements of Operations, Statements of Convertible Preferred Stock and Stockholders’ Equity, Divisional Equity, and Parent Company’s Net Deficit and Cash Flows for the cumulative period from inception (January 1, 2003) through March 31, 2013, has been “carved out” of the financial statements of Galena and the Predecessor for such periods. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

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

Cash and Cash Equivalents

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

Net loss per share

The Company accounts for and discloses net loss per common share in accordance with the Financial Accounting Standards Board (“FASB’) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share.” Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2013	2012
RXi options to purchase common stock	63,847,938	—
Common stock underlying Series A Preferred Stock	723,669,984	—
Warrants to purchase common stock	138,462	—

Total	787,656,384	—

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

The Company categorized its cash equivalents and restricted cash as Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10,000	$10,000	$—	$—
Restricted cash	53	53	—	—

Total assets	$10,053	$10,053	$—	$—

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$53	$53	$—	$—

Total assets	$53	$53	$—	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash, accounts payable, and capital leases approximate their fair values due to their short-term nature and market rates of interest.

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

At March 31, 2013, there were 9,896 shares of Series A Preferred Stock outstanding. The increase from December 31, 2012 of 9,726 shares to 9,896 shares at March 31, 2013, represents quarterly dividends paid in additional shares of Series A Preferred Stock.

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

For the quarter ended March 31, 2013, the fair value of the Series A Preferred Stock dividends of $3,547,000 was included in the Company’s net loss applicable to common shareholders.

Conversion

Each holder of shares of Series A Preferred Stock may, at any time and from time to time, convert each of its shares into a number of fully paid and non-assessable shares of common stock at the defined conversion rate. Initially, each share of Series A Preferred Stock is convertible into 73,127 shares of common stock. In no event shall any holder of shares of Series A Preferred Stock have the right to convert shares of Series A Preferred Stock into shares of common stock to the extent that, after giving effect to such conversion, the holder, together with any of its affiliates, would beneficially own more than 9.999% of the then-issued and outstanding shares of common stock. For the quarter ended March 31, 2013, there were no conversions of Series A Preferred Stock.

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

RXi Stock-Based Compensation

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. There were no option grants during the three months ended March 31, 2013 and 2012.

The following table summarizes the activity of Company’s stock option plan for the period January 1, 2013 to March 31, 2013:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	63,847,938	$0.10
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, March 31, 2013	63,847,938	$0.10

Exercisable, March 31, 2013	9,053,544	$0.12

The aggregate intrinsic value of outstanding options as of March 31, 2013 was $11,983,000. The aggregate intrinsic value of exercisable options as of March 31, 2013 was $1,540,000. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock on March 28, 2013 and the exercise price of the underlying options.

Predecessor (RNAi) Stock-Based Compensation Expense

Stock-based compensation expense prior to the completion of the spinoff was allocated to the carved out financial statements based on an estimate of time spent by Galena employees, board members, scientific advisory board members, and outside consultants on RXi related matters. Galena options held by current RXi employees were cancelled at the date of the completion of the spin-off except for options to purchase an aggregate of 477,191 shares of Galena common stock. The Company will continue to recognize stock compensation expense on the non-cancelled options as they vest. Under the terms of the option awards, these options will continue to vest as long as the individuals are employed by RXi. As of March 31, 2013, 477,191 options remain outstanding with a range of exercise prices from $0.65 to $7.50.

Of the total stock-based compensation expense recorded by RXi, approximately $3,700 and $214,000 related to options issued by Galena for the three months ended March 31, 2013 and 2012, respectively.

5. Securities Purchase Agreement and Asset Purchase Transaction

On March 1, 2013, the Company entered into an asset purchase agreement with OPKO Health, Inc. (“OPKO”) pursuant to which RXi acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other related assets. Upon the close of the asset purchase agreement with OPKO on March 12, 2013, the Company issued to OPKO 50 million shares of common stock. Under the asset purchase agreement, the Company will make, if applicable, up to $50 million per product in development and commercialization milestones for the successful development and commercialization of products utilizing the acquired OPKO intellectual property. In addition, if applicable, upon commercialization of these products the Company will make royalty payments to OPKO.

The Company assessed the acquired OPKO RNAi assets under FASB ASC Topic 805, “Business Combinations ” (“ASC 805 ”), and it was determined that the transaction be accounted for as a purchase of assets, as the acquired assets did not constitute a business under the guidance of ASC 805. The assets purchased from OPKO are at an early stage of development, and, as such, determining the future economic benefit of the OPKO RNAi assets at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock, on the date of the transfer of the assets, of March 12, 2013. Accordingly, the fair value of the OPKO RNAi assets acquired of $12,250,000 was expensed as in-process research and development during the quarter ended March 31, 2013.

On March 6, 2013, the Company entered into a Securities Purchase Agreement with OPKO and certain other accredited and institutional investors, pursuant to which the Company agreed to sell a total of 112,956,911 shares of common stock at a price of $0.145 per share (the “March 2013 Offering”). The gross proceeds from the March 2013 Offering were approximately $16.4 million, resulting in net proceeds of approximately $15.6 million after payment of commissions and other costs of the March 2013 Offering. The Company intends to use the proceeds from the March 2013 Offering for general corporate purposes, including the advancement of the RXI-109 program, research and development and general and administrative expenses.

6. Subsequent Events

On April 18, 2013, the Company granted an option to purchase 1,000,000 shares of the Company’s common stock to each of the two new members of the Board of Directors at an exercise price of $0.2395 per share, which equaled the Company’s closing stock price on that date. These options vest quarterly over a one-year period and expire ten years from the grant date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation. All references to “Galena” refer to Galena Biopharma, Inc. and Apthera, Inc., Galena’s wholly owned subsidiary.

This management’s discussion and analysis of financial condition as of March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 29, 2013.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “intends,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109 and our other product candidates; the future success of our clinical trials with RXI-109; the timing for the commencement and completion of clinical trials; and our ability to implement cost-saving measures. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with RXI-109 may not be successful in evaluating the safety and tolerability of RXI-109 or providing preliminary evidence of surgical scar reduction; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with RXI-109; general economic conditions; and those identified in our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors,” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

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

By utilizing the expertise in RNAi and the comprehensive RNAi platform that we have established, we believe that we will be able to discover and develop lead compounds and progress them into and through clinical development for potential commercialization. Our proprietary therapeutic platform is comprised of novel RNAi compounds, referred to as rxRNA® compounds, that are distinct from, and we believe convey significant advantages over, classic siRNA (conventionally-designed “small interfering RNA” compounds), and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs. We have developed a number of unique forms of rxRNA® compounds, all of which have been shown to be highly potent both in vitro and in preclinical in vivo models. These RNAi compounds include rxRNAori® and sd-rxRNA®, or “self-delivering” RNA. Based on our research, we believe that these different, novel siRNA configurations have various potential advantages for therapeutic use. These potential advantages include high potency, increased resistance to nucleases and modifications to eliminate off-target effects, and, in the case of the sd-rxRNA® compounds, access to cells and tissues with no additional formulation required, and, hence, reduced cell toxicity, which is known to be an issue with unmodified siRNAs.

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

In Study 1201, RXI-109 has shown excellent safety and tolerability with ascending single doses. Study 1202 uses multiple doses and is designed to evaluate the safety and side effects of those doses, while also exploring possible effects of RXI-109 on scarring. We expect to report top line results from Study 1201 in the second quarter of 2013 and from Study 1202 in mid-2013. In the second half of 2013, we expect to initiate Phase 2 clinical trials in which RXI-109 is administered following scar revision surgery.

Overexpression of CTGF is implicated in dermal scarring and fibrotic disease and because of this we believe that RXI-109 or other CTGF-targeting RNAi compounds may be able to treat additional fibrotic indications, including pulmonary fibrosis, liver fibrosis, acute spinal injury, ocular scarring, joint fibrosis and vascular restenosis. If the current clinical trials of RXI-109 produce successful results in dermal anti-scarring, we may explore opportunities in these indications, as well as other possible dermatology applications (i.e. cutaneous scleroderma).

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on March 29, 2013.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2013	2012
Revenue	$53	$—
Research and development expense	(13,771)	(1,154)
General and administrative expense	(676)	(751)
Operating loss	(14,394)	(1,905)
Net loss	(14,397)	(1,926)
Net loss applicable to common stockholders	$(17,944)	$(1,926)

Revenue

We generate revenue through government grants. The following table summarizes our total revenues from government grants, for the periods indicated, in thousands:

	For the Three Months Ended March 31,
	2013	2012
Grant revenues	$53	$—

Total revenues	$53	$—

Total revenues were approximately $53,000 for the three months ended March 31, 2013, compared with no revenue for the three months ended March 31, 2012. The increase of $53,000 was due to the recognition of work completed on government grants during the quarterly period. During the same period in 2012, the Company was assigned the grants from Galena pursuant to a contribution agreement; however, the assignment of the grants was subject to the approval from the granting institutions, which was not received until the second quarter of 2012.

We also had $464,000 of deferred revenue at March 31, 2013, which consists of receipt of grant awards from the government, but have not yet recognized, pursuant to our revenue recognition policies, as the work has not been completed.

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

	For the Three Months Ended March 31,
	2013	2012
Research and development expense	$1,096	$1,017
Research and development employee stock-based compensation expense	373	38
Research and development non-employee stock-based compensation expense	52	99
Fair value of common stock issued in exchange for patent and technology rights	12,250	—

Total research and development expense	$13,771	$1,154

Total research and development expense was approximately $13,771,000 for the three months ended March 31, 2013, compared with 1,154,000 for the three months ended March 31, 2012. The increase of $12,617,000, or 1,093%, was primarily due to the expense related to the fair value of common stock issued to OPKO in exchange for patent and technology rights of $12,250,000, an increase of $79,000 in research and development expense related to expenses for the Company’s two ongoing clinical trials, and an increase of $335,000 in employee stock-based compensation expense offset by a decrease of $47,000 related to changes in fair value of stock options granted to non-employees.

General and Administrative Expense

General and administrative expense consists primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. The following table summarizes our general and administrative expenses for the periods indicated, in thousands:

	For the Three Months Ended March 31,
	2013	2012
General and administrative expense	$473	$674
General and administrative employee stock-based compensation expense	203	77

Total general and administrative expense	$676	$751

General and administrative expense was approximately $676,000 for the three months ended March 31, 2013, compared with $751,000 for the three months ended March 31, 2012. The decrease of $75,000, or 10%, was primarily due to a decrease of $201,000 in general and administrative expense due to lower personnel related costs, board fees and expenses allocated to the Company from Galena offset by an increase of $126,000 in employee stock-based compensation.

Interest Income (Expense)

The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high of a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Interest expense was negligible for the three months ended March 31, 2013, compared with $22,000 for the three months ended March 31, 2012. The decrease of $22,000 was primarily due to the interest expense from bridge notes funded by the Series A Preferred Stock holders. The bridge notes were converted into shares of Series A Preferred Stock at the completion of the spinout from Galena in the second quarter of 2012.

Series A Preferred Stock Accretion and Dividends

The following table summarizes our Series A Preferred Stock dividends for the periods indicated, in thousands:

	For the Three Months Ended March 31,
	2013	2012
Series A Preferred Stock dividend	$3,547	$—

Accretion of Series A Preferred Stock and dividends	$3,547	$—

Accretion of Series A Preferred Stock and dividends was approximately $3,547,000 for the three months ended March 31, 2013, compared with no Series A Preferred Stock accretion and dividends for the three months ended March 31, 2012. The increase of $3,547,000 relates to the fair value of dividends paid to the Series A Preferred Stock holders during the quarterly period. As of April 27, 2012, the date of completion of the Company’s spinoff from Galena, RXi issued 9,500 shares of Series A Preferred Stock to institutional investors pursuant to the Series A Preferred Stock Purchase Agreement (the “Series A SPA”). Holders of Series A Preferred Stock are entitled to receive cumulative mandatory dividends payable quarterly in additional shares of Series A Preferred Stock.

The rights and preferences of the Series A Preferred Stock and the calculation of the dividend payable, are described further in Note 3 of the financial statements.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $19.6 million as of March 31, 2013, compared with approximately $5.1 million as of December 31, 2012. On April 27, 2012, the Company completed its spinoff from Galena and issued 9,500 of Series A Preferred Stock upon the conversion of approximately $1.0 million in principal and accrued interest under bridge notes outstanding and the receipt of approximately $8.5 million under the Series A SPA. At the closing of the spin-off transaction, RXi paid $400,000 in total to reimburse transaction-related expenses.

On March 6, 2013, RXi entered into a Securities Purchase Agreement with OPKO and certain accredited and institutional investors, pursuant to which RXi agreed to issue 112,956,911 shares of common stock at a price of $0.145 per share. The gross proceeds from the offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs of the March 2013 Offering, were approximately $15.6 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations, including the planned Phase 2 program for RXI-109, into fiscal 2015.

We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, if ever. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, terminate the Company operations or seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $1,128,000 for the three months ended March 31, 2013, compared with $1,209,000 for the three months ended March 31, 2012. The decrease of approximately $81,000 related primarily to the net loss of $14,397,000 for the three months ended March 31, 2013 as compared to $1,926,000 for the same period in the prior year, as described above, as adjusted for non-cash items to arrive at the net cash used in operating activities. The non-cash items adjusted for the three months ended March 31, 2013 was approximately $12,904,000, compared with $254,000 for the three months ended March 31, 2012. The increase from the same period in the prior year is primarily related to the fair value of common stock issued for the purchase of RNAi assets from OPKO for $12,250,000.

Net Cash Flow from Investing Activities

There were no cash flows related to investing activities for the three months ended March 31, 2013 and 2012, respectively.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $15,644,000 for the three months ended March 31, 2013, compared with $1,010,000 for the three months ended March 31, 2012. The increase of $14,634,000 was primarily due to the net proceeds received from the issuance of common stock of $15,647,000 during the three months ended March 31, 2013 as compared with the same period in 2012.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1	Asset Purchase Agreement, dated March 1, 2013, by and among the Company and the purchasers named therein.†

10.2	Securities Purchase Agreement, dated March 6, 2013, by and among the Company and the purchasers named therein.**

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of March 31, 2013 and December 31, 2012; (2) Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 and for the cumulative period from January 1, 2003 (inception) to March 31, 2013; (3) Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity for the period from September 24, 2011 to March 31, 2013, Divisional Equity for the period from April 3, 2006 to September 23, 2011 and Parent Company’s Net Deficit for the period from January 1, 2003 (inception) to December 31, 2006; (4) Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the cumulative period from January 1, 2003 (inception) to March 31, 2013; and (5) Notes to Condensed Financial Statements (Unaudited).*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.
**	Incorporated by reference herein to the Current Report on Form 8-K (File No. 000-54910) filed on March 7, 2013.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and Chief Financial Officer

Date: May 15, 2013