Form 10-Q
period 2013-06-30
RXi Pharmaceuticals Corp
filed 2013-08-14
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, RXi Pharmaceuticals Corporation had 11,683,431 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED JUNE 30, 2013

INDEX

Part No.	Item No.	Description	Page No.

I		FINANCIAL INFORMATION

	1	Financial Statements (unaudited)	3
		Condensed Balance Sheets as of June 30, 2013 and December 31, 2012	3
		Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the cumulative period from January 1, 2003 (date of inception) to June 30, 2013	4
		Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity for the period from September 24, 2011 to June 30, 2013, Divisional Equity for the period from April 3, 2006 to September 23, 2011 and Parent Company’s Net Deficit for the period from January 1, 2003 (date of inception) to December 31, 2006	5
		Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the cumulative period from January 1, 2003 (date of inception) to June 30, 2013	7
		Notes to Condensed Financial Statements	9
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	4	Controls and Procedures	18

II		OTHER INFORMATION	18

	1	Legal Proceedings	18
	1A	Risk Factors	18
	2	Unregistered Sales of Equity Securities and Use of Proceeds	18
	3	Defaults Upon Senior Securities	19
	4	Mine Safety Disclosures	19
	5	Other Information	19
	6	Exhibits	20

Index to Exhibits			20

Signatures			21
EX-3.1 CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF SERIES A-1 CONVERTIBLE PREFERRED STOCK OF RXI PHARMACEUTICALS CORPORATION
EX-31.1 SARBANES-OXLEY ACT SECTION 302
EX-32.1 SARBANES-OXLEY ACT SECTION 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION (REGISTRANT)

(A Development Stage Company)

CONDENSED BALANCE SHEETS (REGISTRANT)

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,587	$5,127
Restricted cash	53	53
Short term investments	9,000	—
Prepaid expenses and other current assets	209	212

Total current assets	17,849	5,392
Equipment and furnishings, net	147	198
Other assets	—	2

Total assets	$17,996	$5,592

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$358	$416
Accrued expenses and other current liabilities	913	767
Deferred revenue	239	491
Current maturities of capital lease obligations	—	5

Total current liabilities	1,510	1,679
Deferred revenue, net of current portion	—	27

Total liabilities	1,510	1,706
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized; 9,771 and 9,726 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (at liquidation value)	9,771	9,726
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 11,439,985 and 5,289,007 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1	—
Additional paid-in capital	40,229	11,317
Deficit accumulated during the developmental stage	(33,515)	(17,157)

Total stockholders’ equity (deficit)	6,715	(5,840)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$17,996	$5,592

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

					Predecessor (RNAi) and RXi (Registrant)
	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Period from January 1, 2003 (Date of Inception) to June 30, 2013
Revenues:
Grant revenues	$225	$—	$278	$—	$375

Total revenues	225	—	278	—	375
Operating Expenses:
Research and development expenses	1,213	6,947	14,985	8,100	71,167
General and administrative expenses	977	716	1,652	1,468	41,489

Total operating expenses	2,190	7,663	16,637	9,568	112,656

Operating loss	(1,965)	(7,663)	(16,359)	(9,568)	(112,281)
Interest income (expense)	4	(6)	4	(27)	602
Other income	—	70	(3)	71	6,438

Net loss	(1,961)	(7,599)	(16,358)	(9,524)	(105,241)
Accretion of Series A convertible preferred stock and dividends	(2,399)	(10,620)	(5,946)	(10,620)	(18,761)

Net loss applicable to common stockholders	$(4,360)	$(18,219)	$(22,304)	$(20,144)	$(124,002)

Net loss per common share applicable to common stockholders (Note 1):
Basic and diluted loss per share	$(0.39)	$(4.13)	$(2.52)	$(5.20)

Weighted average common shares outstanding:
Basic and diluted	11,168,144	4,406,780	8,845,026	3,877,387

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY FOR THE

PERIOD FROM SEPTEMBER 24, 2011 TO

JUNE 30, 2013 (Unaudited), DIVISIONAL EQUITY FOR THE PERIOD FROM APRIL 3, 2006 TO

SEPTEMBER 23, 2011 AND PARENT COMPANY’S NET DEFICIT FOR THE PERIOD FROM JANUARY 1,

2003 (DATE OF INCEPTION) TO DECEMBER 31, 2006

(Amounts in thousands, except share data)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Inception, January 1, 2003							$—	$—	$—
Net loss							—	(89)	(89)

Balance at December 31, 2003							—	(89)	(89)
Net loss							—	(3,272)	(3,272)
Net transactions with Parent Company							—	2,393	2,393

Balance at December 31, 2004							—	(968)	(968)
Net loss							—	(2,209)	(2,209)
Net transactions with Parent Company							—	2,727	2,727

Balance at December 31, 2005							—	(450)	(450)
Net loss							—	(2,405)	(2,405)
Net transactions with Parent Company							—	2,587	2,587

Balance at December 31, 2006							$—	$(268)	$(268)

Balance at April 3, 2006							$—	$—	$—
Cash contributions from Parent Company							2	—	2

Balance at December 31, 2006							2	—	2
Non-cash equity adjustments from Parent Company							4,318	—	4,318
Cash contributions from Parent Company							15,679	—	15,679
Stock-based compensation expense							1,814	—	1,814
Net loss							(10,990)	—	(10,990)

Balance at December 31, 2007							10,823	—	10,823
Non-cash equity adjustments from Parent Company							750	—	750
Cash contributions from Parent Company							7,944	—	7,944
Stock based compensation							3,824	—	3,824
Net loss							(14,373)	—	(14,373)

Balance at December 31, 2008							8,968	—	8,968
Non-cash equity adjustments from Parent Company, net							(1,756)	—	(1,756)
Cash contributions from Parent Company							7,714	—	7,714
Stock based compensation expense							4,202	—	4,202
Net loss							(18,387)	—	(18,387)

	RXi (Registrant)						Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount					Total
Balance at December 31, 2009							741	—	741
Non-cash equity adjustments from Parent Company, net							(2,326)	—	(2,326)
Cash contributions from Parent Company, net							11,640	—	11,640
Stock-based compensation expense							4,368	—	4,368
Net loss							(11,993)	—	(11,993)

Balance at December 31, 2010							2,430	—	2,430
Non-cash equity adjustments from Parent Company, net							(8,083)	—	(8,083)
Cash contributions to Parent Company, net							369	—	369
Stock-based compensation expense							1,987	—	1,987
Reclassification of derivative liability upon elimination of obligation							9,249	—	9,249
Net loss—Predecessor (RNAi)							(7,682)	—	(7,682)
Recapitalization of divisional deficit	—	$—	3,347,996	$—	$10	$(1,740)	1,730	—	—
Stock-based compensation	—	—	—	—	122	—	—	—	122
Cash contribution from Parent Company	—	—	—	—	1,500	—	—	—	1,500
Expenses paid by Parent Company for RXi	—	—	—	—	2,058	—	—	—	2,058
Net loss—RXi (Registrant)	—	—	—	—		(2,537)	—	—	(2,537)

Balance at December 31, 2011	—	—	3,347,996	—	3,690	(4,277)	—	—	(587)
Issuance of Series A convertible preferred stock	9,500	9,500	—	—	—	—	—	—	—
Beneficial conversion feature related to Series A convertible preferred stock	—	(9,500)	—	—	9,500	—	—	—	9,500
Accretion of beneficial conversion feature related to Series A convertible preferred stock	—	9,500	—	—	(9,500)	—	—	—	(9,500)
Issuance of common stock in exchange for patent and technology rights	—	—	1,394,997	—	6,173	—	—	—	6,173
Stock-based compensation	—	—	—	—	968	—	—	—	968
Issuance of common stock warrants in exchange for services	—	—	—	—	13	—	—	—	13
Expenses paid by Parent Company for RXi	—	—	—	—	699	—	—	—	699
Conversion of Series A convertible preferred stock to common stock	(224)	(224)	546,014	—	224	—	—	—	224
Fair value of Series A convertible preferred stock dividends	—	—	—	—	(3,315)	—	—	—	(3,315)
Dividends paid on Series A convertible preferred stock	450	450	—	—	2,865	—	—	—	2,865
Net loss—RXi (Registrant)	—	—	—			(12,880)	—	—	(12,880)

Balance at December 31, 2012	9,726	9,726	5,289,007	—	11,317	(17,157)	—	—	(5,840)
Issuance of common stock, net of offering costs of $727	—	—	3,765,230	1	15,650	—	—	—	15,651
Issuance of common stock in exchange for patent and technology rights	—	—	1,666,666	—	12,250	—	—	—	12,250
Stock-based compensation	—	—	—	—	1,057	—	—	—	1,057
Conversion of Series A convertible preferred stock	(295)	(295)	719,082	—	295	—	—	—	295
Fair value of Series A convertible preferred stock dividends	—	—	—	—	(5,946)	—	—	—	(5,946)
Dividends paid on Series A convertible preferred stock	340	340	—	—	5,606	—	—	—	5,606
Net loss—RXi (Registrant)	—	—	—	—	—	(16,358)	—	—	(16,358)

Balance at June 30, 2013	9,771	$9,771	11,439,985	$1	$40,229	$(33,515)	$—	$—	$6,715

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

			Predecessor (RNAi) and RXi (Registrant)
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Period from January 1, 2003 (Date of Inception) Through June 30, 2013
Cash flows from operating activities:
Net loss	$(16,358)	$(9,524)	$(105,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	79	864
(Gain) Loss on disposal of equipment	—	—	44
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	1,057	374	19,991
Fair value of common stock warrants issued in exchange for services	—	13	13
Loss on exchange of equity instruments	—	—	900
Fair value of Parent Company’s shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of Parent Company’s common stock and common stock warrants issued in exchange for services	—	—	2,689
Change in fair value of derivatives of Parent Company issued in connection with various equity financings	—	—	(5,604)
Fair value of common stock issued in exchange for patent and technology rights	12,250	6,173	18,423
Fair value of Parent Company common stock issued in exchange for licensing rights	—	—	3,954
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5	24	(191)
Accounts payable	(58)	(110)	358
Due to former parent	—	597	390
Deferred revenue	(279)	(49)	239
Accrued expenses and other current liabilities	146	(232)	1,549

Net cash used in operating activities	(3,184)	(2,655)	(62,343)

Cash flows from investing activities:
Change in restricted cash	—	—	(53)
Purchases of short-term investments	(9,000)	—	(46,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	(2)	(6)	(762)
Proceeds from disposal of equipment and furnishings	—	—	32
Cash paid for lease deposit	—	—	(47)

Net cash used in investing activities	(9,002)	(6)	(9,865)

Cash flows from financing activities:
Cash contributions from Parent Company, net	—	699	55,923
Proceeds from issuance of Series A convertible preferred stock	—	8,500	8,500
Proceeds from issuance of convertible notes payable	—	500	1,000
Net proceeds from the issuance of common stock	15,651	—	15,651
Repayments of capital lease obligations	(5)	(19)	(279)

Net cash provided by financing activities	15,646	9,680	80,795

Net increase in cash and cash equivalents	3,460	7,019	8,587
Cash and cash equivalents at the beginning of period	5,127	503	—

Cash and cash equivalents at end of period	$8,587	$7,522	$8,587

			Predecessor (RNAi) and RXi (Registrant)(1)
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Period from January 1, 2003 (Date of Inception) Through June 30, 2013
Supplemental disclosure of cash flow information:
Cash received during the period for interest	$4	$—	$728

Cash paid during the period for interest	$—	$—	$38

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for Parent Company common stock	$—	$—	$978

Fair value of derivatives issued in connection with Parent Company common stock	$—	$—	$14,051

Fair value of Parent Company shares mandatorily redeemable for cash upon exercise of warrants	$—	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for Parent Company common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$—	$277

Non-cash lease deposit	$—	$—	$50

Value of Parent Company restricted stock units and common stock issued in lieu of bonuses included in accrued expenses	$—	$—	$427

Value of Parent Company restricted stock units issued in lieu of cash bonuses	$—	$—	$207

Reclassification of derivative liability upon elimination of obligation	$—	$—	$9,249

Fair value of Parent Company stock options modified	$—	$—	$960

Conversion of Series A convertible preferred stock into common stock	$295	$194	$519

Fair value of Series A convertible preferred stock beneficial conversion feature	$—	$9,500	$9,500

Accretion of Series A convertible preferred stock	$—	$9,500	$9,500

Fair value of Series A convertible preferred stock dividends	$5,946	$1,120	$9,261

Conversion of notes payable into Series A convertible preferred stock	$—	$1,000	$1,000

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

As a result of these transactions, historical financial information from the period January 1, 2003 through September 23, 2011 included in the Condensed Statements of Operations, Statements of Convertible Preferred Stock and Stockholders’ Equity, Divisional Equity, and Parent Company’s Net Deficit and Cash Flows for the cumulative period from inception (January 1, 2003) through June 30, 2013, has been “carved out” of the financial statements of Galena (the “Predecessor”) for such periods. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities.

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

On March 6, 2013, RXi entered into a Securities Purchase Agreement (the “SPA”) pursuant to which RXi agreed to issue a total of 3,765,230 shares of common stock at a price of $4.35 per share (after giving effect to the reverse stock split effected on July 23, 2013, described below). The gross proceeds from the offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs of the offering, were approximately $15.6 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations, including the planned Phase 2 program for RXI-109, into fiscal 2015.

On July 18, 2013, the Board of Directors of the Company approved a 1-for-30 reverse stock split of the Company’s outstanding common stock, which was effected on July 23, 2013. Stockholders who would otherwise have been entitled to fractional shares as a result of the reverse stock split were entitled to receive a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Series A Preferred Stock were proportionately reduced and the respective conversion prices were proportionately increased. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

Basis of Presentation

Historical financial information from the period January 1, 2003 through September 23, 2011 included in the Condensed Statements of Operations, Statements of Convertible Preferred Stock and Stockholders’ Equity, Divisional Equity, and Parent Company’s Net Deficit and Cash Flows for the cumulative period from inception (January 1, 2003) through June 30, 2013, has been “carved out” of the financial statements of Galena and the Predecessor for such periods. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and certificates of deposit.

Short-term Investments

The Company’s short term investments consist of certificates of deposit with original maturities ranging from 6 months to 1 year.

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

Net loss per share

The Company accounts for and discloses net loss per common share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share.” Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares. There were no potential dilutive common shares for all periods presented.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2013	2012
RXi options to purchase common stock	2,548,264	2,103,264
Common stock underlying Series A Preferred Stock	23,817,544	22,971,157
Warrants to purchase common stock	4,615	4,615

Total	26,370,423	25,079,036

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

The Company categorized its restricted cash as Level 1 hierarchy. The valuation for Level 1 was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The Company categorized its cash equivalents and short term investments as Level 2 hierarchy. The valuation for Level 2 was determined based on data points that are observable, such as quoted prices, interest rates and yield curves. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,000	$—	$7,000	$—
Restricted cash	53	53	—	—
Short-term investments	9,000	—	9,000	$—

Total assets	$16,053	$53	$16,000	$—

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$53	$53	$—	$—

Total assets	$53	$53	$—	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash, short-term investments, accounts payable, and capital leases approximate their fair values due to their short-term nature and market rates of interest.

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

Series A Preferred Stock

At June 30, 2013, there were 9,771 shares of Series A Preferred Stock outstanding. The increase from December 31, 2012 of 45 shares represents conversions of Series A Preferred Stock into common shares offset by quarterly dividends paid in additional shares of Series A Preferred Stock.

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

The fair value of the Series A Preferred Stock dividends for the three months ended June 30, 2013 and 2012 was $2,399,000 and $1,120,000, respectively. The fair value of the Series A Preferred Stock dividends for the six months ended June 30, 2013 and 2012 was $5,946,000 and $1,120,000, respectively. The fair value of the Series A Preferred Stock dividends is included in the Company’s net loss applicable to common shareholders.

Conversion

Each holder of shares of Series A Preferred Stock may, at any time and from time to time, convert each of its shares into a number of fully paid and non-assessable shares of common stock at the defined conversion rate. Initially, each share of Series A Preferred Stock is convertible into 2,437.57 shares of common stock. In no event shall any holder of shares of Series A Preferred Stock have the right to convert shares of Series A Preferred Stock into shares of common stock to the extent that, after giving effect to such conversion, the holder, together with any of its affiliates, would beneficially own more than 9.999% of the then-issued and outstanding shares of common stock.

For the three and six months ended June 30, 2013 and 2012, 295 and 194 Series A Preferred Stock were converted into 719,082 and 472,887 shares of common stock, respectively.

Series A-1 Preferred Stock

On August 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with Tang Capital Partners, L.P. (“TCP”) pursuant to which TCP agreed to exchange certain of its shares of Series A Preferred Stock for Series A-1 Preferred Stock. See Note 6, “Subsequent Events.”

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

RXi Stock-Based Compensation

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three and six month periods ended June 30, 2013 and 2012, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average risk-free interest rate	1.25%	0.93%	1.25%	0.93%
Weighted average expected volatility	75.53%	88.38%	75.53%	88.38%
Weighted average expected lives (years)	5.92	6.00	5.92	6.00
Weighted average expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three month periods ended June 30, 2013 and 2012 was $3.90 and $1.75, respectively. The weighted average fair value of options granted during the six month periods ended June 30, 2013 and 2012 was $3.90 and $1.75, respectively.

The Company’s expected common stock price volatility assumption is based upon the volatility of a composition of comparable companies. The expected life assumptions for employee grants were based upon the simplified method provided for under ASC 718-10. The expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant was also based upon prevailing short-term interest rates. The Company has estimated an annualized forfeiture rate of 5.0% for options granted to its employees and 0% forfeiture rate for directors. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated.

The following table summarizes the activity of Company’s stock option plan for the period January 1, 2013 to June 30, 2013:

	Total Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	2,128,264	$3.00
Granted	420,000	6.30
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2013	2,548,264	$3.60

Options exercisable at June 30, 2013	727,896	$3.00

The following table summarizes the stock-based compensation expenses included in operating expenses as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development stock-based compensation expense	$136	$107	$561	$244
General and administrative stock-based compensation expense	293	53	496	130

Total stock-based compensation expense	$429	$160	$1,057	$374

Predecessor (RNAi) Stock-Based Compensation Expense

Stock-based compensation expense prior to the completion of the spinoff was allocated to the carved out financial statements based on an estimate of time spent by Galena employees, board members, scientific advisory board members, and outside consultants on RXi related matters. Galena options held by current RXi employees were cancelled at the date of the completion of the spin-off except for options to purchase an aggregate of 477,191 shares of Galena common stock. The Company will continue to recognize stock compensation expense on the non-cancelled options as they vest. Under the terms of the option awards, these options will continue to vest as long as the individuals are employed by RXi. As of June 30, 2013, 468,941 options remain outstanding with a range of exercise prices from $0.65 to $7.50.

Of the total stock-based compensation expense recorded by RXi, approximately $3,100 and $32,000 related to options issued by Galena for the three months ended June 30, 2013 and 2012, respectively.

Of the total stock-based compensation expense recorded by RXi, approximately $6,800 and $246,000 related to options issued by Galena for the six months ended June 30, 2013 and 2012, respectively.

5. Common Stock

Common Stock Issuances

On March 1, 2013, the Company entered into an asset purchase agreement with OPKO Health, Inc. (“OPKO”) pursuant to which RXi acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other related assets. Upon the close of the asset purchase agreement with OPKO on March 12, 2013, the Company issued to OPKO 1,666,666 shares of common stock (after giving effect to the reverse stock split effected on July 23, 2013). Under the asset purchase agreement, the Company will make, if applicable, up to $50 million per product in development and commercialization milestones for the successful development and commercialization of products utilizing the acquired OPKO intellectual property. In addition, if applicable, upon commercialization of these products the Company will make royalty payments to OPKO.

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

On March 6, 2013, the Company entered into a SPA, pursuant to which the Company agreed to issue a total of 3,765,230 shares of common stock at a price of $4.35 per share (after giving effect to the reverse stock split effected on July 23, 2013) (the “March 2013 Offering”). The gross proceeds from the March 2013 Offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs, were approximately $15.6 million. The Company intends to use the proceeds from the March 2013 Offering for general corporate purposes, including the advancement of the RXI-109 program, research and development and general and administrative expenses.

6. Subsequent Events

On June 7, 2013, the Board of Directors and Compensation Committee of approved an employee stock purchase plan (“ESPP”), subject to the approval of the Company’s stockholders within twelve months of the date the ESPP was adopted. The ESPP allows employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two semi-annual purchase dates. The purchase price is equal to 90% of the market value per share on either (a) the date of grant of a purchase right under the ESPP or (b) the date on which such purchase right is deemed exercised, whichever is lower. The maximum number of shares available for issuance pursuant to the ESPP is equal to the lesser of: (a) 50,000 shares, increased on each anniversary of the adoption of the ESPP by one percent (1%) of the total shares of stock then outstanding, and (b) 113,333 shares. Upon adoption of the ESPP on June 7, 2013, an aggregate of 50,000 shares of common stock were authorized and available for issuance under the ESPP.

On August 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with TCP pursuant to which TCP exchanged a total of 2,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock. The terms of the Series A-1 Preferred Stock are identical in all respects to the Series A Preferred Stock, other than the elimination of cash penalties that would potentially be due and payable upon the failure of the Company to have enough shares of Common Stock available to permit the conversion of Series A Preferred Stock into Common Stock. As a result of the elimination of this penalty, the face value of the Series A-1 Preferred Stock will be reclassified on our balance sheet from mezzanine to stockholders’ equity, which reclassification will be reflected in the quarter ending September 30, 2013 and will result in the addition of $2 million to stockholders’ equity. If the exchange and resulting reclassification had taken place in the quarter ended June 30, 2013, the total stockholders equity would have been $8.715 million as of that date.

On July 18, 2013, the Company applied to NASDAQ for approval to move the listing of its common stock from the OTCQX marketplace to The NASDAQ Capital Market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation. All references to “Galena” refer to Galena Biopharma, Inc. and Apthera, Inc., Galena’s wholly owned subsidiary.

This management’s discussion and analysis of financial condition as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 29, 2013.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “intends,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109 and our other product candidates; the timing and future success of our clinical trials with RXI-109; the timing for the commencement and completion of clinical trials; and our ability to implement cost-saving measures; and statements about future expectations, including future expectations about our NASDAQ Listing. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with RXI-109 may not be successful in evaluating the safety and tolerability of RXI-109 or providing preliminary evidence of surgical scar reduction; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with RXI-109; general economic conditions; risks that NASDAQ may determine that we do not meet their initial listing criteria, that if the listing is approved it will not have the intended effects of improving access to certain investors, financing flexibility and liquidity; and those identified in our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors,” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

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

In June 2012, we initiated our first clinical trial of RXI-109, known as Study 1201. Study 1201 was designed to evaluate the safety and tolerability of several single-dose levels of RXI-109 in humans. Study 1201 enrolled fifteen subjects in a single-center, randomized, single-dose, double-blind, ascending dose, within-subject controlled study of RXI-109 for the treatment of incision scars, during which single, intradermal injections of escalating doses were administered. Subjects received an injection of RXI-109 in two separate areas on the abdomen and placebo injections in two other areas of the abdomen. RXI-109 was well tolerated by intradermal injection. No serious local or systemic side effects were observed in the subjects at any of the doses administered, and maximum systemic exposure after intradermal administration was assessed at approximately 5% of the total dose administered. In this study, RXI-109 has shown excellent safety and tolerability with ascending single doses and showed that RXI-109 significantly reduced the expression of CTGF protein in the wound area in a dose dependent manner 84 days after a single dose, suggesting a potent and long lasting effect on this key biomarker for abnormal scarring.

In December 2012, we initiated a second Phase 1 clinical trial with RXI-109, known as Study 1202. Study 1202 was designed to evaluate the safety and tolerability of multi-dose administration of RXI-109 in healthy volunteers, including an evaluation of surrogate end points of clinical efficacy. Nine subjects (3 cohorts of 3 subjects each) were enrolled in a single-center, randomized, multi-dose, double-blind, ascending dose, within-subject controlled study of RXI-109 for the treatment of incision scars, during which subjects received intradermal injections of RXI-109. Subjects received injections of RXI-109 in four separate areas of the abdomen and placebo injections in four other areas of the abdomen, all of which were administered on multiple occasions over multiple weeks. In this study, multiple dermal injections were well tolerated at all doses, and treatment with RXI-109 resulted in dose dependent silencing of CTGF mRNA in the treated areas 3 days after the last dose.

In the second half of 2013, we expect to initiate Phase 2 clinical trials in which RXI-109 is administered following scar revision surgery.

Overexpression of CTGF is implicated in dermal scarring and fibrotic disease, and because of this, we believe that RXI-109 or other CTGF-targeting RNAi compounds may be able to treat additional fibrotic indications, including pulmonary fibrosis, liver fibrosis, acute spinal injury, ocular scarring, joint fibrosis and vascular restenosis. If the current clinical trials of RXI-109 produce successful results in dermal anti-scarring, we may explore opportunities in these indications, as well as other possible dermatology applications (e.g., cutaneous scleroderma).

While focusing our efforts on our RXI-109 development program, we also intend to continue to advance additional development programs both on our own and through collaborations with academic and corporate third parties. Current programs in the discovery and preclinical stages include a collaboration with Dr. Robert Brown at the University of Massachusetts Medical School (“UMMS”) for the treatment of amyotrophic lateral sclerosis (“ALS”), a Small Business Innovation Research (“SBIR”) grant to evaluate and develop sd-rxRNAs® as potential therapeutics for the treatment of retinoblastoma and a collaboration evaluating the potential to use a CTGF-targeting sd-rxRNA® as a therapeutic to reduce or inhibit retinal scarring, which often occurs as a consequence of some retinal diseases and following retinal detachment.

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

On July 18, 2013, the Board of Directors of the Company approved a 1-for-30 reverse stock split of the Company’s outstanding common stock, which was effected on July 23, 2013. Stockholders entitled to fractional shares as a result of the reverse stock split were entitled to receive a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Series A Preferred Stock were proportionately reduced and the respective conversion prices were proportionately increased. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

On July 18, 2013, the Company applied to NASDAQ for approval to move the listing of its common stock from the OTCQX marketplace to The NASDAQ Capital Market.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$225	$—	$278	$—
Research and development expenses	(1,213)	(6,947)	(14,985)	(8,100)
General and administrative expenses	(977)	(716)	(1,652)	(1,468)
Operating loss	(1,965)	(7,663)	(16,359)	(9,568)
Net loss	(1,961)	(7,599)	(16,358)	(9,524)
Net loss applicable to common stockholders	$(4,360)	$(18,219)	$(22,304)	$(20,144)

Revenues

We generate revenues through government grants. The following table summarizes our total revenues from government grants, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Grant revenues	$225	$—	$278	$—

Total revenues	$225	$—	$278	$—

Total revenues were approximately $225,000 for the three months ended June 30, 2013, compared with no revenue for the three months ended June 30, 2012. The increase of $225,000 was due to the recognition of work completed on government grants during the three months ended June 30, 2013. Grant revenue primarily consisted of revenue earned from one of the Company’s grants awarded by the National Institute of General Medical Sciences, which was completed during the quarterly period. During the same period in the prior year, the Company had not yet received approval from the granting institutions to assign the grants from Galena to RXi and therefore, could not begin work under the grants until the approval was received.

Total revenues were approximately $278,000 for the six months ended June 30, 2013, compared with no revenue for the six months ended June 30, 2012. The increase of $278,000 was due to the recognition of work completed on government grants during the quarterly period. Grant revenue primarily consisted of revenue earned from one of the Company’s grants awarded by the National Institute of General Medical Sciences, which was completed during the quarterly period. During the same period in the prior year, the Company had not yet received approval from the granting institutions to assign the grants from Galena to RXi and therefore, could not begin work under the grants until the approval was received.

We also had $239,000 of deferred revenue at June 30, 2013, which consists of receipt of grant awards from the government, but have not yet recognized, pursuant to our revenue recognition policies, as the work has not been completed.

For the foreseeable future, we expect our revenue to continue to be derived primarily from government grants.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expenses	$1,213	$6,947	$14,985	$8,100
General and administrative expenses	977	716	1,652	1,468

Total operating expenses	$2,190	$7,663	$16,637	$9,568

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

Total research and development expenses were approximately $1,213,000 for the three months ended June 30, 2013, compared with $6,947,000 for the three months ended June 30, 2012. The decrease of $5,734,000, or 83%, was primarily due to a decrease of $6,173,000 in expense related to the fair value of common stock issued in exchange for patent and technology rights and a decrease of $9,000 related to changes in fair value of stock options granted to non-employees offset by an increase of $410,000 in research and development expense related to clinical trial expenses for the Company’s two Phase 1 clinical trials, and an increase of $38,000 in employee stock-based compensation expense.

Total research and development expenses were approximately $14,985,000 for the six months ended June 30, 2013, compared with $8,100,000 for the six months ended June 30, 2012. The increase of $6,885,000, or 85%, was primarily due an increase of $6,077,000 in expense related to the fair value of common stock issued in exchange for patent and technology rights, an increase of $490,000 in research and development expense related to expenses for the Company’s two Phase 1 clinical trials, and an increase of $374,000 in employee stock-based compensation expense offset by a decrease of $56,000 related to changes in fair value of stock options granted to non-employees.

General and Administrative Expense

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $977,000 for the three months ended June 30, 2013, compared with $716,000 for the three months ended June 30, 2012. The increase of $261,000, or 36%, was primarily due to an increase of $34,000 in general and administrative expense due to an increase in legal and investor relation fees and an increase of $240,000 in employee stock-based compensation expense offset by a decrease of $13,000 related to the fair value of common stock warrants issued in exchange for services.

General and administrative expenses were approximately $1,652,000 for the six months ended June 30, 2013, compared with $1,468,000 for the six months ended June 30, 2012. The increase of $184,000, or 12.5%, was primarily due to an increase of $366,000 in employee stock-based compensation expense offset by a decrease of $169,000 in general and administrative expense due to lower personnel related costs and board fees and expenses and a decrease of $13,000 related to the fair value of common stock warrants issued in exchange for services.

Interest Income (Expense)

The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high of a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Interest income was $4,000 for the three months ended June 30, 2013, compared with interest expense of $6,000 for the three months ended June 30, 2012. The increase of $10,000 was primarily due to interest received on the Company’s purchase of short investments during second quarter of 2013.

Interest income was $4,000 for the six months ended June 30, 2013, compared with interest expense of $27,000 for the six months ended June 30, 2012. The increase of $31,000 was primarily due to interest received on the Company’s purchase of short investments in the second quarter of 2013 and a decrease in interest expense related to bridge notes funded by the Series A Preferred Stock holders. The bridge notes were converted into shares of Series A Preferred Stock at the completion of the spinout from Galena in the second quarter of 2012.

Series A Preferred Stock Accretion and Dividends

The following table summarizes our Series A Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accretion of Series A Preferred Stock	$—	$9,500	$—	$9,500
Series A Preferred Stock dividends	2,399	1,120	5,946	1,120

Accretion of Series A Preferred Stock and dividends	$2,399	$10,620	$5,946	$10,620

Accretion of Series A Preferred Stock and dividends was approximately $2,399,000 for the three months ended June 30, 2013, compared with $10,620,000 Series A Preferred Stock accretion and dividends for the three months ended June 30, 2012. The decrease of $8,221,000 is primarily due to the one-time charge of $9,500,000 related to the beneficial conversion feature of the Series A Preferred Stock holders during the same period in the prior year offset by an increase of $1,279,000 in Series A Preferred Stock dividends due to an increase in the Company’s closing common stock price on the dividend payment dates. Holders of Series A Preferred Stock are entitled to receive cumulative mandatory dividends payable quarterly in additional shares of Series A Preferred Stock.

Accretion of Series A Preferred Stock and dividends was approximately $5,946,000 for the six months ended June 30, 2013, compared with $10,620,000 Series A Preferred Stock accretion and dividends for the six months ended June 30, 2012. The decrease of $4,674,000 is primarily due to the one-time charge of $9,500,000 related to the beneficial conversion feature of the Series A Preferred Stock holders during the same period in the prior year offset by an increase of $4,826,000 in Series A Preferred Stock dividends due to an increase in the Company’s closing common stock price on the dividend payment dates. Holders of Series A Preferred Stock are entitled to receive cumulative mandatory dividends payable quarterly in additional shares of Series A Preferred Stock.

The rights and preferences of the Series A Preferred Stock and the calculation of the dividend payable, are described further in Note 3 of the financial statements. Please also refer to Note 6, “Subsequent Events,” for a description of the Exchange Agreement entered into with TCP on August 13, 2013 for the exchange of certain of its Series A Preferred Stock for Series A-1 Preferred Stock.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $17.6 million as of June 30, 2013, compared with approximately $5.1 million as of December 31, 2012. On April 27, 2012, the Company completed its spinoff from Galena and issued 9,500 of Series A Preferred Stock upon the conversion of approximately $1.0 million in principal and accrued interest under bridge notes outstanding and the receipt of approximately $8.5 million under the Series A Stock Purchase Agreement. At the closing of the spin-off transaction, RXi paid $400,000 in total to reimburse transaction-related expenses.

On March 6, 2013, RXi entered into a SPA pursuant to which RXi agreed to issue 3,765,230 shares of common stock at a price of $4.35 per share (after giving effect to the reverse stock split effected on July 23, 2013). The gross proceeds from the offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs, were approximately $15.6 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations, including the planned Phase 2 program for RXI-109, into fiscal 2015.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $3,184,000 for the six months ended June 30, 2013, compared with $2,655,000 for the six months ended June 30, 2012. The increase of approximately $529,000 related primarily to the net loss of $16,358,000 for the six months ended June 30, 2013 as compared to $9,524,000 for the same period in the prior year, as described above, as adjusted for non-cash items to arrive at the net cash used in operating activities. The non-cash items adjusted for the six months ended June 30, 2013 was approximately $13,360,000, compared with $6,639,000 for the six months ended June 30, 2012. The increase from the same period in the prior year is primarily related to the fair value of common stock issued for the purchase of RNAi assets from OPKO for $12,250,000 as compared with the fair value of common stock issued for patent and technology rights of $6,173,000 for the same period in 2012.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $9,002,000 for the six months ended June 30, 2013, compared with $6,000 for the six months ended June 30, 2012. The increase was primarily due to the purchase of short term investments during the second quarter of 2013.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $15,646,000 for the six months ended June 30, 2013, compared with $9,680,000 for the six months ended June 30, 2012. The increase of $5,966,000 was primarily due to the net proceeds received from the issuance of common stock of $15,651,000 during the six months ended June 30, 2013 as compared with proceeds of $8,500,000 from the issuance of Series A Preferred Stock and $500,000 from the issuance of convertible notes payable for the same period in 2012.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing, other than operating leases.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Dr. Geert Cauwenbergh our Chief Executive Officer and acting Chief Financial Officer (the “Certifying Officer” ), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officer has concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock of RXi Pharmaceuticals Corporation.

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of June 30, 2013 and December 31, 2012; (2) Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the cumulative period from January 1, 2003 (inception) to June 30, 2013; (3) Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity for the period from September 24, 2011 to June 30, 2013, Divisional Equity for the period from April 3, 2006 to September 23, 2011 and Parent Company’s Net Deficit for the period from January 1, 2003 (inception) to December 31, 2006; (4) Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the cumulative period from January 1, 2003 (inception) to June 30, 2013; and (5) Notes to Condensed Financial Statements (Unaudited).*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and Chief Financial Officer

Date: August 14, 2013