Form 10-Q
period 2013-09-30
RXi Pharmaceuticals Corp
filed 2013-11-14
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, RXi Pharmaceuticals Corporation had 11,684,153 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2013

INDEX

Part No.	Item No.	Description	Page No.
I		FINANCIAL INFORMATION
	1	Financial Statements (unaudited)	3
		Condensed Balance Sheets as of September 30, 2013 and December 31, 2012	3
		Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the cumulative period from January 1, 2003 (date of inception) to September 30, 2013	4
		Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity for the period from December 31, 2012 to September 30, 2013	5
		Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the cumulative period from January 1, 2003 (date of inception) to September 30, 2013	6
		Notes to Condensed Financial Statements	8
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	4	Controls and Procedures	19

II		OTHER INFORMATION	20
	1	Legal Proceedings	20
	1A	Risk Factors	20
	2	Unregistered Sales of Equity Securities and Use of Proceeds	20
	3	Defaults Upon Senior Securities	20
	4	Mine Safety Disclosures	20
	5	Other Information	20
	6	Exhibits	20
Index to Exhibits			20

Signatures			21

EX-31.1 SARBANES-OXLEY ACT SECTION 302

EX-32.1 SARBANES-OXLEY ACT SECTION 906

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION (REGISTRANT)

(A Development Stage Company)

CONDENSED BALANCE SHEETS (REGISTRANT)

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,847	$5,127
Restricted cash	53	53
Short-term investments	9,000	—
Prepaid expenses and other current assets	181	212

Total current assets	16,081	5,392
Equipment and furnishings, net	130	198
Other assets	—	2

Total assets	$16,211	$5,592

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$177	$416
Accrued expenses and other current liabilities	1,018	767
Deferred revenue	147	491
Current maturities of capital lease obligations	—	5

Total current liabilities	1,342	1,679
Deferred revenue, net of current portion	—	27

Total liabilities	1,342	1,706
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 15,000 shares authorized; 7,821 and 9,726 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (at liquidation value)	7,821	9,726
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 authorized (Note 3)
Series A-1 convertible preferred stock, $0.0001 par value, 5,000 shares authorized; 2,019 issued and outstanding at September 30, 2013, respectively (at liquidation value)	2,019	—
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 11,684,153 and 5,289,007 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1	—
Additional paid-in capital	40,602	11,317
Deficit accumulated during the developmental stage	(35,574)	(17,157)

Total stockholders’ equity (deficit)	7,048	(5,840)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$16,211	$5,592

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

					Predecessor (RNAi) and RXi (Registrant)
	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Period from January 1, 2003 (Date of Inception) to September 30, 2013
Revenues:
Grant revenues	$92	$57	$370	$57	$467

Total revenues	92	57	370	57	467
Operating Expenses:
Research and development expenses (1)	1,229	1,214	16,213	9,314	72,396
General and administrative expenses (1)	934	539	2,588	2,006	42,423

Total operating expenses	2,163	1,753	18,801	11,320	114,819

Operating loss	(2,071)	(1,696)	(18,431)	(11,263)	(114,352)
Interest income (expense)	10	(1)	14	(29)	612
Other income	2	53	—	124	6,440

Net loss	(2,059)	(1,644)	(18,417)	(11,168)	(107,300)
Accretion of Series A and Series A-1 convertible preferred stock and dividends	(1,447)	(1,277)	(7,393)	(11,897)	(20,208)

Net loss applicable to common stockholders	$(3,506)	$(2,921)	$(25,810)	$(23,065)	$(127,508)

Net loss per common share applicable to common stockholders (Note 1):
Basic and diluted loss per share	$(0.30)	$(0.56)	$(2.64)	$(5.32)

Weighted average common shares outstanding:
Basic and diluted	11,630,189	5,238,507	9,783,615	4,334,406

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$165	$145	$726	$389
General and administrative	284	152	780	282

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT)

(A Development Stage Company)

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY FOR THE

PERIOD FROM DECEMBER 31, 2012 TO SEPTEMBER 30, 2013 (Unaudited)

(Amounts in thousands, except share data)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount			Total
Balance at December 31, 2012	9,726	$9,726	—	$—	5,289,007	$—	$11,317	$(17,157)	$(5,840)
Issuance of common stock, net of offering costs of $727	—	—	—	—	3,765,230	1	15,650	—	15,651
Issuance of common stock in exchange for patent and technology rights	—	—	—	—	1,666,666	—	12,250	—	12,250
Stock-based compensation expense	—	—	—	—	—	—	1,506	—	1,506
Cash paid in lieu of fractional shares for 1:30 reverse stock split	—	—	—	—	(2,807)	—	(12)	—	(12)
Common stock issued upon exercise of stock options	—	—	—	—	2,000	—	5	—	5
Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	(2,000)	(2,000)	2,000	2,000	—	—	—	—	2,000
Conversions of Series A and Series A-1 convertible preferred stock into common stock	(396)	(396)	—	—	964,057	—	396	—	396
Fair value of Series A and Series A-1 convertible preferred stock dividends	—	—	—	—	—	—	(7,393)	—	(7,393)
Dividends issued on Series A and Series A-1 convertible preferred stock	491	491	19	19	—	—	6,883	—	6,902
Net loss	—	—	—	—	—	—	—	(18,417)	(18,417)

Balance at September 30, 2013	7,821	$7,821	2,019	$2,019	11,684,153	$1	$40,602	$(35,574)	$7,048

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

			Predecessor (RNAi) and RXi (Registrant)
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Period from January 1, 2003 (Date of Inception) Through September 30, 2013
Cash flows from operating activities:
Net loss	$(18,417)	$(11,168)	$(107,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78	118	889
(Gain) Loss on disposal of equipment	—	(14)	44
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash stock-based compensation	1,506	671	20,440
Fair value of common stock warrants issued in exchange for services	—	13	13
Loss on exchange of equity instruments	—	—	900
Fair value of Parent Company’s shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of Parent Company’s common stock and common stock warrants issued in exchange for services	—	—	2,689
Change in fair value of derivatives of Parent Company issued in connection with various equity financings	—	—	(5,604)
Fair value of common stock issued in exchange for patent and technology rights	12,250	6,173	18,423
Fair value of Parent Company common stock issued in exchange for licensing rights	—	—	3,954
Changes in operating assets and liabilities:
Prepaid expenses and other assets	33	42	(163)
Accounts payable	(239)	(232)	177
Due to former parent	—	597	390
Deferred revenue	(371)	(147)	147
Accrued expenses and other current liabilities	251	35	1,654

Net cash used in operating activities	(4,909)	(3,912)	(64,068)

Cash flows from investing activities:
Change in restricted cash	—	—	(53)
Purchases of short-term investments	(9,000)	—	(46,532)
Maturities of short-term investments	—	—	37,497
Cash paid for purchase of equipment and furnishings	(10)	(9)	(770)
Proceeds from disposal of equipment and furnishings	—	25	32
Cash paid for lease deposit	—	(2)	(47)

Net cash provided by (used in) investing activities	(9,010)	14	(9,873)

Cash flows from financing activities:
Cash contributions from Parent Company, net	—	699	55,923
Proceeds from issuance of Series A convertible preferred stock	—	8,500	8,500
Proceeds from issuance of convertible notes payable	—	500	1,000
Net proceeds from the issuance of common stock	15,651	—	15,651
Proceeds from exercise of stock options	5	—	5
Cash paid in lieu of fractional shares for 1:30 reverse stock split	(12)	—	(12)
Repayments of capital lease obligations	(5)	(26)	(279)

Net cash provided by financing activities	15,639	9,673	80,788

Net increase in cash and cash equivalents	1,720	5,775	6,847
Cash and cash equivalents, beginning of period	5,127	503	—

Cash and cash equivalents, end of period	$6,847	$6,278	$6,847

			Predecessor (RNAi) and RXi (Registrant)
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Period from January 1, 2003 (Date of Inception) Through September 30, 2013
Supplemental disclosure of cash flow information:
Cash received during the period for interest	$14	$—	$738

Cash paid during the period for interest	$—	$29	$38

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for Parent Company common stock	$—	$—	$978

Fair value of derivatives issued in connection with Parent Company common stock	$—	$—	$14,051

Fair value of Parent Company shares mandatorily redeemable for cash upon exercise of warrants	$—	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for Parent Company common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$—	$277

Non-cash lease deposit	$—	$—	$50

Value of Parent Company restricted stock units and common stock issued in lieu of bonuses included in accrued expenses	$—	$—	$427

Value of Parent Company restricted stock units issued in lieu of cash bonuses	$—	$—	$207

Reclassification of derivative liability upon elimination of obligation	$—	$—	$9,249

Fair value of Parent Company stock options modified	$—	$—	$960

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$396	$208	$620

Fair value of Series A convertible preferred stock beneficial conversion feature	$—	$9,500	$9,500

Accretion of Series A convertible preferred stock	$—	$9,500	$9,500

Fair value of Series A and Series A-1 convertible preferred stock dividends	$7,393	$2,397	$10,708

Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$2,000	$—	$2,000

Conversion of notes payable into Series A convertible preferred stock	$—	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION (REGISTRANT) AND PREDECESSOR (RNAi)

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Prior to April 13, 2011, Galena Biopharma, Inc. (“Galena” or the “Parent Company”) (formerly known as RXi Pharmaceuticals Corporation) was engaged primarily in conducting discovery research and preclinical development activities based on RNAi, and Galena’s financial statements for periods prior to April 13, 2011 reflected solely the assets, liabilities and results of operations attributable to Galena’s RNAi-based assets, liabilities and results of operations. On April 13, 2011, Galena broadened its strategic direction by adding the development and commercialization of cancer therapies that utilize peptide-based immunotherapy products, including a main product candidate, NeuVax, for the treatment of various cancers. On September 24, 2011, Galena contributed to RXi Pharmaceuticals Corporation (“RXi,” “Registrant” or the “Company”), a newly formed subsidiary of Galena, substantially all of Galena’s RNAi-related technologies and assets. The newly formed RXi was incorporated on September 8, 2011 in preparation for the planned spinoff from Galena, which was completed on April 27, 2012. RXi was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

As a result of these transactions, historical financial information from the period January 1, 2003 through September 23, 2011 included in the Condensed Statements of Operations and Cash Flows for the cumulative period from inception (January 1, 2003) through September 30, 2013, has been “carved out” of the financial statements of Galena (the “Predecessor”) for such periods. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities.

To date, RXi’s principal activities, including that of its Predecessor, have consisted of conducting discovery research and preclinical development activities utilizing its RNAi therapeutic platform, conducting clinical trials for its first lead therapeutic candidate, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and larger biotechnology companies.

On March 6, 2013, RXi entered into a Securities Purchase Agreement (the “SPA”) pursuant to which RXi agreed to issue a total of 3,765,230 shares of common stock at a price of $4.35 per share (after giving effect to the reverse stock split effected on July 23, 2013, described below). The gross proceeds from the offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs of the offering, were approximately $15.7 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations, including the planned Phase 2 program for RXI-109, into the second quarter of fiscal 2015.

On July 18, 2013, the Board of Directors of the Company approved a 1-for-30 reverse stock split of the Company’s outstanding common stock, which was effected on July 23, 2013. Stockholders who would have otherwise been entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Series A Preferred Stock were proportionately reduced and the respective conversion prices were proportionately increased. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, if ever. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, terminate the Company’s operations or seek to merge with or to be acquired by another company.

Basis of Presentation

Historical financial information from the period January 1, 2003 through September 23, 2011 included in the Condensed Statements of Operations and Cash Flows for the cumulative period from inception (January 1, 2003) through September 30, 2013, has been “carved out” of the financial statements of Galena and the Predecessor for such periods. Such financial information is limited to Galena’s RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to Galena’s cancer therapy activities. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

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

Short-term Investments

The Company’s short-term investments consist of certificates of deposit with original maturities ranging from 6 months to 1 year.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2013	2012
Options to purchase common stock	2,556,269	2,128,266
Common stock underlying Series A and Series A-1 Preferred Stock	23,986,054	23,338,677
Warrants to purchase common stock	4,615	4,615

Total	26,546,938	25,471,558

Comprehensive Loss

The Company’s net loss is equal to its comprehensive loss for all periods presented.

2. Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

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

The Company categorized its cash equivalents and short-term investments as Level 2 hierarchy. The valuation for Level 2 was determined based on data points that are observable, such as quoted prices, interest rates and yield curves. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,500	$—	$4,500	$—
Restricted cash	53	53	—	—
Short-term investments	9,000	—	9,000	—

Total assets	$13,553	$53	$13,500	$—

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$53	$53	$—	$—

Total assets	$53	$53	$—	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash, short-term investments, accounts payable, and capital leases approximate their fair values due to their short-term nature.

3. Preferred Stock

The Company has authorized up to 10,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The Company’s Board of Directors is authorized under the Company’s Amended and Restated Articles of Incorporation, to designate the authorized preferred stock into one or more series and to fix and determine such rights, preferences, privileges and restrictions of any series of preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s Board of Directors upon its issuance.

Series A Preferred Stock

At September 30, 2013, 15,000 shares of Series A Preferred Stock, $0.0001 par value per share, were authorized for issuance. The following table summarizes the Series A Preferred Stock activity for the nine months ended September 30, 2013:

Issued and Outstanding at January 1, 2013	9,726
Conversions of Series A Preferred Stock into common stock	(396)
Exchange of Series A Preferred Stock into Series A-1 Preferred Stock (as discussed below)	(2,000)
Dividends issued on Series A Preferred Stock	491

Issued and Outstanding at September 30, 2013	7,821

Issuance

On April 27, 2012, upon the completion of the planned spinoff from Galena, the Company issued 9,500 shares of Series A Preferred Stock to Tang Capital Partners, L.P. (“TCP”) and RTW Investments, LLC. Upon the issuance of the Series A Preferred Stock, the Series A Preferred Stock was first assessed under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and it was determined that it was not within the scope of ASC 480, therefore, the Series A Preferred Stock was not considered a liability under ASC 480. The Series A Preferred Stock was then assessed under FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative mandatory dividends at the rate per share of seven percent (7%) of the face amount ($1,000 per share) per annum, payable quarterly on each March 31, June 30, September 30 and December 31. Dividends shall be payable in additional shares of Series A Preferred Stock valued for this purpose at the face amount. In the event there are not sufficient authorized Series A Preferred Shares available to pay such a dividend, the dividend shall instead accrete to and increase the value of the outstanding Series A Preferred Stock. The fair value of the Series A Preferred Stock dividend, which is included in the Company’s net loss applicable to common shareholders, is calculated by multiplying the number of common shares that a preferred holder would receive upon conversion by the closing price of the Company’s common stock on the dividend payment date.

The following table summarizes the fair value of the Series A Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fair value of Series A Preferred Stock dividends	$1,285	$1,277	$7,231	$2,397

Total fair value of Series A Preferred Stock dividends	$1,285	$1,277	$7,231	$2,397

Liquidation Preference

The “Liquidation Preference” with respect to a share of Series A Preferred Stock means an amount equal to the face amount of the shares plus all accrued and unpaid dividends on the Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares). In the event of a liquidation, dissolution, or winding up, whether voluntary or involuntary, no distribution shall be made to the holders of any shares of capital stock of the Corporation (other than Senior Securities pursuant to the rights, preferences and privileges thereof) unless prior thereto the holders of shares of Series A Preferred Stock have received the Liquidation Preference with respect to each share then outstanding.

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

For the three months ended September 30, 2013 and 2012, 101 and 14 shares of Series A Preferred Stock were converted into 244,975 and 34,125 shares of common stock, respectively.

For the nine months ended September 30, 2013 and 2012, 396 and 208 shares of Series A Preferred Stock were converted into 964,057 and 507,014 shares of common stock, respectively.

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

Series A-1 Preferred Stock

At September 30, 2013, 5,000 shares of Series A-1 Preferred Stock, $0.0001 par value per share, were authorized for issuance. The following table summarizes the Series A-1 Preferred Stock activity for the nine months ended September 30, 2013:

Issued and Outstanding at January 1, 2013	—
Exchange of Series A Preferred Stock into Series A-1 Preferred Stock	2,000
Dividends issued on Series A-1 Preferred Stock	19

Issued and Outstanding at September 30, 2013	2,019

Exchange Transaction

On August 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with TCP pursuant to which TCP agreed to exchange a total of 2,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock. The terms of the Series A-1

Preferred Stock are identical in all respects to the Series A Preferred Stock, other than the elimination of cash penalties that would potentially be due and payable upon the failure of the Company to have enough shares of common stock available to permit the conversion of Series A-1 Preferred Stock into common stock. The exchange transaction was recognized as a decrease of $2,000,000 in Series A Preferred Stock and a corresponding increase of $2,000,000 in Series A-1 Preferred Stock, which represents the face value of the shares exchanged.

Upon the issuance of the Series A-1 Preferred Stock, the Series A-1 Preferred Stock was first assessed under ASC 480 and it was determined that it was not within the scope of ASC 480; therefore, the Series A-1 Preferred Stock was not considered a liability under ASC 480. The Series A-1 Preferred Stock was then assessed under ASC 815.

The Series A-1 Preferred Stock is convertible into common stock at the holders’ option, subject to the terms of the Certificate of Designations. This embedded feature meets the definition of a derivative. The Company believes that the Series A-1 Preferred Stock is an equity host for the purposes of assessing the embedded conversion option for potential bifurcation. The Company concluded that the conversion option feature is clearly and closely related to the preferred stock host. As such, the conversion feature did not require bifurcation under ASC 815.

The Company has recorded the Series A-1 Preferred Stock in permanent equity as the Company is not required to effect a net cash settlement in the instance that the Company does not have enough shares of common stock available to permit the conversion of Series A-1 Preferred Stock into common stock.

Dividends

Holders of Series A-1 Preferred Stock are entitled to receive cumulative mandatory dividends at the rate per share of seven percent (7%) of the face amount ($1,000 per share) per annum, payable quarterly on each March 31, June 30, September 30 and December 31. Dividends shall be payable in additional shares of Series A-1 Preferred Stock valued for this purpose at the face amount. In the event there are not sufficient authorized Series A-1 Preferred Shares available to pay such a dividend, the dividend shall instead accrete to and increase the value of the outstanding Series A-1 Preferred Stock. The fair value of the Series A-1 Preferred Stock dividend, which is included in the Company’s net loss applicable to common shareholders, is calculated by multiplying the number of common shares that a preferred holder would receive upon conversion by the closing price of the Company’s common stock on the dividend payment date.

The following table summarizes the fair value of the Series A-1 Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fair value of Series A-1 Preferred Stock dividends	$162	$—	$162	$—

Total fair value of Series A-1 Preferred Stock dividends	$162	$—	$162	$—

Liquidation Preference

The “Liquidation Preference” with respect to a share of Series A-1 Preferred Stock means an amount equal to the face amount of the shares plus all accrued and unpaid dividends on the Series A-1 Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares). In the event of a liquidation, dissolution, or winding up, whether voluntary or involuntary, no distribution shall be made to the holders of any shares of capital stock of the Corporation (other than Senior Securities pursuant to the rights, preferences and privileges thereof) unless prior thereto the holders of shares of Series A-1 Preferred Stock have received the Liquidation Preference with respect to each share then outstanding. The liquidation preference of the Series A Preferred Stock is pari passu with the liquidation preference of the Series A-1 Preferred Stock.

Conversion

Each holder of shares of Series A-1 Preferred Stock may, at any time and from time to time, convert each of its shares into a number of fully paid and non-assessable shares of common stock at the defined conversion rate. Initially, each share of Series A-1 Preferred Stock is convertible into 2,437.57 shares of common stock. In no event shall any holder of shares of Series A-1 Preferred Stock have the right to convert shares of Series A-1 Preferred Stock into shares of common stock to the extent that such issuance or sale or right to effect such conversion would result in the holder or any of its affiliates together beneficially owning more than 9.999% of the then issued and outstanding shares of common stock.

If, at any time, the number of outstanding shares of common stock is increased by a stock split, stock dividend, combination, reclassification or other similar event (in each case, whether by merger or otherwise), then the conversion price shall be proportionately reduced. If the number of outstanding shares of common stock is decreased by a reverse stock split, combination or reclassification of shares, or other similar event (in each case, whether by merger or otherwise), then the conversion price shall be proportionately increased. Holders of Series A-1 Preferred Stock are also entitled to adjustments to the conversion price and other rights in the event of a merger, change of control and other defined events.

No shares of Series A-1 Preferred Stock were converted into common stock during the three and nine months ended September 30, 2013.

Voting

The holders of Series A-1 Preferred Stock do not have any right to elect directors and have only limited voting rights, which consist primarily of the right to vote under certain protective provisions set forth in the Certificate of Designations, regarding: (i) any proposed amendment to the Series A-1 Preferred Stock or its right and preferences; and (ii) any proposed “Deemed Liquidation Event” as defined in the Certificate of Designations.

4. Stock-Based Compensation

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

Stock-Based Compensation

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants issued in the three and nine month periods ended September 30, 2013 and 2012, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average risk-free interest rate	1.75%	1.57%	1.26%	0.94%
Weighted average expected volatility	107.30%	115.20%	76.27%	88.70%
Weighted average expected lives (years)	6.25	10.00	5.93	6.05
Weighted average expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three month periods ended September 30, 2013 and 2012 was $4.24 and $4.20, respectively. The weighted average fair value of options granted during the nine month periods ended September 30, 2013 and 2012 was $4.05 and $2.10, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the period January 1, 2013 to September 30, 2013:

	Total Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	2,128,266	$3.00
Granted	430,003	6.16
Exercised	(2,000)	2.55
Cancelled	—	—

Outstanding at September 30, 2013	2,556,269	$3.47

Options exercisable at September 30, 2013	873,809	$3.13

Employee Stock Purchase Plan

On June 7, 2013, the Compensation Committee approved an employee stock purchase plan (“ESPP”), subject to the approval of the Company’s stockholders within twelve months of the date the ESPP was adopted. The ESPP allows employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two semi-annual purchase dates. The purchase price is equal to 90% of the market value per share on either (a) the date of grant of a purchase right under the ESPP or (b) the date on which such purchase right is deemed exercised, whichever is lower. The maximum number of shares available for issuance pursuant to the ESPP is equal to the lesser of: (a) 50,000 shares, increased on each anniversary of the adoption of the ESPP by one percent (1%) of the total shares of stock then outstanding, and (b) 113,333 shares.

With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period. The fair value of each ESPP purchase was estimated on the date of the grant using the Black-Scholes option-pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The risk-free interest rate used was based upon the prevailing short-term interest rates. The Company’s expected volatility is based upon the volatility of a composition of comparable companies for the expected term. The expected life assumption was based upon the purchase period and the dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The following assumptions were used to value the shares under the ESPP for the three and nine month periods ended September 30, 2013:

Weighted average risk-free interest rate	0.09%
Weighted average expected volatility	88.68%
Weighted average expected lives (years)	0.50
Weighted average expected dividend yield	0.00%

Total stock-based compensation expense under our ESPP was $5,100 for the three and nine months ended September 2013, respectively.

As of September 30, 2013, an aggregate of 50,000 shares of common stock were authorized and available for issuance under the ESPP.

Predecessor (RNAi) Stock-Based Compensation

Stock-based compensation expense prior to the completion of the spinoff from Galena on April 27, 2012 was allocated to the carved out financial statements based on an estimate of time spent by Galena employees, board members, scientific advisory board members and outside consultants on RXi related matters. Galena options held by current RXi employees were cancelled at the date of the completion of the spin-off except for options to purchase an aggregate of 477,191 shares of Galena common stock. The Company will continue to recognize stock compensation expense on the non-cancelled options as they vest. Under the terms of the option awards, these options will continue to vest as long as the individuals are employed by RXi. As of September 30, 2013, 468,941 options remain outstanding with a range of exercise prices from $0.65 to $7.50.

Of the total stock-based compensation expense recorded by RXi, approximately $3,200 and $13,800 related to options issued by Galena for the three months ended September 30, 2013 and 2012, respectively.

Of the total stock-based compensation expense recorded by RXi, approximately $10,000 and $260,000 related to options issued by Galena for the nine months ended September 30, 2013 and 2012, respectively.

5. Common Stock

Common Stock Issuances

On March 1, 2013, the Company entered into an asset purchase agreement with OPKO Health, Inc. (“OPKO”) pursuant to which RXi acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other related assets. Upon the close of the asset purchase agreement with OPKO on March 12, 2013, the Company issued to OPKO 1,666,666 shares of common stock. Under the asset purchase agreement, the Company will make, if applicable, up to $50 million per product in development and commercialization milestones for the successful development and commercialization of products utilizing the acquired OPKO intellectual property. In addition, if applicable, upon commercialization of these products the Company will make royalty payments to OPKO.

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

On March 6, 2013, the Company entered into a SPA, pursuant to which the Company agreed to issue a total of 3,765,230 shares of common stock at a price of $4.35 per share (the “March 2013 Offering”). The gross proceeds from the March 2013 Offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs, were approximately $15.7 million. The Company intends to use the proceeds from the March 2013 Offering for general corporate purposes, including the advancement of the RXI-109 program, research and development and general and administrative expenses.

6. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2013 up through the date these financial statements were issued. The Company did not have any material recognizable or unrecognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation. All references to “Galena” refer to Galena Biopharma, Inc. and Apthera, Inc., Galena’s wholly owned subsidiary.

This management’s discussion and analysis of financial condition as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 29, 2013.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “intends,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109 and our other product candidates; the timing and future success of our clinical trials with RXI-109; the timing for the commencement and completion of clinical trials; and our ability to implement cost-saving measures; our ability to successfully list our securities on a national securities exchange and statements about other future expectations. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with RXI-109 may not be successful in evaluating the safety and tolerability of RXI-109 or providing preliminary evidence of the reduction of formation of surgical scars; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with RXI-109; general economic conditions; and those identified in our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors,” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

Overview

We are a biotechnology company focused on discovering, developing and commercializing innovative therapies based on our proprietary, next-generation RNAi platform. Therapeutics that use RNAi have great promise because of their ability to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. Prior to September 8, 2011, our business was operated as an unincorporated division within Galena, our former parent company. We were incorporated in Delaware as a wholly owned subsidiary of Galena on September 8, 2011 in preparation for our planned spinoff from Galena, which was completed on April 27, 2012. Since that date, we have operated as an independent, publicly traded company.

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

Our lead clinical product candidate is RXI-109, a self-delivering RNAi compound (sd-rxRNA®) being developed for the reduction of dermal scarring following planned surgeries. RXI-109 is designed to reduce the expression of CTGF, a critical regulator of several biological pathways involved in scarring and fibrotic diseases. RXI-109 is being developed to prevent or reduce dermal scarring following surgery or trauma, as well as for the management of hypertrophic scars and keloids.

In June 2012, we initiated our first clinical trial of RXI-109, known as Study 1201. Study 1201 was designed to evaluate the safety and tolerability of several single-dose levels of RXI-109 in humans. Study 1201 enrolled fifteen subjects in a single-center, randomized, single-dose, double-blind, ascending dose, within-subject controlled study of RXI-109 for the treatment of incision scars, during which single, intradermal injections of escalating doses were administered. Subjects received an injection of RXI-109 in two separate areas on the abdomen and placebo injections in two other areas of the abdomen. RXI-109 was well tolerated by intradermal injection. No serious local or systemic side effects were observed in the subjects at any of the doses administered, and maximum peak systemic exposure after intradermal administration was assessed at approximately 5% of the total dose administered. In this study, RXI-109 has shown excellent safety and tolerability with ascending single doses and showed that RXI-109 significantly reduced the expression of CTGF protein in the wound area in a dose dependent manner 84 days after a single dose, suggesting a potent and long lasting effect on this key biomarker for abnormal scarring.

In December 2012, we initiated a second Phase 1 clinical trial with RXI-109, known as Study 1202. Study 1202 was designed to evaluate the safety and tolerability of multi-dose administration of RXI-109 in healthy volunteers, including an evaluation of surrogate end points of clinical efficacy. In the first part of Study 1202, nine subjects (3 cohorts of 3 subjects each) were enrolled in a single-center, randomized, multi-dose, double-blind, ascending dose, within-subject controlled study of RXI-109 for the treatment of incision scars, during which subjects received intradermal injections of RXI-109. Subjects received injections of RXI-109 in four separate areas of the abdomen and placebo injections in four other areas of the abdomen, all of which were administered on multiple occasions over multiple weeks. In this study, multiple intradermal injections were well tolerated at all doses, and treatment with RXI-109 resulted in dose dependent silencing of CTGF mRNA in the treated areas, determined from samples collected 3 days after the last dose. The second part of Study 1202 enrolled an additional six subjects (2 cohorts of 3 subjects each) during which subjects received injections of RXI-109 in four separate areas of the abdomen and placebo injections in four other areas of the abdomen. This second part of the study included a higher dose level and an alternative dosing program. The second part of Study 1202 is currently ongoing and is expected to be completed by the end of 2013.

In the fourth quarter of 2013, we expect to initiate Phase 2 clinical trials in which RXI-109 is administered following scar revision surgery.

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

While focusing our efforts on our RXI-109 development program, we also intend to continue to advance additional development programs both on our own and through collaborations with academic and corporate third parties. Current programs in the discovery and preclinical stages include a Small Business Innovation Research grant to evaluate and develop sd-rxRNAs® as potential therapeutics for the treatment of retinoblastoma and a collaboration evaluating the potential to use a CTGF-targeting sd-rxRNA® as a therapeutic to reduce or inhibit retinal scarring, which often occurs as a consequence of some retinal diseases and following retinal detachment.

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

On July 18, 2013, the Board of Directors of the Company approved a 1-for-30 reverse stock split of the Company’s outstanding common stock, which was effected on July 23, 2013. Stockholders who would otherwise have been entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Series A Preferred Stock were proportionately reduced and the respective conversion prices were proportionately increased. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$92	$57	$370	$57
Research and development expenses	(1,229)	(1,214)	(16,213)	(9,314)
General and administrative expenses	(934)	(539)	(2,588)	(2,006)
Operating loss	(2,071)	(1,696)	(18,431)	(11,263)
Net loss	(2,059)	(1,644)	(18,417)	(11,168)
Net loss applicable to common stockholders	$(3,506)	$(2,921)	$(25,810)	$(23,065)

Revenues

We generate revenues through government grants. The following table summarizes our total revenues from government grants, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Grant revenues	$92	$57	$370	$57

Total revenues	$92	$57	$370	$57

Total revenues were approximately $92,000 for the three months ended September 30, 2013, compared with $57,000 for the three months ended September 30, 2012. The increase of $35,000 was due to the recognition of work completed on government grants during the three months ended September 30, 2013 as compared with the same period in the prior year.

Total revenues were approximately $370,000 for the nine months ended September 30, 2013, compared with $57,000 for the nine months ended September 30, 2012. The increase of $313,000 was due to the recognition of work completed on the Company’s government grants during the year. Work increased on the grants during the nine months ended September 30, 2013 as two of the Company’s three grants had project end dates in 2013.

We also had $147,000 of deferred revenue at September 30, 2013, which consists of receipt of grant awards from the government, but which we have not yet recognized, pursuant to our revenue recognition policies, as the work has not been completed.

For the foreseeable future, we expect our revenue to continue to be derived primarily from government grants.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development expenses	$1,229	$1,214	$16,213	$9,314
General and administrative expenses	934	539	2,588	2,006

Total operating expenses	$2,163	$1,753	$18,801	$11,320

Research and Development Expenses

Research and development expenses consist primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board (“SAB”) members, as well as clinical trial costs, licensing fees, patent prosecution costs and the cost of lab supplies used in our research and development programs. We expect research and development expenses to increase as we expand our discovery, development and clinical activities.

Total research and development expenses were approximately $1,229,000 for the three months ended September 30, 2013, compared with $1,214,000 for the three months ended September 30, 2012. The increase of $15,000, or 1.2%, was due to an increase of $35,000 in employee stock-based compensation expense offset by a decrease of $5,000 in research and development expenses and $15,000 in non-employee stock-based compensation expense related to changes in the fair value of stock options.

Total research and development expenses were approximately $16,213,000 for the nine months ended September 30, 2013, compared with $9,314,000 for the nine months ended September 30, 2012. The increase of $6,899,000, or 74%, was primarily due to an increase of $6,077,000 in expense related to the fair value of common stock issued in exchange for patent and technology rights, $408,000 in employee stock-based compensation expense, and $485,000 in research and development expenses related to the Company’s two Phase 1 clinical trials offset by a decrease of $71,000 in non-employee stock-based compensation related to the changes in the fair value of stock options.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporate expenses.

General and administrative expenses were approximately $934,000 for the three months ended September 30, 2013, compared with $539,000 for the three months ended September 30, 2012. The increase of $395,000, or 73%, was primarily due to an increase of $132,000 in employee stock-based compensation expense and $263,000 in general and administrative expenses due to legal fees as a result of the Company’s reverse split and an increase in personnel headcount resulting in increased expenses and an increase in board fees as compared with the same period in the prior year.

General and administrative expenses were approximately $2,588,000 for the nine months ended September 30, 2013, compared with $2,006,000 for the nine months ended September 30, 2012. The increase of $582,000, or 29%, was primarily due to an increase of $498,000 in employee stock-based compensation expense and $97,000 in general and administrative expense due to an increase in personnel headcount, an increase in board members resulting in increased board fees and an increase in legal fees as a result of the Company’s corporate transactions during the year offset by a decrease of $13,000 related to the fair value of common stock warrants issued in exchange for services.

Interest Income (Expense)

The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high of a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Interest income was $10,000 for the three months ended September 30, 2013, compared with interest expense of $1,000 for the three months ended September 30, 2012. The increase of $11,000 was primarily due to interest received on the Company’s cash equivalents and short-term investments.

Interest income was $14,000 for the nine months ended September 30, 2013, compared with interest expense of $29,000 for the nine months ended September 30, 2012. The increase of $43,000 was primarily due to interest received on the Company’s cash equivalents and short-term investments and a decrease in interest expense related to bridge notes funded by the Series A Preferred Stock holders. The bridge notes were converted into shares of Series A Preferred Stock at the completion of the spinout from Galena in the second quarter of 2012.

Series A and Series A-1 Preferred Stock Accretion and Dividends

The following table summarizes our Series A and Series A-1 Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Accretion of Series A and Series A-1 Preferred Stock	$—	$—	$—	$9,500
Series A and Series A-1 Preferred Stock dividends	1,447	1,277	7,393	2,397

Accretion of Series A and Series A-1 Preferred Stock and dividends	$1,447	$1,277	$7,393	$11,897

Accretion of Series A and Series A-1 Preferred Stock and dividends was approximately $1,447,000 for the three months ended September 30, 2013, compared with $1,277,000 Series A and Series A-1 Preferred Stock accretion and dividends for the three months ended September 30, 2012. The increase of $170,000 is due to an increase in the Company’s closing common stock price on the dividend payment dates, which is used to calculate the fair value of the Series A and Series A-1 Preferred Stock.

Accretion of Series A and Series A-1 Preferred Stock and dividends was approximately $7,393,000 for the nine months ended September 30, 2013, compared with $11,897,000 Series A and Series A-1 Preferred Stock accretion and dividends for the nine months ended September 30, 2012. The decrease of $4,504,000 is primarily due to the one-time charge of $9,500,000 related to the beneficial conversion feature of the Series A Preferred Stock holders during the same period in the prior year offset by an increase of $4,996,000 in Series A and Series A-1 Preferred Stock dividends due to an increase in the Company’s closing common stock price on the dividend payment dates, which is used to calculate the fair value of the Series A and Series A-1 Preferred Stock.

The rights and preferences of the Series A and Series A-1 Preferred Stock and the calculation of the dividend payable are described further in Note 3 of the financial statements.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $15.8 million as of September 30, 2013, compared with approximately $5.1 million as of December 31, 2012. On April 27, 2012, the Company completed its spinoff from Galena and issued 9,500 shares of Series A Preferred Stock upon the conversion of approximately $1.0 million in principal and accrued interest under bridge notes outstanding and the receipt of approximately $8.5 million under the Series A Stock Purchase Agreement. At the closing of the spin-off transaction, RXi paid $400,000 in total to reimburse transaction-related expenses.

On March 6, 2013, RXi entered into a SPA pursuant to which RXi agreed to issue 3,765,230 shares of common stock at a price of $4.35 per share (after giving effect to the reverse stock split effected on July 23, 2013). The gross proceeds from the offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs, were approximately $15.7 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations, including the planned Phase 2 program for RXI-109, into fiscal 2015.

We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, if ever. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, terminate the Company’s operations or seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $4,909,000 for the nine months ended September 30, 2013, compared with $3,912,000 for the nine months ended September 30, 2012. The increase of approximately $997,000 related primarily to the net loss of $18,417,000 for the nine months ended September 30, 2013 as compared to $11,168,000 for the same period in the prior year, as described above, as adjusted for non-cash items to arrive at the net cash used in operating activities. The non-cash items adjusted for the nine months ended September 30, 2013 was approximately $13,834,000, compared with $6,961,000 for the nine months ended September 30, 2012. The increase of $6,873,000 from the same period in the prior year is primarily related to an increase of $6,077,000 related to the fair value of common stock issued for patent and technology rights and $835,000 in stock-based compensation expense.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $9,010,000 for the nine months ended September 30, 2013, compared with $14,000 provided by investing activities for the nine months ended September 30, 2012. The increase of approximately $8,996,000 was primarily due to the purchase of short-term investments during the second quarter of 2013.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $15,639,000 for the nine months ended September 30, 2013, compared with $9,673,000 for the nine months ended September 30, 2012. The increase of $5,966,000 was primarily due to the net proceeds of $15,651,000 received from the issuance of common stock during the nine months ended September 30, 2013 as compared with net proceeds of $8,500,000 received from the issuance of Series A Preferred Stock and $500,000 received from the issuance of convertible notes payable for the same period in 2012.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing, other than operating leases.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Dr. Geert Cauwenbergh, our Chief Executive Officer and acting Chief Financial Officer (the “Certifying Officer” ), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officer has concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September  30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of September 30, 2013 and December 31, 2012; (2) Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the cumulative period from January 1, 2003 (inception) to September 30, 2013; (3) Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity for the period from December 31, 2012 to September 30, 2013; (4) Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the cumulative period from January 1, 2003 (inception) to September 30, 2013; and (5) Notes to Condensed Financial Statements (Unaudited).*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and Chief Financial Officer

Date: November 14, 2013