Form 10-K
period 2013-12-31
RXi Pharmaceuticals Corp
filed 2014-03-28
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-54910

RXi PHARMACEUTICALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-3215903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 West Park Drive, Suite 210 Westborough, Massachusetts 01581

(Address of principal executive offices and Zip Code)

(508) 767-3861

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $0.0001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock as reported on OTCQX on June 30, 2013, was approximately $46,177,173. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2014, RXi Pharmaceuticals Corporation had 13,373,239 shares of common stock, $0.0001 par value, outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III in this Form 10-K.

RXI PHARMACEUTICALS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2013

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “intends,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109 and our other product candidates; the future success of our clinical trials with RXI-109; the timing for the commencement and completion of clinical trials; the future success of our strategic partnerships; and our ability to implement cost-saving measures. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with RXI-109 may not be successful in evaluating the safety and tolerability of RXI-109 or providing evidence of increased surgical scar reduction compared to placebo; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with RXI-109; general economic conditions; and those identified in this Annual Report on Form 10-K under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Annual Report on Form 10-K speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a biotechnology company focused on discovering, developing and commercializing innovative therapies based on our proprietary, next-generation RNA interference (“RNAi”) platform. Therapeutics that use RNAi have great promise because of their ability to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. Prior to September 2011, our business was operated as an unincorporated division within our former parent company. We were incorporated in Delaware as a wholly owned subsidiary of our former parent company on September 8, 2011 in preparation for our planned spin-off, which was completed on April 27, 2012. Since that date, we have operated as an independent, publicly traded company.

By utilizing the expertise in RNAi and the comprehensive RNAi platform that we have established, we believe that we have discovered and will be able to discover and develop lead compounds and progress them into and through clinical development for potential commercialization. Our proprietary therapeutic platform is comprised of novel RNAi compounds, referred to as rxRNA® compounds, that are distinct from, and we believe convey significant advantages over, conventional siRNA (conventionally-designed “small interfering RNA” compounds), and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs. We have developed a number of unique forms of rxRNA compounds, all of which have been shown to be highly potent both in vitro and in preclinical in vivo models. These RNAi compounds include rxRNAori® and sd-rxRNA®, or “self-delivering” RNA. Based on our research, we believe that these different, novel siRNA configurations have various potential advantages for therapeutic use. These potential advantages include high potency, increased resistance to nucleases and modifications to eliminate off-target effects, and, in the case of the sd-rxRNA compounds, access to cells and tissues with no additional formulation required, and, hence, reduced cell toxicity, which is known to be an issue with unmodified siRNAs.

Our Therapeutic Pipeline

The following is a summary of our therapeutic development programs.

RXI-109 Clinical Development Program

Our lead clinical product candidate is RXI-109, a self-delivering RNAi compound (sd-rxRNA) being developed for the reduction of dermal scarring. RXI-109 is designed to reduce the expression of connective tissue growth factor (“CTGF”), a critical regulator of several biological pathways involved in scarring and fibrotic diseases. RXI-109 is being developed to prevent or reduce dermal scarring following surgery or trauma, as well as for the management of hypertrophic scars and keloids.

        In June 2012, we initiated our first clinical trial of RXI-109, known as Study 1201. Study 1201 was designed to evaluate the safety and tolerability of several single-dose levels of RXI-109 in humans. Study 1201 enrolled fifteen subjects in a single-center, randomized, single-dose, double-blind, ascending dose, within-subject controlled study of RXI-109 for the treatment of incision scars, during which single, intradermal injections of escalating doses were administered. Subjects received an injection of RXI-109 in two separate areas on the abdomen and placebo injections in two other areas of the abdomen, followed by a small incision at each injection site. RXI-109 was well tolerated by intradermal injection. No serious local or systemic side effects were observed in the subjects at any of the doses administered, and maximum systemic exposure after intradermal administration was assessed at approximately 5% of the total dose administered. In this study, RXI-109 showed excellent safety and tolerability with ascending single doses and significantly reduced the expression of CTGF protein in the wounded area in a dose-dependent manner 84 days after a single dose, suggesting a potent and long lasting effect on this key biomarker for abnormal scarring.

In December 2012, we initiated a second Phase 1 clinical trial with RXI-109, known as Study 1202. Study 1202 was designed to evaluate the safety and tolerability of multi-dose administration of RXI-109 in healthy volunteers, including an evaluation of surrogate end points of clinical efficacy. In total, Study 1202 enrolled fifteen subjects (5 cohorts of 3 subjects each) in a single-center, randomized, multi-dose, double-blind, ascending dose, within-subject controlled study of RXI-109 for the treatment of incision scars. Eight small skin incisions were made in their abdomen and subjects received treatment with RXI-109 at the four incision sites on one side of the abdomen and placebo treatment at the four incision sites on the other side of the abdomen. Treatments were given by three intradermal injections over a 2-week period. Subjects were monitored for safety and local and systemic effects over a total study period of 84 days. Multiple dermal injections were well tolerated at all dose levels. Treatment with RXI-109 demonstrated a trend for dose-dependent silencing of CTGF mRNA in the treated areas, resulting in 43-50% reduction of CTGF mRNA levels compared to the placebo when measured three days after the last dose. In one of two highest-dose cohorts, the dosing period was delayed by two weeks after the incisions were made. No additional benefit was seen on mRNA reduction.

Based on the safety profile shown in our two Phase 1 clinical trials, we initiated a Phase 2 clinical trial for RXI-109 in November 2013 known as Study 1301. In this study, patients with a long hypertrophic scar in the lower abdominal area are eligible to receive scar revision surgery and subsequent treatment with RXI-109 in one of two treatment regimens. Patients will receive RXI-109 and placebo on a blinded basis at the distal ends of their revised scar, leaving a central untreated section of the scar. Each patient’s revised scar area will provide the opportunity to compare the appearance of the revised areas after treatment with RXI-109 or placebo or when left untreated. This design allows for intra-subject comparison of the three revised scar segments, thereby increasing the power of the study.

In 2014, we expect to initiate two additional Phase 2 studies. The first additional Phase 2 study will evaluate the effect of RXI-109 on the recurrence of keloids after keloid revision surgery and the second additional Phase 2 study will evaluate the effect of RXI-109 on suppressing recurrence of hypertrophic scars after bilateral scar revision surgery in the breast area.

As there are currently no Food and Drug Administration (“FDA”)-approved drugs to prevent scar formation, a therapeutic of this type could have great benefit for trauma and surgical patients, as a treatment during the surgical revision of existing unsatisfactory scars, and in the treatment, removal and inhibition of keloids (scars that extend beyond the original skin injury).

Other Development Programs

While focusing our efforts on our RXI-109 development program, we also intend to continue to advance additional development programs both on our own and through collaborations with academic and corporate third parties. On March 1, 2013, we entered into an asset purchase agreement with OPKO Health, Inc. (“OPKO”) pursuant to which we acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other related assets (the “OPKO Asset Purchase”).

Current programs in the discovery and preclinical stages include:

•	a Small Business Innovation Research (“SBIR”) grant to evaluate and develop sd-rxRNAs as potential therapeutics for the treatment of retinoblastoma;

•	a collaboration evaluating the potential to use a CTGF-targeting sd-rxRNA as a therapeutic to reduce or inhibit retinal scarring, which often occurs as a consequence of some retinal diseases and following retinal detachment; and

•	a discovery program to identify potential sd-rxRNA lead compounds and targets from the RNAi-related assets acquired from OPKO, which are at an early stage of development.

Future Applications of RXI-109

Overexpression of CTGF is implicated in dermal scarring and fibrotic disease, and because of this, we believe that RXI-109 or other CTGF-targeting RNAi compounds may be able to treat other fibrotic indications, including pulmonary fibrosis, liver fibrosis, acute spinal injury, ocular scarring, joint fibrosis and vascular restenosis. If the current clinical trials of RXI-109 produce successful results in dermal anti-scarring, we may explore opportunities in these additional indications, as well as other possible dermatology applications (e.g., cutaneous scleroderma).

Market Opportunity

There are currently no FDA-approved therapeutics in the United States for the treatment and prevention of scars in the skin. However, there are over 42 million procedures in the United States each year that could potentially benefit from a therapeutic treatment that could successfully reduce or prevent scarring; thus, the market potential is quite large. In addition to cosmetic and reconstructive surgeries, medical interventions which could incorporate an anti-scarring agent include scarring that results from trauma, surgery or burns (especially relating to raised or hypertrophic scarring or contracture scarring), surgical revision of existing unsatisfactory scars, and in the treatment, removal and inhibition of keloids (scars which extend beyond the original skin injury).

In November 2013, we signed a distribution agreement with Ethicor Ltd. (“Ethicor”), a UK-based unlicensed medicinal products (“Specials”) pharmaceutical company. The agreement provides Ethicor with the distribution rights to RXI-109 in the European Union, with the possibility to negotiate in the future to extend such rights to other regions of the world, excluding the United States, Canada and Mexico. If approved for commercialization, Ethicor will pay us a double-digit percentage of any gross profits from its sales of RXI-109. Ethicor’s distribution rights continue until the agreement is terminated; provided, however, that should we obtain marketing authorization for RXI-109 in any of the countries covered by the agreement, we have the option to terminate the agreement with respect to each such country in which marketing authorization has been obtained. Under the European medicines legislation (Directive 2001/83/EC, Article 5(1)), we expect that Ethicor will be able to supply, prior to regulatory approval, RXI-109 as a “Special” drug. A “Special” drug may be requested by an authorized health-care professional to meet the special needs of an individual patient under their direct responsibility. The collaboration is important for health-care professionals and patients who can get safe controlled early access to a development drug and is a significant milestone for the Company, not only in possible early revenue, but as increased exposure to RXI-109 may be key in accelerating the development of our drug.

Reverse Stock Split

On July 23, 2013, we effected a 1-for-30 reverse stock split of our outstanding common stock in connection with a listing of our common stock on the NASDAQ Capital Market. Stockholders who would otherwise have been entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Series A convertible preferred stock (“Series A Preferred Stock”) were proportionately reduced and the respective conversion prices were proportionately increased. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Recent Business Developments

During 2013 and in the first quarter of 2014, we announced several important developments that are outlined below.

•	In March 2013, we entered into an asset purchase agreement with OPKO pursuant to which we have acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other assets.

•	In March 2013, we raised approximately $16.4 million in a financing led by OPKO Health, Inc. and Frost Gamma Investments Trust, a trust controlled by Phillip Frost, M.D., as described more fully below.

•	In April 2013, we appointed two independent directors to our Board of Directors, Mr. Paul Dorman and Dr. Curtis Lockshin.

•	In June 2013, our common stock began trading on the OTCQX tier of the OTC Markets Group Inc.

•	In June 2013, we announced that Study 1201 did not cause significant side effects or toxicities and showed that RXI-109 significantly reduced the expression of CTGF protein in the wound area in a dose-dependent manner 84 days after a single dose.

•	In July 2013, we announced that multiple injections of RXI-109 were well tolerated with minimal and mild side effects in Study 1202. The treatment of RXI-109 in this study resulted in dose-dependent silencing of CTGF mRNA in the treated areas 3 days after the last dose.

•	In July 2013, we completed a 1-for-30 reverse stock split of our outstanding common stock, which was effected on July 23, 2013.

•	In July 2013, we applied to NASDAQ for approval to move the listing of our common stock from the OTCQX marketplace to The NASDAQ Capital Market.

•	In August 2013, we entered into an exchange agreement with Tang Capital Partners, L.P. (“TCP”) pursuant to which TCP exchanged a total of 2,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”) for the purpose of increasing stockholders’ equity in support of the Company’s efforts to list its common stock on the NASDAQ Capital Market.

•	In November 2013, we signed a distribution agreement with Ethicor. The agreement provides Ethicor with the distribution rights to RXI-109 in the European Union, with the possibility to negotiate in the future to extend such rights to other regions of the world, excluding the United States, Canada and Mexico. Should we obtain marketing authorization for RXI-109 in any of the countries covered by the agreement, we have the option to terminate the agreement with respect to each such country in which marketing authorization has been obtained. The gross profits generated from any sales of RXI-109 by Ethicor will be shared between us and Ethicor.

•	In November 2013, we initiated Study 1301, our first Phase 2 clinical trial for RXI-109. In this study, patients with long hypertrophic scars in the lower abdominal area will be eligible to receive scar revision surgery and subsequent treatment with RXI-109 in one of two treatment regimens to evaluate the effect of RXI-109 on the appearance of the revised areas when compared to placebo.

•	In December 2013, we announced the results from additional cohorts in our second Phase 1 clinical trial, Study 1202. RXI-109 was dosed over the initial 2-week period following the incision which resulted in a 50% reduction of CTGF mRNA expression compared to the placebo when measured three days after the last dose. In the fifth cohort of the study, the dosing period was delayed by two weeks after the incisions were made. No additional benefit was seen on mRNA reduction. Multiple dermal injections were well tolerated at all doses, and treatment with RXI-109 resulted in dose-dependent silencing of CTGF mRNA in the treated areas.

•	In January 2014, we entered into a second exchange agreement with TCP pursuant to which TCP exchanged a total of 3,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock for the purpose of increasing stockholders’ equity in support of the Company’s efforts to list its common stock on the NASDAQ Capital Market.

•	In February 2014, we commenced trading our common stock on the NASDAQ Capital Market.

•	In March 2014, we announced that we received the Issue of Notification from the United States Patent and Trademark Office on our unique self-delivering RNAi compounds (sd-rxRNA), for the treatment of fibrosis. The patent covers the use of sd-rxRNAs targeting CTGF for the treatment of fibrotic disorders. The patent (U.S. Patent Number 8,664,189) is scheduled to expire in 2029.

Financial Condition

We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, if ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We will need to generate significant revenues to achieve profitability and might never do so. In the absence of product revenues, our potential sources of operational funding are expected to be the proceeds from the issuance of debt, sale of equity, funded research and development payments and payments received under partnership and collaborative agreements.

On March 6, 2013, we entered into a Securities Purchase Agreement (the “SPA”) pursuant to which we agreed to issue 3,765,230 shares of common stock at a price of $4.35 per share (the “Offering”). The gross proceeds from the Offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs, were approximately $15.7 million. We have used the proceeds from the Offering for general corporate purposes, including the advancement of our RXI-109 program, research and development and general and administrative expenses.

We believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations, including the planned Phase 2 programs for RXI-109, into the second quarter of fiscal 2015. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative research and business development agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations or to seek to merge with or to be acquired by another company.

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

The RNAi Mechanism

The genome is made of double-stranded DNA (the double helix) with 20,000-25,000 protein coding genes that act as instruction manuals for the production of all human proteins. Proteins are important molecules that allow cells and organisms to live and function. With rare exceptions, each cell in the human body has the entire complement of genes. However, only a subset of these genes directs the production of proteins in any particular cell type. For example, a muscle cell produces muscle-specific protein, whereas a skin cell does not.

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

Our internal research leads us to believe that next generation rxRNA compounds offer significant advantages over classic siRNA used by other companies developing RNAi therapeutics, highlighted by the following characteristics:

•	Potent RNAi activity in the absence of a delivery vehicle;

•	More resistant to nuclease degradation;

•	Readily manufactured;

•	Potentially more specific for the target gene;

•	More reliable at blocking immune side effects than classic siRNA; and

•	In the case of sd-rxRNA®, the unique ability to be “self-delivering,” without the need for any additional delivery vehicle.

Based on our own research, we have developed a variety of novel siRNA configurations with potential advantages for therapeutic use. The first of these has been termed rxRNAori. This configuration has some similarities to classic siRNA in that it is composed of two short RNA strands. We have found that by using a somewhat longer length (25-29 bp), removing the overhangs and using proprietary chemical modification patterns, we achieve a higher hit rate of very potent (picomolar potency) compounds in a given target sequence. These rxRNAori compounds are modified to increase resistance to nucleases and to prevent off-target effects including induction of an immune response. These novel RNAi compounds are distinct from the siRNA compounds used by many other companies developing RNAi therapeutics in that they are designed specifically for therapeutic use and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs.

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

Local Delivery

sd-rxRNA molecules have unique properties that improve tissue and cell uptake. Delivery of sd-rxRNA by a local route of administration may avoid hurdles associated with systemic approaches such as rapid clearance from the bloodstream and inefficient extravasation (e.g., crossing the endothelial barrier from the blood stream). We have studied sd-rxRNA molecules in a rat model of dermal delivery. Direct application of sd-rxRNA with no additional delivery vehicle to the skin (incision introduced) demonstrates that target gene silencing can be measured after local administration. The dose levels required for these direct-injection methods are small and suitable for clinical development, suggesting that local delivery indications will be very accessible with the sd-rxRNA technology platform. Target tissues that are potentially accessible for local delivery using sd-rxRNA compounds include the skin, the eye, the lung, the central nervous system, mucosal tissues, sites of inflammation and tumors (direct administration).

Systemic Delivery

Systemic delivery occurs when a drug accesses the targeted tissue through the circulatory system. In some cases, such as in targeting a treatment to the liver, the optimal route of delivery may be by a systemic route. We have developed a portfolio of systemic delivery solutions utilizing our RNAi therapeutic platforms. One novel approach involves the use of sd-rxRNA compounds. The self-delivering technology introduces properties required for in vivo efficacy such as cell and tissue penetration, reduced blood clearance and improved distribution properties. Systemic delivery of these sd-rxRNAs to mice has resulted in gene-specific inhibition in the liver with no additional delivery vehicle required, albeit at high concentrations. A proof-of-concept preclinical study using rxRNA® in conjunction with a standard lipid-based delivery vehicle has enabled us to demonstrate gene-specific inhibition in liver at much lower doses in a mouse model after intravenous, systemic delivery. While delivery of RNAi to the liver may be critical for the treatment of many diseases, additional target tissues that are potentially accessible using rxRNA® compounds by systemic delivery include kidney, fat, heart, lung, bone marrow, sites of inflammation, tumors and vascular endothelium.

Intellectual Property

We protect our proprietary information by means of United States and foreign patents, trademarks and copyrights. In addition, we rely upon trade secret protection and contractual arrangements to protect certain of our proprietary information and products. We have pending patent applications that relate to potential drug targets, compounds we are developing to modulate those targets (described throughout herein as rxRNA), methods of making or using those compounds and proprietary elements of our drug discovery platform.

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

Patents and Patent Applications

We are actively prosecuting eleven patent families covering our rxRNA compounds and technologies, including RXI-109. Additionally, as part of our acquisition of the OPKO RNAi-related assets in March 2013, we acquired rights to a number of patents and patent applications. A summary of these patents and patent applications is set forth below in the following table.

	RXi Platform		OPKO Platform
	Pending Applications	Issued Patents	Pending Applications	Issued Patents
United States	13	1	6	17
Canada	5	0	3	1
Europe	5	0	5	21
Japan	4	0	4	1
Other Markets	8	0	2	1

RXi RNAi Platform Patent and Patent Applications

Our portfolio includes one issued patent, claiming CTGF-targeting sd-rxRNAs for the treatment of fibrotic disorders. This patent (U.S. Patent Number 8,664,189) is scheduled to expire in 2029. The patent applications encompass what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). Any patents that may issue from these pending patent applications will, if issued, be set to expire between 2028 and 2031, not including any patent term extensions that may be afforded under the Federal Food, Drug and Cosmetic Act (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

OPKO RNAi Platform Patents and Patent Applications

The OPKO RNAi patents and patent applications encompass 12 patent families and includes 41 issued patents. The patents and patent applications cover RNAi compounds and their use as therapeutics and compounds directed to specific targets (i.e., that address specific disease states). The patents and any patents that may issue from the pending applications will be set to expire between 2022 and 2030, not including any patent term extensions that may be afforded under the Federal Food, Drug and Cosmetic Act (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

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

The UMMS license was effective on April 15, 2003, and will remain in effect until the expiration of all issued patents within the “patent rights” (as defined), unless earlier terminated in accordance with the provisions of the license. In the event that either party commits a material breach of its obligations under the UMMS license and fails to cure that breach within 60 days after receiving written notice thereof, the other party may terminate the UMMS license immediately upon written notice to the party in breach.

The UMMS license may be amended, supplemented, or otherwise modified only by signed written agreement of the parties.

Advirna. We have entered into agreements with Advirna, LLC pursuant to which Advirna assigned to us its existing patent and technology rights related to sd-rxRNA® technology in exchange for our agreement to pay Advirna an annual maintenance fee of $100,000 and a one-time milestone payment of $350,000 upon the issuance of the first patent with valid claims covering the assigned technology, which occurred on March 4, 2014. Additionally, we will be required to pay a 1% royalty to Advirna on any licensing revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. We also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics and diagnostics, and issued to Advirna, upon the completion of the spin-off transaction in 2012, 1,394,997 shares of common stock.

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

        OPKO. In March 2013, we acquired from OPKO substantially all of its RNAi-related assets, which included patents and patent applications, licenses, clinical and preclinical data and other related assets. In exchange for the assets that we purchased from OPKO, we issued to OPKO 1,666,666 shares of our common stock and agreed to pay, if applicable: (i) up to $50,000,000 in development and commercialization milestones for the successful development and commercialization of each “Qualified Drug” (as defined in the Asset Purchase Agreement with OPKO) (collectively, the “Milestone Payments”); and (ii) royalty payments equal to: (a) a mid-single-digit percentage of “Net Sales” (as defined in the Asset Purchase Agreement) with respect to each Qualified Drug sold for an ophthalmologic use during the applicable “Royalty Period” (as defined in the Asset Purchase Agreement); and (b) a low-single-digit percentage of Net Sales with respect to each Qualified Drug sold for a non-ophthalmologic use during the applicable Royalty Period (collectively, the “Royalty Payments”). The assets purchased from OPKO are at an early stage of development, and we have established a discovery program to identify potential sd-rxRNA lead compounds and targets from these acquired RNAi-related assets.

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

Competition

We believe numerous companies are investigating or plan to investigate a variety of proposed anti-scarring therapies in clinical trials. The companies include large and small pharmaceutical, chemical and biotechnology companies, as well as universities, government agencies and other private and public research organizations. Such companies include CoDa Therapeutics, Inc., Sirnaomics, Inc., FirstString Research, Inc., Merz Pharmaceuticals, LLC, Capstone Therapeutics, Halscion, Inc., Garnet Bio Therapeutics, Inc., AkPharma Inc., Promedior, Inc., Kissei Pharmaceutical Co., Ltd., Eyegene, Derma Sciences, Inc., Healthpoint Biotherapeutics, FibroGen, Inc. and Pharmaxon. In particular, Excaliard Pharmaceuticals, Inc., which has been acquired by Pfizer, Inc., has successfully advanced an anti-CTGF antisense oligonucleotide through several Phase 1 and Phase 2 trials and has demonstrated improved scar outcome over placebo.

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

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. These data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an investigational new drug (“IND”) application, must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

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

Human Resources

As of March 15, 2014, we had twelve full-time employees, eight of whom were engaged in research and development, and four of whom were engaged in management, administration and finance. None of our employees is represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business and Industry

We are dependent on the success of our lead drug candidate, which may not receive regulatory approval or be successfully commercialized.

RXI-109, our first RNAi-based product candidate, targets CTGF and may have a variety of medical applications. We began Phase 1 clinical trials for RXI-109 in June 2012 and began Phase 2 clinical trials for RXI-109 in November 2013. The FDA did not require additional information prior to the commencement of our ongoing Phase 2 clinical trial, but may require additional information from the Company regarding our current or planned at any time, and such information may be costly to provide or cause potentially significant delays in development. There is no assurance that we will be able to successfully develop RXI-109 or any other product candidate.

        We have no commercial products and currently generate no revenue from commercial sales or collaborations and may never be able to develop marketable products. The FDA or similar foreign governmental agencies must approve our products in development before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and successful clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Although the results of our Phase 1 clinical trials of RXI-109 are promising, additional clinical trials will be required to establish the safety and efficacy of RXI-109. We have not yet shown safety or efficacy in humans for any of our other RNAi-based product candidates. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Additionally, any observations made with respect to blinded clinical data are inherently uncertain as we cannot know which set of data come from patients treated with an active drug versus the placebo vehicle. Investors are cautioned not to rely on observations coming from blinded data and not to rely on initial clinical trial results as necessarily indicative of results that will be obtained in subsequent clinical trials.

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

It is possible that none of the product candidates that we may attempt to develop will obtain the appropriate regulatory approvals necessary to begin selling them or that any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. The time required to obtain FDA and other approvals is unpredictable, but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenue from the particular drug candidate.

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

Additionally, although we expect that we will have intellectual property protection for our technology, certain governments may elect to deny patent protection for drugs targeting diseases with high unmet medical need (e.g., as in the case of HIV) and allow in their country internationally unauthorized generic competition. If this were to happen, our commercial prospects for developing any such drugs would be substantially diminished in these countries.

We are subject to significant competition and may not be able to compete successfully.

We believe numerous companies are investigating or plan to investigate a variety of proposed anti-scarring therapies in clinical trials. The companies include large and small pharmaceutical, chemical and biotechnology companies, as well as universities, government agencies and other private and public research organizations. Such companies include CoDa Therapeutics, Inc., Sirnaomics, Inc., FirstString Research, Inc., Merz Pharmaceuticals, LLC, Capstone Therapeutics, Halscion, Inc., Garnet Bio Therapeutics, Inc., AkPharma Inc., Promedior, Inc., Kissei Pharmaceutical Co., Ltd., Eyegene, Derma Sciences, Inc., Healthpoint Biotherapeutics, FibroGen, Inc. and Pharmaxon. In particular, Excaliard Pharmaceuticals, Inc., which has been acquired by Pfizer, Inc., has successfully advanced an anti-CTGF antisense oligonucleotide through several Phase 1 and Phase 2 trials and has demonstrated improved scar outcome over placebo.

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

In addition, others may challenge the patents or patent applications that we currently license or may license in the future or that we own and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, which would negatively affect our ability to exclude others from using RNAi technologies described in these patents. There is no assurance that these patent or other pending applications or issued patents we license or that we own will withstand possible legal challenges. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any patents issued to us or our licensors may not provide us with any competitive advantages, and there is no assurance that the patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time. Even if our rights are valid, enforceable and broad in scope, competitors may develop products based on technology that is not covered by our licenses or patents or patent application that we own.

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

In March 2013, we raised $16.4 million in gross proceeds from an offering of our common stock (the “Offering”). With the proceeds from the Offering, we believe that we have sufficient working capital to fund our currently planned operations, including the planned Phase 2 program for RXI-109, into the second quarter of fiscal 2015. However, in the future, we may need to incur debt or issue equity in order to fund our planned expenditures as well as to make acquisitions and other investments. We cannot assure you that debt or equity financing will be available to us on acceptable terms or at all. If we cannot, or are limited in the ability to, incur debt, issue equity or enter into strategic collaborations, we may be unable to fund the discovery and development of our product candidates, address gaps in our product offerings or improve our technology.

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

We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates and to conduct clinical trials for some or all of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies, the quality of the preclinical and clinical data that we have generated and the perceived risks specific to developing our product candidates. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. We cannot necessarily control the amount or timing of resources that our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion. For example, Ethicor may never achieve significant profits, if any, from its distribution of RXI-109 pursuant to our distribution agreement, and we may receive limited or no revenue under the profit-sharing provisions of our agreement. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us.

We are subject to potential liabilities from clinical testing and future product liability claims.

If any of our future products are alleged to be defective, they may expose us to claims for personal injury by patients in clinical trials of our products or as a result of our distribution agreement with Ethicor. If our products are approved by the FDA, users may claim that such products caused unintended adverse effects. We will seek to obtain clinical trial insurance for clinical trials that we conduct, as well as liability insurance for any products that we market. There is no assurance that we will be able to obtain insurance in the amounts we seek, or at all. We anticipate that licensees who develop our products will carry liability insurance covering the clinical testing and marketing of those products. There is no assurance, however, that any insurance maintained by us or our licensees will prove adequate in the event of a claim against us. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims.

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

Risks Relating to Our Common Stock

The price of our common stock has been and may continue to be volatile and our recent relisting on the Nasdaq Capital Market may further increase volatility.

The stock markets, in general, and the markets for drug delivery and pharmaceutical company stocks, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the limited trading volume of our stock may contribute to its volatility.

Further, in February 2014 our common stock commenced trading on the Nasdaq Capital Market. Our stock price may be subject to additional volatility as a result of this listing on the Nasdaq Capital Market.

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. If litigation of this type is brought against us, it could be extremely expensive and divert management’s attention and our company’s resources.

We have issued preferred stock in the past and possibly may issue more preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. There were 4,754 and 4,570 shares of our Series A Preferred Stock and Series A-1 Preferred Stock issued and outstanding at March 21, 2014, respectively. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. The issuance of our preferred stock could affect your rights or reduce the value of our outstanding common stock. In particular, rights granted to holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and restrictions on our ability to merge with or sell our assets to a third party. Additionally, the sale of a significant number of shares of common stock received upon conversion of our Series A or Series A-1 Preferred Stock could cause the market price of our common stock to decline.

We may acquire other businesses or form joint ventures that may be unsuccessful and could dilute your ownership interest in our company.

As part of our business strategy, we may pursue future acquisitions of other complementary businesses and technology licensing arrangements. We also may pursue strategic alliances. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of collaborations, strategic alliances and joint ventures. We may not be able to integrate such acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. We also could experience adverse effects on our reported results of operations from acquisition related charges, amortization of acquired technology and other intangibles and impairment charges relating to write-offs of goodwill and other intangible assets from time to time following the acquisition. Integration of an acquired company requires management resources that otherwise would be available for ongoing development of our existing business. We may not realize the anticipated benefits of any acquisition, technology license or strategic alliance. For example, pursuant to the asset purchase agreement we entered into with OPKO, we acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other assets. These assets are at an early stage of development and will require a significant investment of time and capital if we are to be successful in developing them. There is no assurance that we will be successful in developing the assets that we acquired in the OPKO Asset Purchase, and a failure to successfully develop these assets could diminish our prospects. Further, if we fail to use commercially reasonable efforts to develop the OPKO assets for at least one clinical indication, OPKO would have the right, after a 180-day cure period, to reacquire the assets from us without any consideration.

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

The holders of our Series A and Series A-1 Preferred Stock may be able to delay or prevent a change in corporate control that would be beneficial to our stockholders.

The holders of our Series A and Series A-1 Preferred Stock have the right to convert at any time their shares of our Series A Preferred Stock and Series A-1 Preferred Stock into shares of our common stock, except to the extent that the holder would own more than 9.999% of our common stock outstanding immediately after giving effect to the conversion. Although our Series A and Series A-1 Preferred Stock generally are non-voting stock, the holders of our Series A and Series A-1 Preferred Stock will be entitled to vote on an as-converted basis together with our common stock with respect to any transaction that would constitute a deemed liquidation event under our charter, including any proposed merger or sale of Company. Although the Series A and Series A-1 Preferred Stock holders have no rights to influence our day-to-day operations or even vote on the election of directors, by virtue of their voting rights in the context of a deemed liquidation event, the holders of our Series A and Series A-1 Preferred Stock will be able to significantly influence the outcome of the vote on any such extraordinary transaction that is required to be submitted to a vote of our stockholders. This right may adversely affect the market price of our common stock by:

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

On December 17, 2013, we entered into a lease (the “Lease”) with 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC to lease office and laboratory space in the building known as the “Main Building” located at 257 Simarano Drive, Marlborough, Massachusetts, covering approximately 7,581 square feet. The premises will be used by the Company for office and laboratory space. The term of the Lease will commence on April 1, 2014 and continue for five years, expiring on March 31, 2019. The base rent for the premises during the first year of the Lease is $107,709.50 per annum, payable monthly. Each year thereafter, the base rent shall increase by approximately 3% over the base rent from the prior year.

We believe that our facilities are suitable for our current and future needs.

ITEM 3.	LEGAL PROCEEDINGS

Although we are not currently involved in any legal proceedings, from time to time, we may become a party to various legal actions and complaints arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “RXII”. Prior to May 10, 2012, there was no established public trading market for our common stock. On July 23, 2013, we effected a 1- for-30 reverse stock split. The share prices in the table below are shown on a post-split basis. The following table shows the high and low per-share sale prices of our common stock for the periods indicated:

	High	Low
2012
Second Quarter (from May 10, 2012)	$7.05	$0.90
Third Quarter	7.65	2.85
Fourth Quarter	3.59	1.50
2013
First Quarter	$10.74	$2.10
Second Quarter	8.67	5.10
Third Quarter	6.23	3.23
Fourth Quarter	3.60	2.55

On March 21, 2014, the last reported sale price per share of our Common Stock on the NASDAQ Capital Market was $5.32.

Holders

As of March 21, 2014, there were approximately 172 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We intend to file with the SEC a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2013. The information required by this item relating to our equity compensation plans is incorporated herein by reference to the information contained under the section captioned “Equity Compensation Plan Information” of the Proxy Statement.

Unregistered Sales of Securities

No sales or issues of unregistered securities occurred that have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during fiscal 2013 or fiscal 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused on discovering, developing and commercializing innovative therapies based on our proprietary, next-generation RNAi platform. Therapeutics that use RNAi have great promise because of their ability to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. Prior to September 2011, our business was operated as an unincorporated division within our former parent company. We were incorporated in Delaware as a wholly owned subsidiary of our former parent company on September 8, 2011 in preparation for our planned spinoff, which was completed on April 27, 2012. Since that date, we have operated as an independent, publicly traded company.

By utilizing the expertise in RNAi and the comprehensive RNAi platform that we have established, we believe that we have discovered and will be able to discover and develop lead compounds and progress them into and through clinical development for potential commercialization. Our proprietary therapeutic platform is comprised novel RNAi compounds, referred to as rxRNA compounds, that are distinct from, and we believe convey significant advantages over, conventional siRNA (conventionally-designed “small interfering RNA” compounds), and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs. We have developed a number of unique forms of rxRNA compounds, all of which have been shown to be highly potent both in vitro and in preclinical in vivo models. These RNAi compounds include rxRNAori and sd-rxRNA, or “self-delivering” RNA. Based on our research, we believe that these different, novel siRNA configurations have various potential advantages for therapeutic use. These potential advantages include high potency, increased resistance to nucleases and modifications to off-target effects, and, in the case of the sd-rxRNA compounds, access to cells and tissues with no additional formulation required, and, hence, reduced cell toxicity, which is known to be an issue with unmodified siRNAs.

Our lead clinical product candidate is RXI-109, a self-delivering RNAi compound (sd-rxRNA) being developed for the reduction of dermal scarring. RXI-109 is designed to reduce the expression of CTGF, a critical regulator of several biological pathways involved in scarring and fibrotic diseases. RXI-109 is being developed to prevent or reduce dermal scarring following surgery or trauma, as well as for the management of hypertrophic scars and keloids.

In June 2012, we initiated our first clinical trial of RXI-109, known as Study 1201. Study 1201 was designed to evaluate the safety and tolerability of several single-dose levels of RXI-109 in humans. Study 1201 enrolled fifteen subjects in a single-center, randomized, single-dose, double-blind, ascending dose, within-subject controlled study of RXI-109 for the treatment of incision scars, during which single, intradermal injections of escalating doses were administered. Subjects received an injection of RXI-109 in two separate areas on the abdomen and placebo injections in two other areas of the abdomen, followed by a small incision at each injection site. RXI-109 was well tolerated by intradermal injection. No serious local or systemic side effects were observed in the subjects at any of the doses administered, and maximum systemic exposure after intradermal administration was assessed at approximately 5% of the total dose administered. In this study, RXI-109 showed excellent safety and tolerability with ascending single doses and significantly reduced the expression of CTGF protein in the wounded area in a dose-dependent manner 84 days after a single dose, suggesting a potent and long lasting effect on this key biomarker for abnormal scarring.

In December 2012, we initiated a second Phase 1 clinical trial with RXI-109, known as Study 1202. Study 1202 was designed to evaluate the safety and tolerability of multi-dose administration of RXI-109 in healthy volunteers, including an evaluation of surrogate end points of clinical efficacy. In total, Study 1202 enrolled fifteen subjects (5 cohorts of 3 subjects each) in a single-center, randomized, multi-dose, double-blind, ascending dose, within-subject controlled study of RXI-109 for the treatment of incision scars. Eight small skin incisions were made in their abdomen and subjects received treatment with RXI-109 at the four incision sites on one side of the abdomen and placebo treatment at the four incision sites on the other side of the abdomen. Treatments were given by three intradermal injections over a 2-week period. Subjects were monitored for safety and local and systemic effects over a total study period of 84 days. Multiple dermal injections were well tolerated all at dose levels. Treatment with RXI-109 demonstrated a trend for dose-dependent silencing of CTGF mRNA in the treated areas, resulting in 43-50% reduction of CTGF mRNA levels compared to the placebo when measured three days after the last dose. In one of two highest-dose cohorts, the dosing period was delayed by two weeks after the incisions were made. No additional benefit was seen on mRNA reduction.

Based on the safety profile shown in our two Phase 1 clinical trials, we initiated a Phase 2 clinical trial for RXI-109 in November 2013 known as Study 1301. In this study, patients with a long hypertrophic scar in the lower abdominal area are eligible to receive scar revision surgery and subsequent treatment with RXI-109 in one of two treatment regimens. Patients will receive RXI-109 or placebo on a blinded basis at the distal ends of their revised scar, leaving a central untreated section of the scar. Each patient’s revised scar area will provide the opportunity to compare the appearance of the revised areas after treatment with RXI-109 or placebo when left untreated. This design allows for intra-subject comparison of the three revised scar segments, thereby increasing the power of the study.

In 2014, we expect to initiate two additional Phase 2 studies. The first additional Phase 2 study will evaluate the effect of RXI-109 on the recurrence of keloids after keloid revision surgery and the second additional Phase 2 study will evaluate the effect of RXI-109 on suppressing recurrence of hypertrophic scars after bilateral scar revision surgery in the breast area.

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

While focusing our efforts on our RXI-109 development program, we also intend to continue to advance additional development programs both on our own and through collaborations with academic and corporate third parties. Current programs in the discovery and preclinical stages include an SBIR grant to evaluate and develop sd-rxRNAs as potential therapeutics for the treatment of retinoblastoma and a collaboration evaluating the potential to use a CTGF-targeting sd-rxRNA as a therapeutic to reduce or inhibit retinal scarring, which often occurs as a consequence of some retinal diseases and following retinal detachment.

On March 1, 2013, we entered into an asset purchase agreement with OPKO pursuant to which we have acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other assets. The assets purchased from OPKO are at an early stage of development, and we have established a discovery program to identify potential sd-rxRNA lead compounds and targets from these acquired RNAi-related assets.

In November 2013, we signed a distribution agreement with Ethicor Ltd. (“Ethicor”), a UK-based unlicensed medicinal products (“Specials”) pharmaceutical company. The agreement provides Ethicor with the distribution rights to RXI-109 in the European Union, with the possibility to negotiate in the future to extend such rights to other regions of the world, excluding the United States, Canada and Mexico. If approved, Ethicor will pay us a double-digit percentage of any gross profits from its sales of RXI-109 by Ethicor. Ethicor’s distribution rights continue until the agreement is terminated; provided, however, that should we obtain marketing authorization for RXI-109 in any of the countries covered by the agreement, we have the option to terminate the agreement with respect to each such country in which marketing authorization has been obtained. Under the European medicines legislation (Directive 2001/83/EC, Article 5(1)), we expect that Ethicor will be able to supply, prior to regulatory approval, RXI-109 as a “Special” drug. A “Special” drug may be requested by an authorized health-care professional to meet the special needs of an individual patient under their direct responsibility. The collaboration is important for health-care professionals and patients who can get safe controlled early access to a development drug and is a significant milestone for the Company, not only in possible early revenue, but as increased exposure to RXI-109 may be key in accelerating the development of our drug.

Reverse Stock Split

On July 23, 2013, we effected a 1-for-30 reverse stock split of our outstanding common stock in connection with a listing of our common stock on the NASDAQ Capital Market. Stockholders who would otherwise have been entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Series A Preferred Stock were proportionately reduced and the respective conversion prices were proportionately increased. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

See “Business — Intellectual Property” and note 13 to our consolidated financial statements for information on our material license agreements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the impairment of long-lived assets, certain accrued expenses and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the Notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our financial statements,

Research and Development Expenses

Research and development costs are charged to expense as incurred and relate to salaries, employee benefits, facility-related expenses, supplies, stock-based compensation related to employees and non-employees involved in the Company’s research and development, external services, other operating costs and overhead related to our research and development departments, costs to acquire technology licenses and expenses associated with preclinical activities and our clinical trials. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed us with respect to services provided and/or materials that we have received.

Preclinical clinical trial expenses relate to third-party services, patient-related fees at the sites where our clinical trials are being conducted, laboratory costs, analysis costs, toxicology studies and investigator fees. Costs associated with these expenses are generally payable on the passage of time or when certain milestones are achieved. Expense is recorded during the period incurred or in the period in which a milestone is achieved. In order to ensure that we have adequately provided for preclinical and clinical expenses during the proper period, we maintain an accrual to cover these expenses. These accruals are assessed on a quarterly basis and are based on such assumptions as expected total cost, the number of patients and clinical trial sites and length of the study. Actual results may differ from these estimates and could have a material impact on our reported results. Our historical accrual estimates have not been materially different from our actual costs.

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

Expected volatility — Due to our limited trading history, we are responsible for estimating volatility and currently use the expected volatilities of similar entities. We have considered a number of factors in making our determination as to entities that are considered similar, such as the industry, stage of development, size of the company, and financial leverage.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In developing a forfeiture rate estimate, the Company considered forfeiture rates used by similar entities as well as its historical experience and actual forfeitures for the year. We have estimated an annualized forfeiture rate of 5.0% for options granted to our employees and no forfeiture rate for the directors as of December 31, 2013. The Company will continue to evaluate its forfeiture rate as compared to the actual number of forfeitures in future periods to determine if adjustments to compensation expense may be required.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	For the Years Ended December 31,
	2013	2012
Revenue	$399	$97
Research and development expenses	(17,651)	(10,451)
General and administrative expenses	(3,697)	(2,621)
Operating loss	(20,949)	(12,975)
Net loss	(20,925)	(12,880)
Net loss applicable to common stockholders	$(29,535)	$(25,695)

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

We generate revenue through government grants. The following table summarizes our total revenues from government grants, for the periods indicated, in thousands:

	For the Years Ended December 31,
	2013	2012
Grant revenues	$399	$97

Total revenues	$399	$97

Total revenues were approximately $399,000 for the year ended December 31, 2013, compared with $97,000 for the year ended December 31, 2012. The increase of $302,000 was due to the recognition of work completed on the Company’s government grants during the year. Work increased significantly on the grants during the year ended December 31, 2013 as compared with the same period in the prior year as two of the Company’s three grants had project end dates in 2013.

We also had $118,000 of deferred revenue at December 31, 2013, which consists of receipt of grant awards from the government, but which we have not yet recognized, pursuant to our revenue recognition policies, as the work has not been completed.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	For the Years Ended December 31,
	2013	2012
Research and development expenses	$17,651	$10,451
General and administrative expenses	3,697	2,621

Total operating expenses	$21,348	$13,072

Research and Development Expenses

Research and development expenses consist of compensation-related costs for our employees dedicated to research and development activities, fees related to our Scientific Advisory Board (“SAB”) members, expenses related to our ongoing research and development efforts primarily related to our clinical trials, drug manufacturing, outside contract services, licensing and patent fees and laboratory supplies and services for our research programs. We expect research and development expenses to increase as we expand our discovery, development and clinical activities.

Total research and development expense was approximately $17,651,000 for the year ended December 31, 2013, compared with $10,451,000 for the year ended December 31, 2012. The increase of $7,200,000, or 69%, was primarily due an increase of $6,077,000 in expense related to the fair value of common stock issued in exchange for patent and technology rights, $743,000 in research and development expenses largely due to costs related to the manufacture of RXI-109 for use in the Company’s on-going clinical trials and an increase of $451,000 in employee stock-based compensation expense offset by a decrease of $71,000 in non-employee stock-based compensation related to the change in the fair value of stock options.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expense was approximately $3,697,000 for the year ended December 31, 2013, compared with $2,621,000 for the year ended December 31, 2012. The increase of $1,076,000, or 41%, was primarily due to an increase of $631,000 in employee stock-based compensation and $458,000 in general and administrative expense due to an increase in headcount, employee compensation and benefits, an increase in board fees due to the addition of two new members in 2013, annual Delaware franchise tax and professional services such as outside contract services and consultants, offset by a decrease of $13,000 related to the fair value of common stock warrants issued in exchange for services.

Interest Income (Expense)

The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high of a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Interest income was approximately $24,000 for the year ended December 31, 2013, compared with interest expense of $30,000 for the year ended December 31, 2012. The increase of $54,000 was primarily due to interest earned on the Company’s cash equivalents and short-term investments in 2013, compared with interest expense accrued in 2012 related to the bridge notes funded by the Series A Preferred Stock holders in 2012. The bridge notes were converted into shares of Series A Preferred Stock at the completion of the spinout from our former parent company in the second quarter of 2012.

Series A and Series A-1 Preferred Stock Accretion and Dividends

The following table summarizes our Series A and Series A-1 Preferred Stock transactions for the periods indicated, in thousands:

	For the Years Ended December 31,
	2013	2012
Accretion of Series A Preferred Stock	$—	$9,500
Series A and Series A-1 Preferred Stock dividends	8,610	3,315

Accretion of Series A and Series A-1 Preferred Stock and dividends	$8,610	$12,815

Accretion of the Series A and Series A-1 Preferred Stock and dividends was approximately $8,610,000 for the year ended December 31, 2013, compared with $12,815,000 for the year ended December 31, 2012. The decrease of $4,205,000, or 33%, is primarily due to the one-time charge of $9,500,000 related to the beneficial conversion feature of the Series A Preferred Stock in 2012 offset by an increase of $5,295,000 in Series A and Series A-1 Preferred Stock dividends in 2013 due to changes in the Company’s closing common stock price on the dividend payment dates and the number of preferred shares earning dividends each year, as well as a full year of dividends issued as compared with 2012.

The rights and preferences of the Series A and Series A-1 Preferred Stock and the calculation of the dividend payable, are described further in Note 8 to the notes of the financial statements.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $14.4 million as of December 31, 2013, compared with approximately $5.1 million as of December 31, 2012.

On March 6, 2013, we entered into the SPA pursuant to which we agreed to issue 3,765,230 shares of common stock at a price of $4.35 per share. The gross proceeds from the Offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs, were approximately $15.7 million.

We believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund the Company’s operations, including the planned Phase 2 programs for RXI-109, into the second quarter of fiscal 2015.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $6,311,000 for the year ended December 31, 2013, compared with $5,062,000 for the year ended December 31, 2012. The increase of approximately $1,249,000 related primarily to the net loss of $20,925,000 for the year ended December 31, 2013 as compared to $12,880,000 for the same period in 2012, as described above, adjusted for non-cash items to arrive at the net cash used in operating activities. The non-cash items adjusted for the year ended December 31, 2013 were approximately $14,328,000, compared with $7,293,000 for the year ended December 31, 2012. The increase of $7,035,000 in non-cash items in 2013 as compared to the same period in the prior year is primarily related to the increase of $6,077,000 in non-cash expense related to the fair value of common stock issued in exchange for patent and technology rights.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $3,093,000 for the year ended December 31, 2013, compared with net cash provided by investing activities of $16,000 for the year ended December 31, 2012. Net cash used in investing activities during the year ended December 31, 2013 primarily included $9,000,000 used to purchase short-term investments, $78,000 used to purchase capital equipment, and $18,000 used to for the lease deposit of the Company’s new facilities in 2014 partially offset by the maturity of short-term investments of $6,000,000. Net cash provided by investing activities during the year ended December 31, 2012 primarily included $33,000 of proceeds from the sale of capital equipment partially offset by $15,000 used to purchase equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $15,667,000 for the year ended December 31, 2013, compared with $9,670,000 for the year ended December 31, 2012. Net cash provided by financing activities during 2013 was primarily attributable to the net proceeds received of $15,651,000 from the issuance of the Company’s common stock to certain investors completed during March 2013. Net cash provided by financing activities during 2012 was primarily attributable to proceeds of $8,500,000 from the issuance of Series A Preferred Stock and proceeds of $500,000 from the issuance of convertible notes payable.

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

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460 (“ASC 460”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 13 of the notes to our financial statements for further discussion of these indemnification agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Index to Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2013 and 2012	F-3
Statements of Operations for the years ended December 31, 2013 and 2012 and the cumulative period from January 1, 2003 (date of inception) through December 31, 2013	F-4

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 24, 2011 to December 31, 2013, Divisional Equity for the period from April 3, 2006 through September 23, 2011 and Parent Company’s Net Deficit for the period from January 1, 2003 (date of inception) through December 31, 2006

F-5
Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the cumulative period from January 1, 2003 (date of inception) through December 31, 2013	F-7
Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RXi Pharmaceuticals Corporation

Westborough, Massachusetts

We have audited the accompanying balance sheets of RXi Pharmaceuticals Corporation (the “Company”), a development stage company, as of December 31, 2013 and 2012, and the related statements of operations and cash flows for the years then ended and for the period from January 1, 2003 (date of inception) through December 31, 2013, and convertible preferred stock and stockholders’ equity (deficit) for the period from September 24, 2011 to December 31, 2013, divisional equity for the period from April 3, 2006 to September 23, 2011 and the parent company’s net deficit for the period from January 1, 2003 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2003) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 28, 2014

RXi PHARMACEUTICALS CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,390	$5,127
Restricted cash	50	53
Short-term investments	3,000	—
Prepaid expenses and other current assets	303	212

Total current assets	14,743	5,392
Equipment and furnishings, net of accumulated depreciation of $632 and $585, in 2013 and 2012, respectively	177	198
Other assets	18	2

Total assets	$14,938	$5,592

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$163	$416
Accrued expenses and other current liabilities	1,795	767
Deferred revenue	118	491
Current maturities of capital lease obligations	—	5

Total current liabilities	2,076	1,679
Deferred revenue, net of current portion	—	27

Total liabilities	2,076	1,706
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.0001 par value, 15,000 shares authorized; 7,920 and 9,726 shares issued and outstanding at December 31, 2013 and 2012, respectively (at liquidation value)	7,920	9,726
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 authorized (Note 8)
Series A-1 convertible preferred stock, $0.0001 par value, 5,000 shares authorized; 2,054 shares issued and outstanding at December 31, 2013 (at liquidation value)	2,054	—
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 11,788,045 and 5,289,007 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	—
Additional paid-in capital	40,969	11,317
Deficit accumulated during the developmental stage	(38,082)	(17,157)

Total stockholders’ equity (deficit)	4,942	(5,840)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$14,938	$5,592

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION AND PREDECESSOR (RNAi)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

			Predecessor (RNAi) and RXi
	Years Ended December 31,		Period from January 1, 2003 (Date of Inception) to December 31, 2013
	2013	2012
Revenues:
Grant revenues	$399	$97	$496

Total revenues	399	97	496
Operating Expenses:
Research and development expenses (1)	17,651	10,451	73,833
General and administrative expenses (1)	3,697	2,621	43,534

Total operating expenses	21,348	13,072	117,367

Operating loss	(20,949)	(12,975)	(116,871)

Interest income (expense), net	24	(30)	622
Other income, net	—	125	6,441

Loss before provision for income taxes	(20,925)	(12,880)	(109,808)
Provision for income taxes	—	—	—

Net loss	(20,925)	(12,880)	(109,808)
Accretion of Series A and Series A-1 convertible preferred stock and dividends	(8,610)	(12,815)	(21,425)

Net loss applicable to common stockholders	$(29,535)	$(25,695)	$(131,233)

Net loss per common share applicable to common stockholders (Note 2):
Basic and diluted	$(2.88)	$(5.62)

Weighted average common shares:
Basic and diluted	10,263,954	4,573,787

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	912	532
General and administrative	1,067	436

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION AND PREDECESSOR (RNAi)

(A Development Stage Company)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 24, 2011 TO DECEMBER 31, 2013, DIVISIONAL EQUITY FOR THE PERIOD FROM APRIL 3, 2006 TO SEPTEMBER 23, 2011 AND PARENT COMPANY’S NET DEFICIT FOR THE PERIOD FROM JANUARY 1, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2006

(Amounts in thousands, except share data)

	RXi								Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount					Total
Inception, January 1, 2003									$—	$—	$—
Net loss									—	(89)	(89)

Balance at December 31, 2003									—	(89)	(89)
Net loss									—	(3,272)	(3,272)
Net transactions with Parent Company									—	2,393	2,393

Balance at December 31, 2004									—	(968)	(968)
Net loss									—	(2,209)	(2,209)
Net transactions with Parent Company									—	2,727	2,727

Balance at December 31, 2005									—	(450)	(450)
Net loss									—	(2,405)	(2,405)
Net transactions with Parent Company									—	2,587	2,587

Balance at December 31, 2006									$—	$(268)	$(268)

Balance at April 3, 2006									$—	$—	$—
Cash contributions from Parent Company									2	—	2

Balance at December 31, 2006									2	—	2
Non-cash equity adjustments from Parent Company									4,318	—	4,318
Cash contributions from Parent Company									15,679	—	15,679
Stock-based compensation expense									1,814	—	1,814
Net loss									(10,990)	—	(10,990)

Balance at December 31, 2007									10,823	—	10,823
Non-cash equity adjustments from Parent Company									750	—	750
Cash contributions from Parent Company									7,944	—	7,944
Stock based compensation expense									3,824	—	3,824
Net loss									(14,373)	—	(14,373)

Balance at December 31, 2008									8,968	—	8,968
Non-cash equity adjustments from Parent Company, net									(1,756)	—	(1,756)
Cash contributions from Parent Company									7,714	—	7,714
Stock based compensation expense									4,202	—	4,202
Net loss									(18,387)	—	(18,387)

Balance at December 31, 2009									741	—	741
Non-cash equity adjustments from Parent Company, net									(2,326)	—	(2,326)
Cash contributions from Parent Company, net									11,640	—	11,640
Stock-based compensation expense									4,368	—	4,368
Net loss									(11,993)	—	(11,993)

Balance at December 31, 2010									2,430	—	2,430

Non-cash equity adjustments from Parent Company, net									(8,083)	—	(8,083)
Cash contributions to Parent Company, net									369	—	369
Stock-based compensation expense									1,987	—	1,987
Reclassification of derivative liability upon elimination of obligation									9,249	—	9,249
Net loss—Predecessor (RNAi)									(7,682)	—	(7,682)
Recapitalization of divisional deficit	—	$—	—	$—	3,347,996	$—	$10	$(1,740)	1,730	—	—
Stock-based compensation	—	—	—	—	—	—	122	—	—	—	122
Cash contribution from Parent Company	—	—	—	—	—	—	1,500	—	—	—	1,500
Expenses paid by Parent Company for RXi	—	—	—	—	—	—	2,058	—	—	—	2,058
Net loss	—	—	—	—	—	—	—	(2,537)	—	—	(2,537)

	RXi								Predecessor (RNAi)	Predecessor (CytRx)
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Since Incorporation	Divisional Equity	Parent Company’s Net Deficit
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount					Total
Balance at December 31, 2011	—	—	—	—	3,347,996	—	3,690	(4,277)	—	—	(587)
Issuance of Series A convertible preferred stock	9,500	9,500	—	—	—	—	—	—	—	—	—
Beneficial conversion feature related to Series A convertible preferred stock	—	(9,500)	—	—	—	—	9,500	—	—	—	9,500
Accretion of beneficial conversion feature related to Series A convertible preferred stock	—	9,500	—	—	—	—	(9,500)	—	—	—	(9,500)
Issuance of common stock in exchange for patent and technology rights	—	—	—	—	1,394,997	—	6,173	—	—	—	6,173
Stock-based compensation expense	—	—	—	—	—	—	968	—	—	—	968
Issuance of common stock warrants in exchange for services	—	—	—	—	—	—	13	—	—	—	13
Expenses paid by Parent Company for RXi	—	—	—	—	—	—	699	—	—	—	699
Conversion of Series A convertible preferred stock to common stock	(224)	(224)	—	—	546,014	—	224	—	—	—	224
Fair value of Series A convertible preferred stock dividends	—	—	—	—	—	—	(3,315)	—	—	—	(3,315)
Dividends paid on Series A convertible preferred stock	450	450	—	—	—	—	2,865	—	—	—	2,865
Net loss	—	—	—	—	—	—	—	(12,880)	—	—	(12,880)

Balance at December 31, 2012	9,726	9,726	—	—	5,289,007	—	11,317	(17,157)	—	—	(5,840)
Issuance of common stock, net of offering costs of $727	—	—	—	—	3,765,230	1	15,650	—	—	—	15,651
Issuance of common stock in exchange for patent and technology rights	—	—	—	—	1,666,666	—	12,250	—	—	—	12,250
Stock-based compensation expense	—	—	—	—	—	—	1,979	—	—	—	1,979
Cash paid in lieu of fractional shares for 1:30 reverse stock split	—	—	—	—	(2,807)	—	(12)	—	—	—	(12)
Common stock issued upon exercise of stock options	—	—	—	—	2,000	—	5	—	—	—	5
Issuance of common stock under employee stock purchase plan	—	—	—	—	11,265	—	28	—	—	—	28
Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	(2,000)	(2,000)	2,000	2,000	—	—	—	—	—	—	2,000
Conversions of Series A and Series A-1 convertible preferred stock into common stock	(434)	(434)	—	—	1,056,684	—	434	—	—	—	434
Fair value of Series A and Series A-1 convertible preferred stock dividends	—	—	—	—	—	—	(8,610)	—	—	—	(8,610)
Dividends issued on Series A and Series A-1 convertible preferred stock	628	628	54	54	—	—	7,928	—	—	—	7,982
Net loss	—	—	—	—	—	—	—	(20,925)	—	—	(20,925)

Balance at December 31, 2013	7,920	$7,920	2,054	$2,054	11,788,045	$1	$40,969	$(38,082)	$—	$—	$4,942

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION AND PREDECESSOR (RNAi)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

			Predecessor (RNAi) and RXi
	Years EndedDecember 31,		Period from January 1, 2003 (Date of Inception) through December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(20,925)	$(12,880)	$(109,808)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	99	147	910
(Gain) Loss on disposal of equipment	—	(8)	44
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash stock-based compensation expense	1,979	968	20,913
Fair value of common stock warrants issued in exchange for services	—	13	13
Fair value of common stock issued in exchange for patent and technology rights	12,250	6,173	18,423
Loss on exchange of Parent Company derivatives	—	—	900
Fair value of Parent Company’s shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of Parent Company common stock and common stock warrants issued in exchange for services	—	—	2,689
Change in fair value of derivatives of Parent Company issued in connection with various equity financings	—	—	(5,604)
Fair value of Parent Company’s common stock issued in exchange for licensing rights	—	—	3,954
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(89)	(26)	(285)
Accounts payable	(253)	29	163
Due to former Parent Company	—	597	390
Accrued expenses and other current liabilities	1,028	223	2,431
Deferred revenue	(400)	(298)	118

Net cash used in operating activities	(6,311)	(5,062)	(65,470)

Cash flows from investing activities:
Change in restricted cash	3	—	(50)
Purchase of short-term investments	(9,000)	—	(46,532)
Maturities of short-term investments	6,000	—	43,497
Cash paid for purchase of equipment and furnishings	(78)	(15)	(838)
Proceeds from disposal of equipment and furnishings	—	33	32
Cash paid for lease deposit	(18)	(2)	(65)

Net cash provided by (used) in investing activities	(3,093)	16	(3,956)

Cash flows from financing activities:
Cash contributions from Parent Company, net	—	699	55,923
Proceeds from the issuance of Series A convertible preferred stock	—	8,500	8,500
Proceeds from issuance of convertible notes payable	—	500	1,000
Net proceeds from the issuance of common stock	15,651	—	15,651
Proceeds from exercise of stock options	5	—	5
Proceeds from issuance of common stock in connection with employee stock purchase plan	28	—	28
Cash paid in lieu of fractional shares for 1:30 reverse stock split	(12)	—	(12)
Repayments of capital lease obligations	(5)	(29)	(279)

Net cash provided by financing activities	15,667	9,670	80,816

Net increase in cash and cash equivalents	6,263	4,624	11,390
Cash and cash equivalents, beginning of period	5,127	503	—

Cash and cash equivalents, end of period	$11,390	$5,127	$11,390

			Predecessor (RNAi) and RXi (Registrant)
	Years Ended December 31,		Period from January 1, 2003 (Date of Inception) through December 31,
	2013	2012	2013
Supplemental disclosure of cash flow information:
Cash received during the period for interest	$24	$—	$748

Cash paid during the period for interest	$—	$30	$38

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for Parent Company common stock	$—	$—	$978

Fair value of derivatives issued in connection with Parent Company common stock	$—	$—	$14,051

Fair value of Parent Company shares mandatorily redeemable for cash upon exercise of warrants	$—	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for Parent Company common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$—	$277

Non-cash lease deposit	$—	$—	$50

Value of Parent Company restricted stock units and common stock issued in lieu of bonuses included in accrued expenses	$—	$—	$427

Value of Parent Company restricted stock units issued in lieu of cash bonuses	$—	$—	$207

Fair value of Parent Company stock options modified	$—	$—	$960

Reclassification of derivative liability upon elimination of obligation	$—	$—	$9,249

Fair value of Series A convertible preferred stock beneficial conversion feature	$—	$9,500	$9,500

Accretion of Series A convertible preferred stock	$—	$9,500	$9,500

Conversion of notes payable into Series A convertible preferred stock	$—	$1,000	$1,000

Fair value of Series A and Series A-1 convertible preferred stock dividends	$8,610	$3,315	$11,925

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$434	$224	$658

Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$2,000	$—	$2,000

See accompanying notes to financial statements.

RXi PHARMACEUTICALS CORPORATION AND PREDECESSOR (RNAi)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business

Prior to April 13, 2011, Galena Biopharma, Inc. (“Galena” or the “Parent Company”) (formerly known as RXi Pharmaceuticals Corporation) was engaged primarily in conducting discovery research and preclinical development activities based on RNAi, and Galena’s financial statements for periods prior to April 13, 2011 reflected solely the assets, liabilities and results of operations attributable to its RNAi-based assets, liabilities and results of operations. On April 13, 2011, our former Parent Company broadened its strategic direction by adding the development and commercialization of cancer therapies that utilize peptide-based immunotherapy products, including a main product candidate, NeuVax, for the treatment of various cancers. On September 24, 2011, Galena contributed to RXi Pharmaceuticals Corporation (“RXi” or the “Company”), a newly formed subsidiary, substantially all of its RNAi-related technologies and assets. The newly formed RXi was incorporated on September 8, 2011 in preparation for the planned spinoff, which was completed on April 27, 2012. RXi was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

To date, the Company’s principal activities, including that of its predecessor, have consisted of conducting discovery research and preclinical development activities utilizing its RNAi therapeutic platform, initiating clinical development for its first lead therapeutic candidate, acquiring RNAi technologies and patent rights through exclusive, co-exclusive and non-exclusive licenses, recruiting an RNAi-focused management and scientific/clinical advisory team, capital raising activities and conducting business development activities aimed at establishing research and development partnerships with pharmaceutical and larger biotechnology companies.

On March 6, 2013, the Company entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company agreed to issue 3,765,230 shares of common stock at a price of $4.35 per share (the “Offering”). The gross proceeds from the Offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs, were approximately $15.7 million.

On July 23, 2013, the Company effected a 1-for-30 reverse stock split of our outstanding common stock in connection with a listing of our common stock on the NASDAQ Capital Market. Stockholders who would have otherwise been entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Series A convertible preferred stock (“Series A Preferred Stock”) were proportionately reduced and the respective conversion prices were proportionately increased. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

The Company expects to incur significant operating losses as it advances its product candidates through the drug development and regulatory process. The Company has generated significant losses to date, has not generated any product revenue to date and may not generate product revenue in the foreseeable future, if ever. In the future, RXi will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain RXi’s operations and meet RXi’s obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, RXi would be forced to scale back, or terminate the Company’s operations or to seek to merge with or to be acquired by another company. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s operations, including the planned Phase 2 programs for RXI-109, into the second quarter of fiscal 2015.

2. Summary of Significant Accounting Policies

Basis of Presentation — Historical financial information from the period January 1, 2003 through September 23, 2011 included in the Statements of Operations, Convertible Preferred Stock and Stockholders’ Equity, Divisional Equity, and Parent Company’s Net Deficit and Cash Flows for the cumulative period from inception (January 1, 2003) through December 31, 2013, has been “carved out” of the financial statements of our former Parent Company for such periods. Such financial information is limited to RNAi-related activities, assets and liabilities only, and excludes activities, assets and liabilities that are attributable to our former Parent Company’s cancer therapy activities. RXi was formed on September 8, 2011 and was not engaged in any activities other than its initial incorporation from September 8, 2011 to September 23, 2011.

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

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and certificates of deposits.

Restricted Cash — Restricted cash consists of certificates of deposit on hand with the Company’s financial institutions as collateral for its corporate credit cards.

Short-term Investments — The Company’s short-term investments consist of certificates of deposit with original maturities ranging from 6 months to 1 year.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company maintains cash balances in several accounts with one bank, which at times are in excess of federally insured limits. The Company has established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company’s investments are maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the exposure of any single issuer.

Fair Value of Financial Instruments — The carrying amounts reported in the balance sheet for cash equivalents, restricted cash, short-term investments, accounts payable and capital leases approximate their fair values due to their short-term nature or market rates of interest.

Equipment and Furnishings — Equipment and furnishings are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years for equipment and furniture) of the related assets.

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was approximately $99,000 and $147,000, respectively.

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including finite-lived intangible assets, for impairment on an annual basis, as of December 31, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The Company believes no impairment existed as of December 31, 2013 and 2012.

Stock-based Compensation — The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, officers and non-employee directors, including stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees” (“ASC 505-50”). Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the requisite service period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

Revenue Recognition — Principal sources of revenue consist of government research grants. Revenue from government grants is recognized over the respective contract periods as the services are performed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured, and no contingencies remain outstanding. Monies received prior to the recognition of revenue are recorded as deferred revenue.

Research and Development Expenses — Research and development costs are charged to expense as incurred and relate to salaries, employee benefits, facility-related expenses, supplies, stock-based compensation related to employees and non-employees involved in the Company’s research and development, external services, other operating costs and overhead related to our research and development departments, costs to acquire technology licenses and expenses associated with preclinical activities and our clinical trials. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed us with respect to services provided and/or materials that we have received.

        Preclinical and clinical trial expenses relate to third-party services, patient-related fees at the sites where our clinical trials are being conducted, laboratory costs, analysis costs, toxicology studies and investigator fees. Costs associated with these expenses are generally payable on the passage of time or when certain milestones are achieved. Expense is recorded during the period incurred or in the period in which a milestone is achieved. In order to ensure that we have adequately provided for preclinical and clinical expenses during the proper period, we maintain an accrual to cover these expenses. These accruals are assessed on a quarterly basis and are based on such assumptions as expected total cost, the number of patients and clinical trial sites and length of the study. Actual results may differ from these estimates and could have a material impact on our reported results. Our historical accrual estimates have not been materially different from our actual costs.

Patents and Patent Application Costs — Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are, therefore, expensed as incurred.

Income Taxes — The Company recognizes assets or liabilities for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized. The Company evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known.

Comprehensive Loss — The Company’s comprehensive loss is equal to its net loss for all periods presented.

Parent Company’s Net Deficit — The Parent Company’s Net Deficit of the Predecessor consists of CytRx Corporation’s (“CytRx”) initial investment in Galena and subsequent changes in Galena’s net investment resulting from Galena being an integrated part of CytRx. All disbursements for the Predecessor were made by CytRx.

Non-cash equity adjustments from Parent Company — Non-cash equity adjustments from Parent Company consist of credits for issuance of common stock for operational purposes, common stock and warrants issued to individuals engaged in RNAi activities, net of charges for the fair value of our former Parent Company’s warrants that were allocated to the RNAi business and accounted for as a cost of equity at the time of issuance.

Net loss per share — The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by weighted average number of common shares outstanding and the impact of all dilutive common shares. There were no potential dilutive common shares for all periods presented.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	December 31,
	2013	2012
Options to purchase common stock	2,556,269	2,128,266
Common stock underlying Series A and Series A-1 convertible preferred stock	24,313,108	23,707,454
Warrants to purchase common stock	4,615	4,615

Total	26,873,992	25,840,335

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

4. Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

The Company’s financial assets and liabilities are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are as defined as follows:

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

The Company categorized its restricted cash, cash equivalents and short-term investments as Level 2 hierarchy. The assets classified as Level 2 have initially been valued at transaction price and subsequently valued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,500	$—	$9,500	$—
Restricted cash	50	—	50	—
Short-term investments	3,000	—	3,000	—

Total assets measured and recorded at fair value	$12,550	$—	$12,550	$—

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$53	$—	$53	$—

Total assets measured and recorded at fair value	$53	$—	$53	$—

5. Capital Lease Obligations

The Company acquires equipment under capital leases, which is included in equipment and furnishings in the balance sheet. The cost and accumulated amortization of capitalized leased equipment was approximately $26,000 and $26,000 at December 31, 2013, respectively, and $26,000 and $17,000 at December 31, 2012, respectively. Amortization expense for capitalized leased equipment was approximately $9,000 and $19,000 for the years ended December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, the interest expense on these capital leases was negligible. At December 31, 2013, the Company had no outstanding capital leases.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following, in thousands:

	December 31,
	2013	2012
Employee compensation and benefits	$627	$403
Clinical development expenses	665	153
Professional fees	190	107
Research and development costs	130	104
Other	183	—

Total accrued expenses and other current liabilities	$1,795	$767

7. Commitments and Contingencies

License Commitments

The Company acquires assets under development and enters into research and development arrangements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, the Company is required to make royalty payments based upon a percentage of the sales of the products licensed pursuant to such agreements. Because of the contingent nature of these payments, they are not included in the table of contractual obligations shown below (see also Note 13).

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

The Company’s contractual license obligations that will require future cash payments as of December 31, 2013 are as follows, in thousands:

Year Ending December 31,
2014	$503
2015	153
2016	153
2017	153
2018	150
2019 and thereafter	575

Total	$1,687

Operating Leases

The Company leases certain office and laboratory space under various operating leases.

Total rent expense under the Company’s operating leases was $62,900 and $138,000 for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company’s future minimum payments required under operating leases are as follows, in thousands:

Year Ending December 31,
2014	$110
2015	118
2016	119
2017	117
2018	120
2019 and thereafter	30

Total	$614

The Company applies the disclosure provisions of FASB ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“ASC 460”), to its agreements that contain guarantee or indemnification clauses. The Company provides: (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third party claims arising from the services they provide to us. These indemnifications give rise only to the disclosure provisions of ASC 460. To date, the Company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities in its financial statements related to these indemnifications.

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

Series A Preferred Stock

At December 31, 2013, 15,000 shares of Series A Preferred Stock, $0.0001 par value per share, were authorized for issuance.

Issuance

        On April 27, 2012, upon the completion of the planned spinoff, the Company issued 9,500 shares of Series A Preferred Stock to Tang Capital Partners, L.P. (“TCP”) and RTW Investments, LLC. Upon the issuance of the Series A Preferred Stock, the Series A Preferred Stock was assessed under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and it was determined that it was not within the scope of ASC 480. Therefore, the Series A Preferred Stock was not considered a liability under ASC 480.

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

The Company recorded Series A Preferred Stock dividends of $8,198,000 and $3,315,000 during the years ended December 31, 2013 and 2012, respectively.

Liquidation Preference

The “Liquidation Preference” with respect to a share of Series A Preferred Stock represents an amount equal to the face amount of the shares plus all accrued and unpaid dividends on the Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares). In the event of a liquidation, dissolution, or winding up, whether voluntary or involuntary, no distribution shall be made to the holders of any shares of capital stock of the Corporation (other than Senior Securities pursuant to the rights, preferences and privileges thereof) unless prior thereto the holders of shares of Series A Preferred Stock have received the Liquidation Preference with respect to each share then outstanding.

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

Series A-1 Preferred Stock

At December 31, 2013, 5,000 shares of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”), $0.0001 par value per share, were authorized for issuance.

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

        Upon the issuance of the Series A-1 Preferred Stock, the Series A-1 Preferred Stock was assessed under ASC 480 and it was determined that it was not within the scope of ASC 480. Therefore, the Series A-1 Preferred Stock was not considered a liability under ASC 480.

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

The Company recorded Series A-1 Preferred Stock dividends of $412,000 during the year ended December 31, 2013 and no Series A-1 Preferred Stock dividends were recorded during the year ended December 31, 2012.

Liquidation Preference

The “Liquidation Preference” with respect to a share of Series A-1 Preferred Stock represents an amount equal to the face amount of the shares plus all accrued and unpaid dividends on the Series A-1 Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares). In the event of a liquidation, dissolution, or winding up, whether voluntary or involuntary, no distribution shall be made to the holders of any shares of capital stock of the Corporation (other than Senior Securities pursuant to the rights, preferences and privileges thereof) unless prior thereto the holders of shares of Series A-1 Preferred Stock have received the Liquidation Preference with respect to each share then outstanding. The liquidation preference of the Series A Preferred Stock is pari passu with the liquidation preference of the Series A-1 Preferred Stock.

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

9. Common Stock

Common Stock Issuances

On March 1, 2013, the Company entered into an asset purchase agreement with OPKO Health, Inc. (“OPKO”) pursuant to which the Company acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other related assets (the “OPKO Asset Purchase”). Upon the close of the asset purchase agreement with OPKO on March 12, 2013, the Company issued to OPKO 1,666,666 shares of common stock. Under the asset purchase agreement, the Company will make, if applicable, up to $50 million per product in development and commercialization milestones for the successful development and commercialization of products utilizing the acquired OPKO intellectual property. In addition, if applicable, upon commercialization of these products the Company will make royalty payments to OPKO.

The Company assessed the OPKO Asset Purchase under FASB ASC Topic 805, “Business Combinations” (“ASC 805”), and it was determined that the transaction be accounted for as a purchase of assets, as the acquired assets did not constitute a business under the guidance of ASC 805. The assets purchased from OPKO are at an early stage of development, and, as such, determining the future economic benefit of the OPKO RNAi assets at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock, on the date of the transfer of the assets, of March 12, 2013. Accordingly, the fair value of the OPKO Asset Purchase of $12,250,000 was expensed as in-process research and development during the year ended December 31, 2013.

On March 6, 2013, the Company entered into a SPA, pursuant to which the Company agreed to issue a total of 3,765,230 shares of common stock at a price of $4.35 per share. The gross proceeds from the Offering, which closed on March 12, 2013, were approximately $16.4 million, and the net proceeds, after payment of commissions and other costs, were approximately $15.7 million.

10. Stock-Based Compensation

Stock Plans

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

As of December 31, 2013, an aggregate of 5,000,000 shares of common stock were reserved for issuance under the Company’s 2012 Incentive Plan, including 2,556,269 shares subject to outstanding common stock options granted under the 2012 Incentive Plan and 2,443,731 shares available for future grants. Each option shall expire within ten years of issuance. Stock options granted by the Company to employees generally vest as to 12.5% of the shares on the six-month and first anniversary of the grant date and 25% of the shares at the end of each successive three-year period until fully vested.

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

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For option grants for the year ended December 31, 2013 and 2012, the following assumptions were used:

	Year Ended December 31,
	2013	2012
Weighted average risk-free interest rate	1.26%	0.94%
Weighted average expected volatility	76.36%	88.70%
Weighted average expected option term (years)	5.93	6.05
Weighted average expected dividend yield	0.00%	0.00%

The weighted-average fair value of options granted during the years ended December 31, 2013 and 2012 was $4.05 and $2.10 per share, respectively.

        The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption is based upon the volatility of a composition of comparable companies. The expected life assumption for employee grants were based upon the simplified method provided for under ASC 718-10 and the expected life assumptions for non-employees were based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends. The Company has estimated an annualized forfeiture rate of 5.0% for options granted to its employees and 0% forfeiture rate for the directors. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

The following table summarizes the activity of Company’s stock option plan for the period January 1, 2012 to December 31, 2013:

	Stock Options	Weighted Average Exercise Price
Balance at January 1, 2012	—	$—
Granted	2,128,266	3.00
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2012	2,128,266	$3.00
Granted	430,003	6.16
Exercised	(2,000)	2.55
Cancelled	—	—

Outstanding, December 31, 2013	2,556,269	$3.47

Exercisable, December 31, 2013	1,023,597	$3.26

Stock-based compensation expense for the years ended December 31, 2013 and 2012 was approximately $1,979,000 and $968,000, respectively. Of this, the Company recognized approximately $43,000 and $114,000 of expense related to non-employee stock options for the same period. There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized.

The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2013 was 8.59 years and 8.48 years, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2013 was $555,000, of which $234,000 related to exercisable stock options. The intrinsic value of stock options exercised was $2,000 for the year ended December 31, 2013. No options were exercised during the year ended December 31, 2012.

As of December 31, 2013, the compensation expense for all unvested stock options in the amount of approximately $3,627,000 will be recognized in our results of operations over a weighted average period of 2.48 years.

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

The fair value was estimated using the Black-Scholes option-pricing model.

The following assumptions were used to value the shares under the ESPP for the period ended December 31, 2013:

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

The weighted average fair value of stock purchase rights granted as part of the ESPP was $2.04 for the year ended December 31, 2013.

The Company recorded $10,200 of stock-based compensation expense for the year ended December 31, 2013 related to the ESPP. The Company issued 11,265 shares during the year ended December 31, 2013 and at December 31, 2013, 38,735 shares were available for issuance under the ESPP.

Predecessor Stock-Based Compensation Expense

Stock-based compensation expense prior to the completion of the spinoff on April 27, 2012 was allocated to the Company’s carved-out financial statements based on an estimate of time spent by Galena employees, board members, scientific advisory board members and outside consultants on RXi related matters. Galena options held by current RXi employees were cancelled at the date of the completion of the spin-off except for options to purchase an aggregate of 477,191 shares of Galena common stock. The Company will continue to recognize stock compensation expense on the non-cancelled options as they vest. Under the terms of the option awards, these options will continue to vest as long as the individuals are employed by RXi. As of December 31, 2013, 468,941 options remain outstanding with a range of exercise prices from $0.65 to $7.50.

Of the total stock-based compensation expense recorded by the Company, approximately $13,100 and $283,000 related to options issued by our former Parent Company for the years ended December 31, 2013 and 2012, respectively.

11. Development Stage Supplemental Equity Disclosure

Summarized below are the Company’s equity (common stock and common stock options) transactions since the Company’s inception through December 31, 2013.

Type of Security	Date of Issuance	Shares of Common Stock	Dollar Amount of Consideration ($)	Price per Share or Exercise Price per Share ($)	Counter Party to Transaction	Nature of Non-Cash Consideration	Basis of Assigning Cost
Common Stock	September 8, 2011	100	—	0.01	Galena	NA	Cash
Common Stock	April 27, 2012	3,347,996	NA	0.27	Galena	NA	Independent Third Party Valuation
Common Stock	April 27, 2012	1,394,997	NA	4.43	Advirna	Intellectual Properties	Market Value
Common Stock	Various - 2012	546,014	NA	0.41	Conversion of Series A Preferred Stock	NA	Cost Basis
Common Stock	March 12, 2013	3,765,230	15,651	4.35	PIPE	NA	Net Cash
Common Stock	March 12, 2013	1,666,666	NA	4.35	Opko	Intellectual Properties	Market Value
Common Stock	Various - 2013	1,056,684	NA	0.41	Conversion of Series A Preferred Stock	NA	Cost Basis
Common Stock	September 11, 2013	2,000	5	2.55	Exercise of Stock Options	NA	Cash
Common Stock	December 31, 2013	11,265	28	2.61	ESPP	NA	Cash

12. Income Taxes

The components of federal and state income tax expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current
Federal	$—	$—
State	—	—

Total current	—	—
Deferred
Federal	(9,123)	(1,903)
State	(2,002)	(484)

Total deferred	(11,125)	(2,387)
Valuation allowance	11,125	2,387

Total income tax expense	$—	$—

The components of net deferred tax assets are as follows (in thousands):

	As of December 31,
	2013	2012
Net operating loss carryforwards	$6,590	$3,054
Tax credit carryforwards	146	3
Stock based compensation	861	282
Licensing deduction deferral	6,864	57
Other timing differences	165	105

Gross deferred tax assets	14,626	3,501
Valuation allowance	(14,626)	(3,501)

Net deferred tax asset	$—	$—

The Company’s deferred tax assets at December 31, 2013 and 2012 consisted primarily of its net operating loss carryforwards, tax credit carryforwards, Section 197 intangible assets capitalized for federal income tax purposes and certain accruals that for tax purposes are not deductible until future payment is made.

The Company has incurred net operating losses since inception. At December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $30.3 million, which are available to reduce future taxable income expiring in 2033. Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a full deferred income tax valuation allowance has been recorded against these assets.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable.

The Company files income tax returns in the U.S. and Massachusetts. The Company is subject to tax examinations for the 2013 tax year. The Company has not recorded any uncertain tax positions as of December 31, 2013 or 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. RXi has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expenses.

13. License Agreements

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

        The UMMS license was effective on April 15, 2003, and will remain in effect until the expiration of all issued patents within the “patent rights” (as defined), unless earlier terminated in accordance with the provisions of the license. In the event that either party commits a material breach of its obligations under the UMMS license and fails to cure that breach within 60 days after receiving written notice thereof, the other party may terminate the UMMS license immediately upon written notice to the party in breach.

Advirna. We have entered into agreements with Advirna, or their surviving entity, pursuant to which Advirna assigned to us its existing patent and technology rights related to sd-rxRNA technology in exchange for our agreement to pay Advirna an annual maintenance fee of $100,000 and a one-time milestone payment of $350,000 upon the issuance of the first patent with valid claims covering the assigned technology. Additionally, we will be required to pay a 1% royalty to Advirna on any licensing revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. We also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics and diagnostics and issued to Advirna, upon the completion of the spin-off transaction, 1,394,997 shares of common stock. The Company recorded research and development expense of $6,173,000 during the year ended December 31, 2012 to recognize the fair value of the common shares issued in exchange for the sd-rxRNA® patent and technology rights assigned to RXi by Advirna.

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

14. Related Party Transactions

On September 24, 2011, the Company entered into an agreement with Advirna, which was co-founded by the Company’s former Senior Vice President and Chief Scientific Officer, pursuant to which Advirna assigned to RXi its existing patent and technology rights related to sd-rxRNA® technology in exchange for the Company’s agreement to pay Advirna an annual maintenance fee, other consideration upon the achievement of certain milestones and issued to Advirna 1,394,997 shares of common stock at the date of the completion of the spinoff. We also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics and diagnostics (see also Note 13).

15. Subsequent Events

On January 24, 2014, the Company entered into an exchange agreement with TCP pursuant to which TCP exchanged a total of 3,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock. The terms of the Series A-1 Preferred Stock are identical in all respects to the Series A Preferred Stock, other than the elimination of cash penalties that would potentially be due and payable upon the failure of the Company to have enough shares of Common Stock available to permit the conversion of Series A Preferred Stock into Common Stock. As a result of the elimination of this penalty, the face value of the Series A-1 Preferred Stock will be reclassified on our balance sheet from mezzanine to stockholders’ equity, which reclassification will be reflected in the quarter ending March 31, 2014 and will result in the addition of $3 million to stockholders’ equity.

Also on January 24, 2014, the Company filed a Certificate of Increase with the Secretary of State of the State of Delaware, increasing the total authorized shares of Series A-1 Preferred Stock from 5,000 shares to 10,000 shares.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework . Based on our assessment using the COSO criteria, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

This Annual Report on Form 10-K provides only management’s report. As a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

        In November 2013, the Company signed a distribution agreement with Ethicor Ltd. (“Ethicor”), a UK-based unlicensed medicinal products (“Specials”) pharmaceutical company. The agreement provides Ethicor with the distribution rights to RXI-109 in the European Union, with the possibility to negotiate in the future to extend such rights to other regions of the world, excluding the United States, Canada and Mexico. Ethicor must pay us a double-digit percentage of any gross profits from its sales of RXI-109. Ethicor’s distribution rights continue until the agreement is terminated; provided, however, that should we obtain marketing authorization for RXI-109 in any of the countries covered by the agreement, we have the option to terminate the agreement with respect to each such country in which marketing authorization has been obtained. Under the European medicines legislation (Directive 2001/83/EC, Article 5(1)), we expect that Ethicor will be able to supply, prior to regulatory approval, RXI-109 as a “Special” drug. A “Special” drug may be requested by an authorized health-care professional to meet the special needs of an individual patient under their direct responsibility. The collaboration is important for health-care professionals and patients who can get safe controlled early access to a development drug and is a significant milestone for the Company, not only in possible early revenue, but as increased exposure to RXI-109 may be key in accelerating the development of our drug.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will file a definitive proxy statement for our 2014 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the fiscal year end of December 31, 2013. The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Our financial statements are set forth in Item 8 to this Annual Report on Form 10-K.

Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

Exhibits

The exhibits listed on the Exhibit Index beginning on page II-4, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RXi PHARMACEUTICALS CORPORATION

By:	/ S / GEERT CAUWENBERGH
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and Chief Financial Officer

Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S / GEERT CAUWENBERGH Geert Cauwenbergh, Dr. Med. Sc.	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 28, 2014

/ S / CAITLIN KONTULIS Caitlin Kontulis	Controller and Secretary (Principal Accounting Officer)	March 28, 2014

/ S / KEITH L. BROWNLIE Keith L. Brownlie	Director	March 28, 2014

/ S / ROBERT J. BITTERMAN Robert J. Bitterman	Director	March 28, 2014

/ S / H. PAUL DORMAN H. Paul Dorman	Director	March 28, 2014

/ S / CURTIS A. LOCKSHIN Curtis A. Lockshin	Director	March 28, 2014

Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

2.1	Contribution Agreement, dated as of September 24, 2011, between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation).	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-177498)	December 8, 2011

2.2	Securities Purchase Agreement, dated as of September 24, 2011, among RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), Galena Biopharma, Inc. (formerly RXi Pharmaceuticals Corporation), Tang Capital Partners, LP and RTW Investments, LLC.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-177498)	December 8, 2011

2.3	Asset Purchase Agreement, dated March 1, 2013, between RXi Pharmaceuticals Corporation and OPKO Health, Inc. +	Quarterly Report on Form 10-Q (File No. 000-54910)	March 15, 2013

3.1	Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-177498)	February 7, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Current Report on Form 8-K (File No. 000-54910)	July 22, 2013

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of RXi Pharmaceuticals Corporation.	Amendment No. 4 to Registration Statement Form S-1 (File No. 333-177498)	February 7, 2012

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock of RXi Pharmaceuticals Corporation.	Quarterly Report on Form 10-Q (File No. 000-54910)	August 14, 2013

3.5	Certificate of Increase, filed with the Secretary of State of the State of Delaware on January 24, 2014.	Current Report of Form 8-K (File No. 000-54910)	January 24, 2014

3.6	Amended and Restated Bylaws of RXi Pharmaceuticals Corporation.	Quarterly Report on Form 10-Q (File No. 333-177498)	May 14, 2012

4.1	Secured Convertible Promissory Note, dated September 24, 2011 of RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), issued to Tang Capital Partners, LP.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

4.2	Secured Convertible Promissory Note, dated September 24, 2011 of RXi Pharmaceuticals Corporation (formerly RNCS, Inc.), issued to RTW Investments, LLC.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.1	Employment Agreement, dated September 24, 2011, between RXi Pharmaceuticals Corporation (formerly, RNCS, Inc.) and Pamela Pavco, Ph.D.*	Current Report on Form 8-K of Galena Biopharma, Inc. (File No. 001-33958)	September 26, 2011

10.2	License Agreement between RXi Pharmaceuticals Corporation and Dharmacon, Inc. (now part of Thermo Fisher Scientific Inc.), dated October 29, 2007.(+)	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.3	Non-Exclusive License Agreement, between CytRx Corporation and the University of Massachusetts Medical School, related to UMMS disclosure number 01-36, dated April 15, 2003, as amended February 1, 2004.(+)	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.4	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Advirna, LLC, effective as of September 24, 2011.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.5	Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated September 25, 2007.	Amendment No. 1 to the Registration Statement on Form S-1 of Galena Biopharma, Inc. (File No. 333-147009)	November 19, 2007

10.6	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated January 23, 2009.	Current Report on Form 8-K of Galena Biopharma, Inc. (File No. 001-33958)	January 29, 2009

10.7	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated March 5, 2009.	Quarterly Report on Form 10-Q of Galena Biopharma, Inc. (File No. 001-33958)	May 15, 2009

10.8	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated August 28, 2008.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.9	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated November 4, 2008.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.10	Amendment to Lease between RXi Pharmaceuticals Corporation and Newgate Properties, LLC for One Gateway Place, Worcester, Massachusetts 01605, dated June 9, 2011.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.11	RXi Pharmaceuticals Corporation 2012 Long Term Incentive Plan.*	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012

10.12	Form of Incentive Stock Option Award.*	Registration Statement on Form S-1 (File No. 333-191236	September 18, 2013

10.13	Form of Non-qualified Stock Option Award.*	Registration Statement on Form S-1 (File No. 333-191236	September 18, 2013

10.14	Form of Restricted Stock Unit Award.*	Registration Statement on Form S-1 (File No. 333-191236	September 18, 2013

10.15	Amendment to RXi Pharmaceuticals Corporation Long-Term Incentive Plan.*	Registration Statement on Form S-1 (File No. 333-191236	September 18, 2013

10.16	RXi Pharmaceuticals Corporation Employee Stock Purchase Plan.*	Registration Statement on Form S-1 (File No. 333-191236	September 18, 2013

Exhibit Number	Description	Incorporated by Reference Herein
		Form	Date

10.17	Form of Indemnification Agreement.*	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012

10.18	Employment Agreement, dated April 27, 2012, between RXi Pharmaceuticals Corporation and Geert Cauwenbergh, Dr. Med. Sc.*	Current Report on Form 8-K (File No. 333-177498)	May 3, 2012

10.19	Securities Purchase Agreement, dated as of March 6, 2013, among RXi Pharmaceuticals Corporation and the purchasers named therein.	Current Report on Form 8-K (File No. 000-54910)	March 7, 2013

10.20	Lease Agreement dated December 17, 2013 between RXi Pharmaceuticals Corporation and 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC	Current Report on Form 8-K (File No. 000-54910)	December 20, 2013

10.21	Manufacturing and Distribution Agreement, dated November 14, 2013 between RXi Pharmaceuticals Corporation and Ethicor Pharmaceuticals Ltd.**** +

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm.****

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.****

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.****

101	The following financial information from the Annual Report on Form 10-K of RXi Pharmaceuticals Corporation for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2013 and December 31, 2012; (2) Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from January 1, 2003 (inception) to December 31, 2013; (3) Statements of Convertible Preferred Stock and Statements of Stockholders’ Equity for the period from September 24, 2011 to December 31, 2013, Divisional Equity for the period from April 3, 2006 to September 23, 2011 and Parent Company’s Net Deficit for the period from January 1, 2003 (date of inception) to December 31, 2006; (4) Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the cumulative period from January 1, 2003 (inception) to December 31, 2013; and (4) Notes to Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.
****	Filed herewith.
+	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.