Form 10-Q
period 2014-03-31
RXi Pharmaceuticals Corp
filed 2014-05-14
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54910

RXi Pharmaceuticals Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-3215903
(State of incorporation)	(I.R.S. Employer Identification No.)

257 Simarano Drive, Suite 101, Marlborough, MA 01752

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

As of May 9, 2014, RXi Pharmaceuticals Corporation had 14,027,167 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED MARCH 31, 2014

INDEX

Part No.	Item No.	Description	Page No.

I		FINANCIAL INFORMATION

	1	Financial Statements (unaudited)	3
		Condensed Balance Sheets as of March 31, 2014 and December 31, 2013	3
		Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and the cumulative period from January 1, 2003 (date of inception) to March 31, 2014	4
		Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the cumulative period from January 1, 2003 (date of inception) to March 31, 2014	5
		Notes to Condensed Financial Statements	7
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	3	Quantitative and Qualitative Disclosures About Market Risk	17
	4	Controls and Procedures	17

II		OTHER INFORMATION	17

	1	Legal Proceedings	17
	1A	Risk Factors	18
	2	Unregistered Sales of Equity Securities and Use of Proceeds	18
	3	Defaults Upon Senior Securities	18
	4	Mine Safety Disclosures	18
	5	Other Information	18
	6	Exhibits	18

Index to Exhibits			18

Signatures			19
EX-31.1 SARBANES-OXLEY ACT SECTION 302
EX-32.1 SARBANES-OXLEY ACT SECTION 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,010	$11,390
Restricted cash	50	50
Short-term investments	3,000	3,000
Prepaid expenses and other current assets	226	303

Total current assets	12,286	14,743
Equipment and furnishings, net	155	177
Other assets	18	18

Total assets	$12,459	$14,938

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277	$163
Accrued expenses and other current liabilities	1,024	1,795
Deferred revenue	89	118

Total current liabilities	1,390	2,076

Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 15,000 shares authorized; 4,850 and 7,920 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (at liquidation value)	4,850	7,920
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A-1 convertible preferred stock, $0.0001 par value, 10,000 shares authorized; 4,620 and 2,054 issued and outstanding at March 31, 2014 and December 31, 2013, respectively (at liquidation value)	4,620	2,054
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 13,427,167 and 11,788,045 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	41,964	40,969
Deficit accumulated during the developmental stage	(40,366)	(38,082)

Total stockholders’ equity	6,219	4,942

Total liabilities, convertible preferred stock and stockholders’ equity	$12,459	$14,938

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

			Predecessor (RNAi) and RXi
	For the Three Months Ended March 31,		Period from January 1, 2003 (Date of Inception) to March 31, 2014
	2014	2013
Revenues:
Grant revenues	$29	$53	$525

Total revenues	29	53	525
Operating Expenses:
Research and development expenses (1)	1,476	13,771	75,309
General and administrative expenses (1)	843	676	44,377

Total operating expenses	2,319	14,447	119,686

Operating loss	(2,290)	(14,394)	(119,161)

Interest income (expense), net	6	—	628
Other income (expense), net	—	(3)	6,441

Net loss	(2,284)	(14,397)	(112,092)
Accretion of Series A and Series A-1 convertible preferred stock and dividends	(1,755)	(3,547)	(23,180)

Net loss applicable to common stockholders	$(4,039)	$(17,944)	$(135,272)

Net loss per common share applicable to common stockholders (Note 1):
Basic and diluted	$(0.32)	$(2.76)

Weighted average common shares:
Basic and diluted	12,616,086	6,496,095

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$210	$425
General and administrative	281	203

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,		Predecessor (RNAi) and RXi
	2014	2013	Period from January 1, 2003 (Date of Inception) to March 31, 2014
Cash flows from operating activities:
Net loss	$(2,284)	$(14,397)	$(112,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	26	932
Loss on disposal of equipment	—	—	44
Non-cash rent expense	—	—	29
Accretion and receipt of bond discount	—	—	35
Non-cash share-based compensation	491	628	21,404
Fair value of common stock warrants issued in exchange for services	—	—	13
Fair value of common stock issued in exchange for patent and technology rights	—	12,250	18,423
Fair value of Parent Company’s shares mandatorily redeemable for cash upon exercise of warrants	—	—	(785)
Fair value of Parent Company’s common stock and common stock warrants issued in exchange for services	—	—	2,689
Change in fair value of derivatives of Parent Company issued in connection with various equity financings	—	—	(5,604)
Loss on exchange of equity instruments	—	—	900
Fair value of Parent Company common stock issued in exchange for licensing rights	—	—	3,954
Changes in operating assets and liabilities:
Prepaid expenses and other assets	77	110	(208)
Accounts payable	114	(50)	277
Due to former parent	—	—	390
Accrued expenses and other current liabilities	(771)	(54)	1,660
Deferred revenue	(29)	359	89

Net cash used in operating activities	(2,380)	(1,128)	(67,850)

Cash flows from investing activities:
Change in restricted cash	—	—	(50)
Purchases of short-term investments	—	—	(46,532)
Maturities of short-term investments	—	—	43,497
Cash paid for purchase of equipment and furnishings	—	—	(838)
Proceeds from disposal of equipment and furnishings	—	—	32
Cash paid for lease deposit	—	—	(65)

Net cash used in investing activities	—	—	(3,956)

Cash flows from financing activities:
Cash contributions from Parent Company, net	—	—	55,923
Proceeds from issuance of Series A convertible preferred stock	—	—	8,500
Proceeds from issuance of convertible notes payable	—	—	1,000
Net proceeds from the issuance of common stock	—	15,647	15,651
Proceeds from exercise of stock options	—	—	5
Cash paid in lieu of fractional shares for 1:30 reverse stock split	—	—	(12)
Proceeds from issuance of common stock in connection with employee stock purchase plan	—	—	28
Repayments of capital lease obligations	—	(3)	(279)

Net cash provided by financing activities	—	15,644	80,816

Net increase (decrease) in cash and cash equivalents	(2,380)	14,516	9,010
Cash and cash equivalents at the beginning of period	11,390	5,127	—

Cash and cash equivalents at end of period	$9,010	$19,643	$9,010

	For the Three Months Ended March 31,		Predecessor (RNAi) and RXi
	2014	2013	Period from January 1, 2003 (Date of Inception) to March 31, 2014
Supplemental disclosure of cash flow information:
Cash received during the period for interest	$6	$—	$754

Cash paid during the period for interest	$—	$—	$38

Supplemental disclosure of non-cash investing and financing activities:
Settlement of corporate formation expenses in exchange for Parent Company common stock	$—	$—	$978

Fair value of derivatives issued in connection with Parent Company common stock	$—	$—	$14,051

Fair value of Parent Company shares mandatorily redeemable for cash upon exercise of warrants	$—	$—	$785

Allocation of management expenses	$—	$—	$551

Equipment and furnishings exchanged for Parent Company common stock	$—	$—	$48

Equipment and furnishings acquired through capital lease	$—	$—	$277

Non-cash lease deposit	$—	$—	$50

Value of Parent Company restricted stock units and common stock issued in lieu of bonuses included in accrued expenses	$—	$—	$427

Value of Parent Company restricted stock units issued in lieu of cash bonuses	$—	$—	$207

Fair value of Parent Company stock options modified	$—	$—	$960

Reclassification of derivative liability upon elimination of obligation	$—	$—	$9,249

Fair value of Series A convertible preferred stock beneficial conversion feature	$—	$—	$9,500

Accretion of Series A convertible preferred stock	$—	$—	$9,500

Conversion of notes payable into Series A convertible preferred stock	$—	$—	$1,000

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$672	$—	$1,330

Fair value of Series A and Series A-1 convertible preferred stock dividends	$1,755	$3,547	$13,680

Series A and Series A-1 convertible preferred stock dividends	$168	$170	$1,245

Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$3,000	$—	$5,000

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

RXi Pharmaceuticals Corporation (“RXi” or the “Company”) is a biotechnology company focused on discovering, developing and commercializing innovative therapies based on its proprietary, next-generation RNAi platform. Therapeutics that use RNA interference, or “RNAi,” have great promise because of their ability to “silence,” or down-regulate, the expression of a specific gene that may be overexpressed in a disease condition. The Company’s first RNAi product candidate, RXI-109, commenced human clinical trials in 2012. RXI-109 targets connective tissue growth factor (“CTGF”), a key regulator of fibrosis and scar formation, and is initially being developed to reduce or inhibit scar formation in the skin following surgery. The Company’s pipeline includes a clinical program in anti-scarring, a pre-clinical program in ophthalmology and a discovery program to identify potential sd-rxRNA® lead compounds and targets from the RNAi-related assets acquired from OPKO Health, Inc.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures included in the Company’s annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the condensed financial statements have been included. Interim results are not necessarily indicative of results for a full year.

Historical financial information from the period January 1, 2003 through September 23, 2011 included in the condensed financial statements for the cumulative period from inception (January 1, 2003) through March 31, 2014, has been “carved out” of the financial statements of the Company’s former parent company for such periods. Such financial information includes only our former parent company’s RNAi-related activities, assets and liabilities.

Uses of estimates in preparation of financial statements

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and certificates of deposit.

Restricted Cash

Restricted cash consists of certificates of deposit held by financial institutions as collateral for the Company’s corporate credit cards.

Short-term Investments

The Company’s short-term investments consist of certificates of deposit with original maturities ranging from 6 months to 1 year.

Revenue Recognition

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2014	2013
Options to purchase common stock	2,581,268	2,128,266
Common stock underlying Series A and Series A-1 convertible preferred stock	23,084,880	24,122,332
Warrants to purchase common stock	4,615	4,615

Total	25,670,763	26,255,213

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

Description	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,000	$—	$3,000	$—
Restricted cash	50	—	50	—
Short-term investments	3,000	—	3,000	$—

Total	$6,050	$—	$6,050	$—

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,500	$—	$9,500	$—
Restricted cash	50	—	50	—
Short-term investments	3,000	—	3,000	$—

Total	$12,550	$—	$12,550	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash, short-term investments and accounts payable approximate their fair values due to their short-term nature.

3. Preferred Stock

At March 31, 2014, 15,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”), $0.0001 par value per share, were authorized for issuance.

The following table summarizes the Series A Preferred Stock activity for the three months ended March 31, 2014:

Issued and Outstanding at January 1, 2014	7,920
Conversions of Series A Preferred Stock into common stock	(166)
Exchange of Series A Preferred Stock into Series A-1 Preferred Stock	(3,000)
Dividends issued on Series A Preferred Stock	96

Issued and Outstanding at March 31, 2014	4,850

Accounting Treatment

The Series A Preferred Stock has been classified outside of permanent equity (within the mezzanine section between liabilities and equity on the condensed balance sheets) as the Company may not be able to control the actions necessary to issue the maximum number of common shares needed to provide for a conversion in full of the then outstanding Series A Preferred Stock, at which time a holder of the Series A Preferred Stock may elect to redeem their preferred shares outstanding in the amount equal to the face value per share, plus unpaid accrued dividends. The Company’s Series A-1 convertible preferred stock (the “Series A-1 Preferred Stock”) has the same rights, privileges and preferences as the Series A Preferred Stock, but does not provide for any potential payment in cash in the event that the Company has insufficient shares of common stock authorized to honor conversions. Accordingly, Series A-1 Preferred Stock is classified within permanent equity. The Series A-1 Preferred Stock are discussed further in Note 4 to the notes of the financial statements.

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

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $1,010,000 and $3,547,000 for the three months ended March 31, 2014 and 2013, respectively.

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

During the three months ended March 31, 2014, 166 shares of Series A Preferred Stock were converted into 405,720 shares of common stock.

Exchange Transaction

On January 24, 2014, the Company entered into an exchange agreement (the “Exchange Agreement”) with Tang Capital Partners, L.P. (“TCP”) pursuant to which TCP exchanged a total of 3,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock. As result of this transaction, the face value of the Series A Preferred Stock was reclassified as Series A-1 Preferred Stock in the Company’s condensed balance sheet as of March 31, 2014, which resulted in a corresponding increase in stockholder’s equity as of March 31, 2014.

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

4. Stockholder’s Equity

Series A-1 Preferred Stock

At March 31, 2014, 10,000 shares of Series A-1 Preferred Stock, $0.0001 par value per share, were authorized for issuance. On January 24, 2014, the Company filed a Certificate of Increase with the Secretary of State of the State of Delaware amending the Company’s previously filed Certificate of Designation for the Series A-1 Preferred Stock to increase the total number of shares of Series A-1 Preferred Stock authorized to 10,000 shares. The following table summarizes the Series A-1 Preferred Stock activity for the three months ended March 31, 2014:

Issued and Outstanding at January 1, 2014	2,054
Conversion of Series A-1 Preferred Stock	(506)
Exchange of Series A Preferred Stock into Series A-1 Preferred Stock	3,000
Dividends issued on Series A-1 Preferred Stock	72

Issued and Outstanding at March 31, 2014	4,620

Accounting Treatment

The Series A-1 Preferred Stock has been classified as permanent equity as the Company is not required to effect a net cash settlement in the instance that the Company does not have enough shares of common stock available to permit the conversion of Series A-1 Preferred Stock into common stock. There are no other redemption triggering events related to the Series A-1 Preferred Stock that would require classification outside of permanent equity.

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

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $745,000 for the three months ended March 31, 2014.

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

During the three months ended March 31, 2014, 506 shares of Series A-1 Preferred Stock were converted into 1,233,402 shares of common stock.

Exchange Transaction

On January 24, 2014, the Company entered into the Exchange Agreement with TCP pursuant to which TCP exchanged a total of 3,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock. As result of this transaction, the face value of the Series A-1 Preferred Stock was increased in the Company’s condensed balance sheet as of March 31, 2014, which resulted in a corresponding increase in stockholder’s equity as of March 31, 2014.

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

Common Stock

The Company currently has authorized a total of 1,500,000,000 shares of common stock, $0.0001 par value per share, for issuance.

5. Stock-Based Compensation

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

Stock-Based Compensation

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. There were no option grants awarded during the three months ended March 31, 2013. For option grants issued in the three month period ended March 31, 2014, the following assumptions were used:

	For the Three Months Ended March 31,
	2014	2013
Weighted average risk-free interest rate	2.96%	N/A
Weighted average expected volatility	106.64%	N/A
Weighted average expected lives (years)	9.83	N/A
Weighted average expected dividend yield	0.00%	N/A
Weighted average grant date fair value per share of options granted	$4.62	N/A

The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption is based upon the volatility of a composition of comparable companies. The expected life assumption for employee grants was based upon the simplified method provided for under ASC 718-10 and the expected life assumptions for non-employees was based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The following table summarizes the activity of Company’s stock option plan for the period January 1, 2014 to March 31, 2014:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2014	2,556,269	$3.47
Granted	24,999	5.02
Exercised	—	—
Cancelled	—	—

Balance at March 31, 2014	2,581,268	$3.48	8.36 years	$2,879,168

Exercisable at March 31, 2014	1,159,004	$3.32	8.25 years	$1,341,673

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was approximately $491,000 and $628,000, respectively. Of this, the Company recognized approximately $37,000 and $52,000 of expense related to non-employee stock options for the same period.

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

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights. There were no stock rights issued during the three months ended March 31, 2013. For stock rights issued in the three month period ended March 31, 2014, the following assumptions were used:

	For the Three Months Ended March 31,
	2014	2013
Risk-free interest rate	0.09%	N/A
Expected volatility	94.99%	N/A
Expected lives (years)	0.50	N/A
Expected dividend yield	0.00%	N/A
Weighted average grant date fair value per share of options granted	$0.88	N/A

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

The Company recorded $6,600 of stock-based compensation expense for the three months ended March 31, 2014 related to the ESPP.

6. Subsequent Events

On April 22, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the Purchase Agreement.

Pursuant to the Purchase Agreement, on April 22, 2014, LPC purchased 500,000 shares of the Company’s common stock at $4.00 per share, with gross proceeds to the Company of $2,000,000 and the Company issued 100,000 shares of common stock to LPC as a commitment fee.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation.

This management’s discussion and analysis of financial condition as of March 31, 2014 and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 28, 2014.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intend,” “believe,” “indicate,” “plan,” “expect,” “may,” “should,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109 and our other product candidates; the timing and future success of our clinical trials with RXI-109; our expectation that we will complete our Phase 2 clinical trials for RXI-109 within anticipated time periods and budgets; our ability to implement cost-saving measures and statements about other future expectations. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with RXI-109 may not be successful in evaluating the continued safety and tolerability of RXI-109 or providing preliminary evidence of the reduction of formation of surgical scars; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with RXI-109; and those identified in our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Risk Factors,” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

Overview

We are a biotechnology company focused on discovering, developing and commercializing innovative therapies based on our proprietary, next-generation RNAi platform. Therapeutics that use RNA interference, or RNAi,” have great promise because of their ability to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. The Company’s first RNAi product candidate, RXI-109, commenced human clinical trials in 2012. RXI-109 targets connective tissue growth factor (“CTGF”), a key regulator of fibrosis and scar formation, and is initially being developed to reduce or inhibit scar formation in the skin following surgery. The Company’s pipeline includes a clinical program in anti-scarring, a pre-clinical program in ophthalmology and a discovery program to identify potential sd-rxRNA® lead compounds and targets from the RNAi-related assets acquired from OPKO Health, Inc. (“OPKO”).

By utilizing the expertise in RNAi and the comprehensive RNAi platform that we have established, we believe that we have discovered and will be able to discover and develop lead compounds and progress them into and through clinical development for potential commercialization. Our proprietary therapeutic platform is comprised of novel RNAi compounds, referred to as rxRNA® compounds, that are distinct from, and we believe convey significant advantages over, conventional siRNA (conventionally-designed “small interfering RNA” compounds), and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs. We have developed a number of unique forms of rxRNA compounds, all of which have been shown to be highly potent both in vitro and in preclinical in vivo models. These RNAi compounds include rxRNAori® and sd-rxRNA, or “self-delivering” RNA. Based on our research, we believe that these different, novel siRNA configurations have various potential advantages for therapeutic use. These potential advantages include high potency, increased resistance to nucleases and modifications to eliminate off-target effects, and, in the case of the sd-rxRNA compounds, access to cells and tissues with no additional formulation required, and, hence, reduced cell toxicity, which is known to be an issue with unmodified siRNAs.

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

Based on the safety profile shown in our two Phase 1 clinical trials, we initiated a Phase 2 clinical trial for RXI-109 in November 2013 known as Study 1301. In this study, patients with a long hypertrophic scar in the lower abdominal area are eligible to receive scar revision surgery and subsequent treatment with RXI-109 in one of two treatment regimens. Patients receive RXI-109 and placebo on a blinded basis at the distal ends of their revised scar, leaving a central untreated section of the scar. Each patient’s revised scar area will provide the opportunity to compare the appearance of the revised areas after treatment with RXI-109 or placebo or when left untreated. This design allows for intra-subject comparison of the three revised scar segments, thereby increasing the power of the study.

The Company initiated a second Phase 2 clinical trial for RXI-109 in April 2014, known as Study 1401, for treatment to prevent recurrence of keloids in patients undergoing keloidectomy (removal of a keloid). In this study, two keloids of similar size and location on each patient are selected for keloidectomy. After this procedure, the lesions are closed and one is treated with RXI-109, and the other is treated with placebo. The study will follow patients for six months to evaluate the clinical evolution of the lesions which, in these enrolled patients, have a high risk for recurrence of keloids.

In 2014, we expect to initiate an additional Phase 2 study. The study will evaluate the effect of RXI-109 on suppressing recurrence of hypertrophic scars in the skin after scar revision surgery in various areas of the body.

Other Development Programs

While focusing our efforts on our RXI-109 development program, we also intend to continue to advance additional development programs both on our own and through collaborations with academic and corporate third parties.

Current programs in the discovery and preclinical stages include:

•	a Small Business Innovation Research grant to evaluate and develop sd-rxRNAs as potential therapeutics for the treatment of retinoblastoma;

•	a collaboration evaluating the potential to use a CTGF-targeting sd-rxRNA as a therapeutic to reduce or inhibit retinal scarring, which often occurs as a consequence of some retinal diseases and following retinal detachment; and

•	a discovery program to identify potential sd-rxRNA lead compounds and targets from the RNAi-related assets acquired from OPKO, which are at an early stage of development.

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

Market Opportunity

There are currently no FDA-approved therapeutics in the United States for the treatment and prevention of scars in the skin. However, there are over 42 million procedures in the United States each year that could potentially benefit from a therapeutic treatment that could successfully reduce or prevent scarring; thus, the market potential is quite large. According to the American Society for Plastic Surgery, there were 177,000 scar revision surgeries alone in 20131. In addition to cosmetic and reconstructive surgeries, medical interventions which could incorporate an anti-scarring agent include scarring that results from trauma, surgery or burns (especially relating to raised or hypertrophic scarring or contracture scarring), surgical revision of existing unsatisfactory scars, and in the treatment, removal and inhibition of keloids (scars which extend beyond the original skin injury).

In November 2013, we signed a distribution agreement with Ethicor Ltd. (“Ethicor”), a UK-based unlicensed medicinal products (“Specials”) pharmaceutical company. The agreement provides Ethicor with the distribution rights to RXI-109 in the European Union, with the possibility to negotiate in the future to extend such rights to other regions of the world, excluding the United States, Canada and Mexico. If approved for commercialization, Ethicor will pay us a double-digit percentage of any gross profits from its sales of RXI-109. Ethicor’s distribution rights continue until the agreement is terminated; provided, however, that should we obtain marketing authorization for RXI-109 in any of the countries covered by the agreement, we have the option to terminate the agreement with respect to each such country in which marketing authorization has been obtained. Under the European medicines legislation (Directive 2001/83/EC, Article 5(1)), we expect that Ethicor will be able to supply, prior to regulatory approval, RXI-109 as a “Special” drug. A “Special” drug may be requested by an authorized health-care professional to meet the special needs of an individual patient under their direct responsibility. The collaboration is important for health-care professionals and patients who can get safe controlled early access to a development drug and is a significant milestone for the Company, not only in possible early revenue, but as increased exposure to RXI-109 may be key in accelerating the development of our drug. The Company has not yet generated product revenue and expects minimal revenue during the early stages of the distribution agreement with Ethicor.

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

[1]	“American Society of Plastic Surgeons Reports 15.1 Million Cosmetic Procedures in 2013; Marks Fourth Consecutive Year of Growth,” American Society of Plastic Surgeons press release, February 26, 2014 on the American Society of Plastic Surgeons Website, http://www.plasticsurgery.org/news/plastic-surgery-procedures-continue-steady-growth-in-us.html.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on March 28, 2014.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013
Revenues	$29	$53
Research and development expenses	(1,476)	(13,771)
General and administrative expenses	(843)	(676)
Operating loss	(2,290)	(14,394)
Net loss	(2,284)	(14,397)
Net loss applicable to common stockholders	$(4,039)	$(17,944)

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

We generate revenues through government grants. The following table summarizes our total revenues from government grants, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013
Grant revenues	$29	$53

Total revenues	$29	$53

Total revenues were approximately $29,000 for the three months ended March 31, 2014, compared with $53,000 for the three months ended March 31, 2013. The decrease of $24,000, or 45%, was due to a reduction of work related to government grants during the three months ended March 31, 2014 as compared with the same period in the prior year.

We also had $89,000 of deferred revenue at March 31, 2014, which consists of receipt of grant awards from the government, but which we have not yet recognized, pursuant to our revenue recognition policies, as the work has not been completed.

For the foreseeable future, we expect our revenue to continue to be derived primarily from government grants and we expect the amount of our grant revenue to fluctuate period to period.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013
Research and development expenses	$1,476	$13,771
General and administrative expenses	843	676

Total operating expenses	$2,319	$14,447

Research and Development Expenses

Research and development expenses consist of compensation-related costs for our employees dedicated to research and development activities, fees related to our Scientific Advisory Board members, expenses related to our ongoing research and development efforts primarily related to our clinical trials, drug manufacturing, outside contract services, licensing and patent fees and laboratory supplies and services for our research programs. We expect research and development expenses to increase as we expand our discovery, development and clinical activities.

Total research and development expenses were approximately $1,476,000 for the three months ended March 31, 2014, compared with $13,771,000 for the three months ended March 31, 2013. The decrease of $12,295,000, or 89%, was due to a decrease of $12,250,000 related to the one-time charge for the fair value of common stock issued in exchange for patent and technology rights acquired from OPKO in March 2013, a decrease of $201,000 in employee stock-based compensation expense and a decrease of $14,000 in non-employee stock-based compensation expense related to changes in the fair value of stock options offset by an increase of $170,000 in research and development expenses due to a one-time milestone payment to Advirna, LLC upon the issuance of our first patent on March 4, 2014.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were approximately $843,000 for the three months ended March 31, 2014, compared with $676,000 for the three months ended March 31, 2013. The increase of $167,000, or 25%, was primarily due to an increase of $78,000 in employee stock-based compensation expense and $89,000 in general and administrative expenses due to listing fees incurred by the Company in connection with our recent listing the on NASDAQ Stock Market.

Series A and Series A-1 Preferred Stock Accretion and Dividends

The following table summarizes our Series A and Series A-1 Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013
Series A and Series A-1 Preferred Stock dividends	1,755	3,547

Accretion of Series A and Series A-1 Preferred Stock and dividends	$1,755	$3,547

Accretion of Series A and Series A-1 Preferred Stock and dividends was approximately $1,755,000 for the three months ended March 31, 2014, compared with $3,547,000 Series A and Series A-1 Preferred Stock accretion and dividends for the three months ended March 31, 2013. The decrease of $1,792,000 is due changes in the Company’s closing common stock price on the dividend payment dates and the number of preferred shares earning dividends each quarter.

The rights and preferences of the Series A and Series A-1 Preferred Stock and the calculation of the dividend payable, are described further in Notes 3 and 4 of the financial statements.

Liquidity and Capital Resources

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

We had cash, cash equivalents and short-term investments of approximately $12.0 million as of March 31, 2014, compared with approximately $14.4 million as of December 31, 2013.

On April 22, 2014, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20 million in shares of our common stock over the 30-month term of the agreement. Under the agreement, LPC purchased $2 million in shares of our common stock on April 22, 2014 at $4.00 per share.

The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations, including the planned Phase 2 programs for RXI-109, into fiscal 2015.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $2,380,000 for the three months ended March 31, 2014 and was primarily due to the Company’s net loss and an increase in accrued expenses and other current liabilities. Net cash used in operating activities was approximately $1,128,000 for the three months ended March 31, 2014 and was primarily due to net loss and an increase in deferred revenue. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments consist primarily of share-based compensation, depreciation and amortization and the fair value of common shares issued in exchange for technology rights.

Net Cash Flow from Investing Activities

There were no cash flows related to investing activities for the three months ended March 31, 2014 and 2013, respectively.

Net Cash Flow from Financing Activities

There were no cash flows related to financing activities for the three months ended March 31, 2014. For the three months ended March 31, 2013, net cash provided by financing activities was approximately $15,644,000 and was primarily due to net proceeds of $15,651,000 received from the issuance of approximately 3.8 million shares of our common stock in a private offering during the prior year period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of March 31, 2014 and December 31, 2013; (2) Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and for the cumulative period from January 1, 2003 (inception) to March 31, 2014; (3) Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the cumulative period from January 1, 2003 (inception) to March 31, 2014; and (4) Notes to Condensed Financial Statements (Unaudited).*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and Chief Financial Officer

Date: May 14, 2014