Form 10-Q
period 2014-06-30
RXi Pharmaceuticals Corp
filed 2014-08-14
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, RXi Pharmaceuticals Corporation had 16,103,317 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED JUNE 30, 2014

PART I

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,911	$11,390
Restricted cash	50	50
Short-term investments	—	3,000
Prepaid expenses and other current assets	367	303

Total current assets	12,328	14,743
Equipment and furnishings, net	204	177
Other assets	18	18

Total assets	$12,550	$14,938

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293	$163
Accrued expenses and other current liabilities	682	1,795
Deferred revenue	78	118

Total current liabilities	1,053	2,076

Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 15,000 shares authorized; 4,935 and 7,920 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (at liquidation value)	4,935	7,920
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A-1 convertible preferred stock, $0.0001 par value, 10,000 shares authorized; 4,347 and 2,054 issued and outstanding at June 30, 2014 and December 31, 2013, respectively (at liquidation value)	4,347	2,054
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 14,899,159 and 11,788,045 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	44,586	40,969
Accumulated deficit	(42,372)	(38,082)

Total stockholders’ equity	6,562	4,942

Total liabilities, convertible preferred stock and stockholders’ equity	$12,550	$14,938

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Grant revenues	$12	$225	$41	$278

Operating expenses:
Research and development expenses (1)	1,183	1,213	2,659	14,985
General and administrative expenses (1)	850	977	1,693	1,652

Total operating expenses	2,033	2,190	4,352	16,637

Loss from operations	(2,021)	(1,965)	(4,311)	(16,359)

Interest income, net	5	4	11	4
Other income (expense), net	10	—	10	(3)

Net loss	(2,006)	(1,961)	(4,290)	(16,358)
Series A and Series A-1 convertible preferred stock dividends	(1,213)	(2,399)	(2,968)	(5,946)

Net loss applicable to common stockholders	$(3,219)	$(4,360)	$(7,258)	$(22,304)

Net loss per common share applicable to common stockholders (Note 1):
Basic and diluted	$(0.23)	$(0.39)	$(0.54)	$(2.52)

Weighted average common shares: basic and diluted	14,015,451	11,168,144	13,319,634	8,845,026

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$206	$136	$416	$561
General and administrative	251	293	532	496

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Cash flows from operating activities:
Net loss	$(4,290)	$(16,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	53
Gain on disposal of equipment	(10)	—
Non-cash share-based compensation	948	1,057
Fair value of common stock issued in exchange for patent and technology rights	—	12,250
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(64)	5
Accounts payable	130	(58)
Accrued expenses and other current liabilities	(1,113)	146
Deferred revenue	(40)	(279)

Net cash used in operating activities	(4,397)	(3,184)

Cash flows from investing activities:
Purchases of short-term investments	—	(9,000)
Maturities of short-term investments	3,000	—
Cash paid for purchase of equipment and furnishings	(71)	(2)
Proceeds from disposal of equipment and furnishings	12	—

Net cash provided by (used in) investing activities	2,941	(9,002)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,947	15,651
Proceeds from issuance of common stock in connection with employee stock purchase plan	30	—
Repayments of capital lease obligations	—	(5)

Net cash provided by financing activities	1,977	15,646

Net increase in cash and cash equivalents	521	3,460
Cash and cash equivalents at the beginning of period	11,390	5,127

Cash and cash equivalents at the end of period	$11,911	$8,587

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

RXi Pharmaceuticals Corporation (“RXi” or the “Company”) is a biotechnology company focused on discovering, developing and commercializing innovative therapies based on its proprietary, next-generation RNAi platform. Therapeutics that use RNA interference, or “RNAi,” have great promise because of their ability to “silence,” or down-regulate, the expression of a specific gene that may be overexpressed in a disease condition. The Company’s first RNAi product candidate, RXI-109, commenced human clinical trials in 2012. RXI-109 targets connective tissue growth factor (“CTGF”), a key regulator of fibrosis and scar formation, and is initially being developed to reduce or inhibit scar formation in the skin following surgery. The Company’s pipeline includes a clinical program in anti-scarring, a pre-clinical program in ophthalmology and a discovery program to identify other potential sd-rxRNA® lead compounds and targets, as well as those that target other key enzymes in dermatology and ophthalmology, from the RNAi-related assets acquired from OPKO Health, Inc.

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

Short-term Investments

The Company’s short-term investments consisted of certificates of deposit with original maturities ranging from 6 months to 1 year.

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

Stock-based Compensation

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, officers and non-employee directors, including stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

Net loss per share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares. There were no potential dilutive common shares for all periods presented.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2014	2013
Options to purchase common stock	2,928,932	2,548,264
Common stock underlying Series A and Series A-1 convertible preferred stock	22,626,163	23,817,544
Warrants to purchase common stock	4,615	4,615

Total	25,559,710	26,370,423

Comprehensive Loss

The Company’s net loss is equal to its comprehensive loss for all periods presented.

2. Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915) — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. Under current guidance, development stage entities are required to present inception-to-date financial information in their annual statements. The new standard eliminates the concept of a development stage entity from generally accepted accounting principles. Therefore, the current incremental reporting requirements for a development stage entity, including inception-to-date information, will no longer apply. For public companies, the new standard is effective for reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted this standard in June 2014. Other than the exclusion of the presentation of inception-to-date financial information, the adoption of this standard did not have a material impact on the Company’s financial statements.

3. Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are as defined as follows:

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

Description	June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,000	$—	$4,000	$—
Restricted cash	50	—	50	—

Total	$4,050	$—	$4,050	$—

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,500	$—	$9,500	$—
Restricted cash	50	—	50	—
Short-term investments	3,000	—	3,000	—

Total	$12,550	$—	$12,550	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash, short-term investments and accounts payable approximate their fair values due to their short-term nature.

4. Preferred Stock

The Company currently has authorized a total of 15,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”), $0.0001 par value per share, for issuance.

The following table summarizes the Series A Preferred Stock activity for the six months ended June 30, 2014:

June 30, 2014
Issued and Outstanding at January 1, 2014	7,920
Conversions of Series A Preferred Stock into common stock	(166)
Exchange of Series A Preferred Stock into Series A-1 Preferred Stock	(3,000)
Dividends issued on Series A Preferred Stock	181

Issued and Outstanding at June 30, 2014	4,935

Accounting Treatment

The Series A Preferred Stock has been classified outside of permanent equity (within the mezzanine section between liabilities and equity on the condensed balance sheets) as the Company may not be able to control the actions necessary to issue the maximum number of common shares needed to provide for a conversion in full of the then outstanding Series A Preferred Stock, at which time a holder of the Series A Preferred Stock may elect to redeem their preferred shares outstanding in the amount equal to the face value per share, plus unpaid accrued dividends. The Company’s Series A-1 convertible preferred stock (the “Series A-1 Preferred Stock”) has the same rights, privileges and preferences as the Series A Preferred Stock, but does not provide for any potential payment in cash in the event that the Company has insufficient shares of common stock authorized to honor conversions. Accordingly, the Series A-1 Preferred Stock is classified within permanent equity. The Series A-1 Preferred Stock is discussed further in Note 5 to the notes of the financial statements.

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

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $625,000 and $2,399,000 for the three months ended June 30, 2014 and 2013, respectively. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $1,635,000 and $5,946,000 for the six months ended June 30, 2014 and 2013, respectively.

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

During the three months ended June 30, 2013, 295 shares of Series A Preferred Stock were converted into 719,082 shares of common stock.

During the six months ended June 30, 2014 and 2013, 166 and 295 shares of Series A Preferred Stock were converted into 405,720 and 719,082 shares of common stock, respectively.

Exchange Transaction

On January 24, 2014, the Company entered into an exchange agreement (the “Exchange Agreement”) with Tang Capital Partners, L.P. (“TCP”) pursuant to which TCP exchanged a total of 3,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock. As result of this transaction, the face value of the Series A Preferred Stock was reclassified as Series A-1 Preferred Stock in the Company’s condensed balance sheet as of March 31, 2014, which resulted in a corresponding increase in stockholder’s equity as of the same date.

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

5. Stockholder’s Equity

Series A-1 Preferred Stock

The Company currently has authorized a total of 10,000 shares of Series A-1 Preferred Stock, $0.0001 par value per share, for issuance. On January 24, 2014, the Company filed a Certificate of Increase with the Secretary of State of the State of Delaware amending the Company’s previously filed Certificate of Designation for the Series A-1 Preferred Stock to increase the total number of shares of Series A-1 Preferred Stock authorized from 5,000 shares to 10,000 shares.

The following table summarizes the Series A-1 Preferred Stock activity for the six months ended June 30, 2014:

June 30, 2014
Issued and Outstanding at January 1, 2014	2,054
Conversion of Series A-1 Preferred Stock	(859)
Exchange of Series A Preferred Stock into Series A-1 Preferred Stock	3,000
Dividends issued on Series A-1 Preferred Stock	152

Issued and Outstanding at June 30, 2014	4,347

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

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $588,000 for the three months ended June 30, 2014. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $1,333,000 for the six months ended June 30, 2014.

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

During the three months ended June 30, 2014, 353 shares of Series A-1 Preferred Stock were converted into 860,457 shares of common stock.

During the six months ended June 30, 2014, 859 shares of Series A-1 Preferred Stock were converted into 2,093,859 shares of common stock.

Exchange Transaction

On January 24, 2014, the Company entered into the Exchange Agreement with TCP pursuant to which TCP exchanged a total of 3,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock. As result of this transaction, the face value of the Series A-1 Preferred Stock was increased in the Company’s condensed balance sheet as of March 31, 2014, which resulted in a corresponding increase in stockholder’s equity as of the same date.

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

Common Stock

At June 30, 2014, the Company had authorized a total of 1,500,000,000 shares of common stock, $0.0001 par value per share, for issuance. On July 10, 2014, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware amending the Company’s previously filed Amended and Restated Certificate of Incorporation to decrease the total number of shares of common stock authorized to 100,000,000. The decrease in the total number of shares of common stock authorized was approved by the Company’s shareholders at the Company’s Annual Meeting of Stockholders held on June 2, 2014.

On April 22, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the Purchase Agreement. Pursuant to the Purchase Agreement, on April 22, 2014, LPC purchased 500,000 shares of the Company’s common stock at $4.00 per share and the Company issued 100,000 shares of common stock at $4.00 per share to LPC as a commitment fee, which was recorded as a cost of capital. As a result of this issuance, the Company received initial net proceeds of approximately $1.9 million, after deducting commissions and other offering expenses of approximately $0.1 million. The Company intends to use the proceeds received from the Purchase Agreement for working capital to support the advancement of the Company’s ophthalmology franchise and for other general corporate purposes.

During the three months ended June 30, 2014 and 2013, the Company issued 860,457 and 719,082 shares of common stock, respectively, upon the conversion of Series A and Series A-1 Preferred Stock.

During the six months ended June 30, 2014 and 2013, the Company issued 2,499,579 and 719,082 shares of common stock, respectively, upon the conversion of Series A and Series A-1 Preferred Stock.

6. Stock-Based Compensation

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

Stock-Based Compensation

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options granted during the three and six months ended June 30, 2014 and 2013, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average risk-free interest rate	1.85%	1.25%	1.91%	1.25%
Weighted average expected volatility	100.77%	75.53%	100.95%	75.53%
Weighted average expected lives (years)	5.96	5.92	6.20	5.92
Weighted average expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three month periods ended June 30, 2014 and 2013 was $2.26 and $3.90, respectively. The weighted average fair value of options granted during the six month periods ended June 30, 2014 and 2013 was $2.42 and $3.90, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the period January 1, 2014 to June 30, 2014:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2014	2,556,269	$3.47
Granted	372,663	3.00
Exercised	—	—
Cancelled	—	—

Balance at June 30, 2014	2,928,932	$3.41	8.32 years	$780,000

Exercisable at June 30, 2014	1,427,676	$3.41	8.04 years	$415,000

Stock-based compensation expense for the three months ended June 30, 2014 and 2013 was approximately $457,000 and $429,000, respectively. Of this, the Company recognized approximately $9,600 of expense and $8,400 of income related to non-employee stock options for the same period.

Stock-based compensation expense for the six months ended June 30, 2014 and 2013 was approximately $948,000 and $1,057,000, respectively. Of this, the Company recognized approximately $46,600 and $44,000 of expense related to non-employee stock options for the same period.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two semi-annual purchase dates. The purchase price is equal to 90% of the market value per share on either (a) the date of grant of a purchase right under the ESPP or (b) the date on which such purchase right is deemed exercised, whichever is lower. The maximum number of shares available for issuance pursuant to the ESPP is equal to 113,333 shares.

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights. There were no stock rights issued during the three and six months ended June 30, 2013. For stock rights issued in the three and six months ended June 30, 2014, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average risk-free interest rate	0.09%	N/A	0.09%	N/A
Weighted average expected volatility	94.99%	N/A	94.99%	N/A
Weighted average expected lives (years)	0.50	N/A	0.50	N/A
Weighted average expected dividend yield	0.00%	N/A	0.00%	N/A

The weighted average fair value of stock rights issued during the three and six month periods ended June 30, 2014 was $0.88. No stock rights were issued during the three and six month periods ended June 30, 2013.

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

The Company recorded $6,600 and $13,200 of stock-based compensation expense for the three and six months ended June 30, 2014 related to the ESPP.

7. Subsequent Events

From July 1, 2014 to August 8, 2014 there were 494 shares of Series A-1 Preferred Stock converted into 1,204,158 shares of common stock.

On July 10, 2014, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware amending the Company’s previously filed Amended and Restated Certificate of Incorporation to decrease the total number of shares of common stock authorized to 100,000,000. The decrease in the total number of shares of common stock authorized was approved by the Company’s shareholders at the Company’s Annual Meeting of Stockholders held on June 2, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation.

This management’s discussion and analysis of financial condition as of June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 28, 2014.

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

Overview

We are a biotechnology company focused on discovering, developing and commercializing innovative therapies based on our proprietary, next-generation RNAi platform. Therapeutics that use RNA interference, or “RNAi,” have great promise because of their ability to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. The Company’s first RNAi product candidate, RXI-109, commenced human clinical trials in 2012. RXI-109 targets connective tissue growth factor (“CTGF”), a key regulator of fibrosis and scar formation, and is initially being developed to reduce or inhibit scar formation in the skin following surgery. The Company’s pipeline includes a clinical program in anti-scarring, a pre-clinical program in ophthalmology and a discovery program to identify other potential sd-rxRNA® lead compounds and targets, as well as those that target other key enzymes in dermatology and ophthalmology, from the RNAi-related assets acquired from OPKO Health, Inc. (“OPKO”).

By utilizing the expertise in RNAi and the comprehensive RNAi platform that we have established, we believe that we have discovered and will be able to discover and develop lead compounds and progress them into and through clinical development for potential commercialization. Our proprietary therapeutic platform is comprised of novel RNAi compounds, referred to as rxRNA® compounds, that are distinct from, and we believe convey significant advantages over, conventional siRNA (conventionally-designed “small interfering RNA” compounds), and offer many of the properties that we believe are important to the clinical development of RNAi-based drugs. We have developed a number of unique forms of rxRNA compounds, all of which have been shown to be highly potent both in vitro and in preclinical in vivo models. These RNAi compounds include rxRNAori® and sd-rxRNA, or “self-delivering” RNA. Based on our research, we believe that these different, novel siRNA configurations have various potential advantages for therapeutic use. These potential advantages include high potency, increased resistance to nucleases and modifications to eliminate off-target effects, and, in the case of the sd-rxRNA compounds, access to cells and tissues with no additional formulation required, and, hence, reduced toxicity, which is known to be an issue with unmodified siRNAs.

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

Based on the safety profile shown in our two Phase 1 clinical trials, we initiated a Phase 2 clinical trial for RXI-109 in November 2013 known as Study 1301. In this study, patients with a long hypertrophic scar in the lower abdominal area are eligible to receive scar revision surgery and subsequent treatment with RXI-109 in one of two treatment regimens. Hypertrophic scars are abnormal scars that are raised above the normal skin surface and can be reddened or darker than the existing skin tone. These scars result in part from an increased level of collagen and are less “elastic” than the surrounding skin. With this study, patients receive RXI-109 and placebo on a blinded basis at the distal ends of their revised scar, leaving a central untreated section of the scar. Each patient’s revised scar area will provide the opportunity to compare the appearance of the revised areas after treatment with RXI-109 or placebo or when left untreated. This design allows for intra-subject comparison of the three revised scar segments, thereby increasing the power of the study. The Company expects to get an early read-out, on the first two cohorts, of possible clinical effect of RXI-109 on a blinded basis before the end of 2014.

The Company initiated a second Phase 2 clinical trial for RXI-109 in April 2014 for treatment to prevent keloid recurrence in patients undergoing keloidectomy (removal of a keloid). Keloids are raised and reddened or darkened scars resulting from increased collagen production, but keloids often spread beyond the original site of skin injury and may continue to grow in size. Keloids can result from skin “trauma” as common as an ear piercing or vaccination and may grow to cover large areas. Keloids are sometimes removed by surgical revision, but recurrence rates are as high as 50-80%. In this study, known as Study 1401, patients with two keloids of similar size and location are selected for keloidectomy. After this procedure, the lesions are closed and one is treated with RXI-109, and the other is treated with placebo. This second Phase 2 study will follow patients for six months to evaluate the clinical evolution of the lesions, which, in these patients, have a high risk for recurrence of keloids.

The Company further expanded its clinical program with the initiation of a third Phase 2 clinical trial with RXI-109 for the treatment of hypertrophic scars in July 2014. This study, called Study 1402, will enroll patients with either one long hypertrophic scar, or two scars comparable in length, anatomical location and characteristics for scar revision surgery. For a single scar, a portion of the revised scar segment will be treated with RXI-109 and a comparable sized length on the opposite end of the excised scar segment will be left untreated. If two scars are revised, a portion of one revised scar segment will be treated with RXI-109 and one scar will be left untreated after revision surgery. Study 1402 will follow patients for nine months to evaluate the effectiveness of RXI-109 in preventing scar formation.

Ophthalmology Preclinical Programs

While focusing our efforts on our RXI-109 development program, we also intend to continue to advance our ophthalmology franchise both on our own and through collaborations with academic and corporate third parties. The current areas of focus for the Company are retinal scarring and other ocular fibrosis disorders, neovascularization and retinoblastoma. For example, retinal scarring in proliferative vitreoretinopathy (“PVR”) occurs in approximately 8-10% of patients as a complication of retinal detachment. In age-related macular degeneration (“AMD”), a leading cause of severe visual impairment in people over age 50, blood vessels grow into the retina (neovascularization) and disrupt vision. Current available therapies for AMD rely on suppression of vascular endothelial growth factor (“VEGF”) to address the neovascularization component of AMD, but not the subsequent retinal scarring that often occurs over time. Treatment with RXI-109 to reduce retinal scarring along with current standard of care options or our own VEGF sd-rxRNA could provide benefit to these patients. Retinoblastoma is a childhood cancer that originates in the retina. If not detected early, retinoblastoma can lead to loss of the affected eye or death. Early intervention often involves the use of chemotherapy and can be successful in preserving the eye. Development of an sd-rxRNA that could block the growth of the retinoblastoma tumor is underway and could potentially be of great benefit.

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

We have preclinical data in vivo in retinal scarring and retinoblastoma and have completed a dose-range finding ocular toxicity study for RXI-109 in non-human primates. In May 2014, we announced results from the assessment of CTGF protein levels following intravitreal injection of RXI-109 in the eyes of cynomolgus monkeys as part of a dose-range finding study. Intravitreal administration of RXI-109 resulted in a reduction of CTGF protein levels in a dose-dependent manner in the retina, as well as in the cornea. The Company’s projected next steps are to file an investigational new drug application (“IND”) for the use of RXI-109 as an ocular therapy to reduce the formation of retinal scarring after we obtain the results of the upcoming ocular toxicity studies. The new IND will cross-reference the current RXI-109 anti-scarring IND.

Discovery Program

In March 2013, the Company entered into an asset purchase agreement with OPKO pursuant to which we acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other related assets. The assets purchased from OPKO are at an early stage of development and the Company has established a program to identify potential sd-rxRNA lead compounds and targets from the assets acquired, as well as those that target other key enzymes in dermatology and ophthalmology, with a focus on Bevasiranib. Development of Bevasiranib, a VEGF-targeting siRNA for the treatment of wet age-related macular degeneration, was halted by OPKO in Phase 3. Wet age-related macular degeneration is a late form of age-related macular degeneration and is the leading cause of severe visual impairment in people over age 50. We are working to improve Bevasiranib by converting it to our proprietary sd-rxRNA format which would allow effective cellular uptake and activity in the retina. Reduction of VEGF in the retina of the eye is known to reduce the neovascularization in wet age-related macular degeneration. We also intend to pursue evaluation of other targets and compounds in the acquired OPKO portfolio.

Future Potential Applications of RXI-109

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

Research and Development

To date, our research programs have focused on identifying product candidates and optimizing the delivery technology necessary to make RNAi compounds available by local administration for diseases for which we intend to develop an RNAi therapeutic. Since we commenced operations, research and development has comprised a significant proportion of our total operating expenses and is expected to comprise the majority of our spending for the foreseeable future.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$12	$225	$41	$278
Research and development expenses	(1,183)	(1,213)	(2,659)	(14,985)
General and administrative expenses	(850)	(977)	(1,693)	(1,652)
Operating loss	(2,021)	(1,965)	(4,311)	(16,359)
Net loss	(2,006)	(1,961)	(4,290)	(16,358)
Net loss applicable to common stockholders	$(3,219)	$(4,360)	$(7,258)	$(22,304)

[1]	“American Society of Plastic Surgeons Reports 15.1 Million Cosmetic Procedures in 2013; Marks Fourth Consecutive Year of Growth,” American Society of Plastic Surgeons press release, February 26, 2014 on the American Society of Plastic Surgeons Website, http://www.plasticsurgery.org/news/plastic-surgery-procedures-continue-steady-growth-in-us.html.

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenues

To date, we have generated revenues through government grants. The following table summarizes our total revenues from government grants, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Grant revenues	$12	$225	$41	$278

Total revenues were approximately $12,000 for the three months ended June 30, 2014, compared with $225,000 for the three months ended June 30, 2013. The decrease of $213,000, or 95%, was due to the number of the Company’s outstanding government grants and a reduction of work related to the grants during the three months ended June 30, 2014 as compared with the same period in the prior year.

Total revenues were approximately $41,000 for the six months ended June 30, 2014, compared with $278,000 for the six months ended June 30, 2013. The decrease of $237,000, or 85%, was due to the number of the Company’s outstanding government grants and a reduction of work related to the grants during the six months ended June 30, 2014 as compared with the same period in the prior year.

The Company had $78,000 of deferred revenue at June 30, 2014, which consists of receipt of grant awards from the government, but which we have not yet recognized, pursuant to our revenue recognition policies, as the work has not been completed.

For the foreseeable future, we expect our revenue to continue to be derived primarily from government grants and we expect the amount of our grant revenue to fluctuate period to period.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expenses	$1,183	$1,213	$2,659	$14,985
General and administrative expenses	850	977	1,693	1,652

Total operating expenses	$2,033	$2,190	$4,352	$16,637

Research and Development Expenses

Research and development expenses consist of compensation-related costs for our employees dedicated to research and development activities, fees related to our Scientific Advisory Board members, expenses related to our ongoing research and development efforts primarily related to our clinical trials, drug manufacturing, outside contract services, licensing and patent fees and laboratory supplies and services for our research programs. We expect research and development expenses to increase as we expand our clinical, development and discovery activities.

Total research and development expenses were approximately $1,183,000 for the three months ended June 30, 2014, compared with $1,213,000 for the three months ended June 30, 2013. The decrease of $30,000, or 2%, was due to a decrease of $100,000 related to research and development expenses primarily due to costs for the manufacture of RXI-109 incurred during this period in 2013 offset by an increases of $18,000 in non-employee stock-based compensation expense related to the change in the fair value of options and $52,000 in employee stock-based compensation expense.

Total research and development expenses were approximately $2,659,000 for the six months ended June 30, 2014, compared with $14,985,000 for the six months ended June 30, 2013. The decrease of $12,326,000, or 82%, was primarily due to a decrease of $12,250,000 related to the one-time charge for the fair value of common stock issued in exchange for patent and technology rights acquired from OPKO in March 2013, a decrease of $138,000 in employee stock-based compensation expense and a decrease of $7,000 in non-employee stock-based compensation related to the change in the fair value of options offset by an increase of $69,000 in research and development expense primarily due to a one-time milestone payment to Advirna, LLC upon the issuance of our first patent on March 4, 2014.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were approximately $850,000 for the three months ended June 30, 2014, compared with $977,000 for the three months ended June 30, 2013. The decrease of $127,000, or 13%, was primarily due to decreases of $85,000 in general and administrative expenses due to decreases in legal and consulting fees as compared with the same period in the prior year and $42,000 in employee stock-based compensation expense.

General and administrative expenses were approximately $1,693,000 for the six months ended June 30, 2014, compared with $1,652,000 for the six months ended June 30, 2013. The increase of $41,000, or 2%, was primarily due to an increase in employee stock-based compensation expense.

Series A and Series A-1 Preferred Stock Dividends

The following table summarizes our Series A and Series A-1 Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Series A and Series A-1 Preferred Stock dividends	$1,213	$2,399	$2,968	$5,946

Series A and Series A-1 Preferred Stock dividends were approximately $1,213,000 for the three months ended June 30, 2014, compared with $2,399,000 for the three months ended June 30, 2013. The decrease of $1,186,000, or 49%, was due to changes in the Company’s closing common stock price on the dividend payment dates and the number of preferred shares earning dividends each quarter.

Series A and Series A-1 Preferred Stock dividends were approximately $2,968,000 for the six months ended June 30, 2014, compared with $5,946,000 for the six months ended June 30, 2013. The decrease of $2,978,000, or 50%, was due to changes in the Company’s closing common stock price on the dividend payment dates and the number of preferred shares earning dividends each quarter.

The rights and preferences of the Series A and Series A-1 Preferred Stock and the calculation of the dividend payable, are described further in Notes 4 and 5 of the financial statements.

Liquidity and Capital Resources

We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We have generated significant losses to date, have not generated any product revenue to date and may not generate significant product revenue in the foreseeable future, if ever. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If we fail to obtain additional funding when needed, we may be forced to scale back or terminate operations or to seek to merge with or to be acquired by another company.

We had cash and cash equivalents of approximately $11.9 million as of June 30, 2014, compared with approximately $14.4 million in cash, cash equivalents and short-term investments as of December 31, 2013.

On April 22, 2014, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20 million in shares of our common stock over the 30-month term of the agreement. Under the agreement, LPC purchased $2,000,000 in shares of our common stock on April 22, 2014 at $4.00 per share.

The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations, including the current and the planned Phase 2 programs for RXI-109, into fiscal 2015.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $4,397,000 for the six months ended June 30, 2014 and was primarily due to the Company’s net loss and a decrease in accrued expenses and other current liabilities. Net cash used in operating activities was approximately $3,184,000 for the six months ended June 30, 2013 and was primarily due to the Company’s net loss as adjusted for non-cash expense for the fair value of common stock issued in exchange for technology rights. In addition, net cash used in operating activities is adjusted for other non-cash items to reconcile net loss to net cash used in operating activities. These other non-cash adjustments consist primarily of share-based compensation and depreciation and amortization.

Net Cash Flow from Investing Activities

For the six months ended June 30, 2014, net cash of $2,941,000 provided by investing activities was primarily due to the maturity of $3,000,000 of the Company’s short-term investments. Net cash used in vesting activities of $9,002,000 for the six months ended June 30, 2013 was primarily due to the purchase of $9,000,000 in short-term investments.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $1,977,000 for the six months ended June 30, 2014 and was primarily due to net proceeds of $1,947,000 for the issuance of 600,000 shares of our common stock to LPC. For the six months ended June 30, 2013, net cash provided by financing activities was approximately $15,646,000 and was primarily due to net proceeds of $15,651,000 received from the issuance of approximately 3.8 million shares of our common stock in a private offering during the prior year period.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of June 30, 2014 and December 31, 2013; (2) Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013; (3) Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (4) Notes to Condensed Financial Statements (Unaudited).*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and Chief Financial Officer

Date: August 14, 2014