Form 10-Q
period 2014-09-30
RXi Pharmaceuticals Corp
filed 2014-11-13
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, RXi Pharmaceuticals Corporation had 21,132,021 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2014

PART I

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,130	$11,390
Restricted cash	50	50
Short-term investments	5,000	3,000
Prepaid expenses and other current assets	510	303

Total current assets	10,690	14,743
Equipment and furnishings, net	193	177
Other assets	18	18

Total assets	$10,901	$14,938

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137	$163
Accrued expenses and other current liabilities	958	1,795
Deferred revenue	61	118

Total current liabilities	1,156	2,076

Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 15,000 shares authorized; 5,022 and 7,920 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (at liquidation value)	5,022	7,920
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A-1 convertible preferred stock, $0.0001 par value, 10,000 shares authorized; 1,847 and 2,054 issued and outstanding at September 30, 2014 and December 31, 2013, respectively (at liquidation value)	1,847	2,054
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,132,021 and 11,788,045 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	1
Additional paid-in capital	47,452	40,969
Accumulated deficit	(44,578)	(38,082)

Total stockholders’ equity	4,723	4,942

Total liabilities, convertible preferred stock and stockholders’ equity	$10,901	$14,938

The accompanying notes are an integral part of these condensed financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Grant revenues	$16	$92	$57	$370

Operating expenses:
Research and development expenses (1)	1,459	1,229	4,118	16,213
General and administrative expenses (1)	766	934	2,459	2,588

Total operating expenses	2,225	2,163	6,577	18,801

Loss from operations	(2,209)	(2,071)	(6,520)	(18,431)

Interest income, net	4	10	15	14
Other income (expense), net	(1)	2	9	—

Net loss	(2,206)	(2,059)	(6,496)	(18,417)
Series A and Series A-1 convertible preferred stock dividends	(700)	(1,447)	(3,668)	(7,393)

Net loss applicable to common stockholders	$(2,906)	$(3,506)	$(10,164)	$(25,810)

Net loss per common share applicable to common stockholders (Note 1):
Basic and diluted	$(0.17)	$(0.30)	$(0.69)	$(2.64)

Weighted average common shares: basic and diluted	17,494,109	11,630,189	14,726,417	9,783,615

(1) Non-cash share-based compensation expenses included in operating expenses are as follows:
Research and development	$216	$165	$632	$726
General and administrative	238	284	770	780

The accompanying notes are an integral part of these condensed financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(6,496)	$(18,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	78
Gain on disposal of equipment	(10)	—
Non-cash share-based compensation	1,402	1,506
Fair value of common stock issued in exchange for patent and technology rights	—	12,250
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(207)	33
Accounts payable	(26)	(239)
Accrued expenses and other current liabilities	(837)	251
Deferred revenue	(57)	(371)

Net cash used in operating activities	(6,163)	(4,909)

Cash flows from investing activities:
Purchases of short-term investments	(5,000)	(9,000)
Maturities of short-term investments	3,000	—
Cash paid for purchase of equipment and furnishings	(86)	(10)
Proceeds from disposal of equipment and furnishings	12	—

Net cash used in investing activities	(2,074)	(9,010)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,947	15,651
Proceeds from issuance of common stock in connection with employee stock purchase plan	30	—
Proceeds from exercise of stock options	—	5
Cash paid in lieu of fractional shares for 1:30 reverse stock split	—	(12)
Repayments of capital lease obligations	—	(5)

Net cash provided by financing activities	1,977	15,639

Net (decrease) increase in cash and cash equivalents	(6,260)	1,720
Cash and cash equivalents at the beginning of period	11,390	5,127

Cash and cash equivalents at the end of period	$5,130	$6,847

Supplemental disclosure of non-cash investing and financing activities:
Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$3,000	$2,000

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$3,582	$396

Fair value of Series A and Series A-1 convertible preferred stock dividends	$3,668	$7,393

Series A and Series A-1 convertible preferred stock dividends	$477	$510

The accompanying notes are an integral part of these condensed financial statements.

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

RXi Pharmaceuticals Corporation (“RXi” or the “Company”) is a biotechnology company focused on discovering, developing and commercializing innovative therapies based on its proprietary, next-generation RNAi platform. Therapeutics that use RNA interference, or “RNAi,” have great promise because of their ability to “silence,” or down-regulate, the expression of a specific gene that may be overexpressed in a disease condition. The Company’s first RNAi product candidate, RXI-109, commenced human clinical trials in 2012. RXI-109 targets connective tissue growth factor (“CTGF”), a key regulator of fibrosis and scar formation, and is initially being developed to reduce or inhibit scar formation in the skin following surgery. The Company’s pipeline includes a clinical program in anti-scarring, a preclinical program in ophthalmology and a discovery program to identify other potential sd-rxRNA® lead compounds and targets in dermatology and ophthalmology indications, in part from the RNAi-related assets acquired from OPKO Health, Inc.

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

Short-term Investments

The Company’s short-term investments consist of certificates of deposit with original maturities ranging from three months to one year.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred and relate to salaries, employee benefits, facility-related expenses, supplies, share-based compensation related to employees and non-employees involved in the Company’s research and development, external services, other operating costs and overhead related to our research and development departments, costs to acquire technology licenses and expenses associated with preclinical activities and our clinical trials. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed us with respect to services provided and/or materials that we have received.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2014	2013
Options to purchase common stock	2,987,264	2,556,269
Common stock underlying Series A and Series A-1 convertible preferred stock	16,743,495	23,986,054
Warrants to purchase common stock	4,615	4,615

Total	19,735,374	26,546,938

Comprehensive Loss

The Company’s net loss is equal to its comprehensive loss for all periods presented.

2. Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915) — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” ASU 2014-10 eliminates the concept of a development-stage entity in its entirety from current accounting guidance. Under current guidance, development-stage entities are required to present inception-to-date financial information in their annual statements. The new standard eliminates the concept of a development-stage entity from generally accepted accounting principles. Therefore, the current incremental reporting requirements for a development-stage entity, including inception-to-date information, will no longer apply. For public companies, the new standard is effective for reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted this standard in June 2014. Other than the exclusion of the presentation of inception-to-date financial information, the adoption of this standard did not have a material impact on the Company’s financial statements.

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

The Company categorized its restricted cash, cash equivalents and short-term investments as Level 2 hierarchy. The assets classified as Level 2 have initially been valued at the applicable transaction price and subsequently revalued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,000	$—	$3,000	$—
Restricted cash	50	—	50	—
Short-term investments	5,000	—	5,000	—

Total	$8,050	$—	$8,050	$—

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,500	$—	$9,500	$—
Restricted cash	50	—	50	—
Short-term investments	3,000	—	3,000	—

Total	$12,550	$—	$12,550	$—

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

The following table summarizes the Series A Preferred Stock activity for the nine months ended September 30, 2014:

Issued and Outstanding at January 1, 2014	7,920
Conversions of Series A Preferred Stock into common stock	(166)
Exchange of Series A Preferred Stock into Series A-1 convertible preferred stock	(3,000)
Dividends issued on Series A Preferred Stock	268

Issued and Outstanding at September 30, 2014	5,022

Accounting Treatment

The Series A Preferred Stock has been classified outside of permanent equity (within the mezzanine section between liabilities and equity on the condensed balance sheets) as the Company may not be able to control the actions necessary to issue the maximum number of common shares needed to provide for a conversion in full of the then outstanding Series A Preferred Stock, at which time a holder of the Series A Preferred Stock may elect to redeem their preferred shares outstanding in the amount equal to the face value per share, plus unpaid accrued dividends. The Company’s Series A-1 convertible preferred stock (the “Series A-1 Preferred Stock”) has the same rights, privileges and preferences as the Series A Preferred Stock, but does not provide for any potential payment in cash in the event that the Company has insufficient shares of common stock authorized to honor conversions. Accordingly, the Series A-1 Preferred Stock is classified within permanent equity. The Series A-1 Preferred Stock is discussed further in Note 5 to the notes of the condensed financial statements.

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative mandatory dividends at the rate per share of seven percent (7%) of the face amount ($1,000 per share) per annum, payable quarterly on each March 31, June 30, September 30 and December 31. Dividends shall be payable in additional shares of Series A Preferred Stock valued for this purpose at the face amount. In the event there are not sufficient authorized Series A Preferred Shares available to pay such a dividend, the dividend shall instead accrete to and increase the face value of the outstanding Series A Preferred Stock. The fair value of the Series A Preferred Stock dividend, which is included in the Company’s net loss applicable to common shareholders, is calculated by multiplying the number of common shares that a preferred holder would receive upon conversion by the closing price of the Company’s common stock on the dividend payment date.

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $421,000 and $1,285,000 for the three months ended September 30, 2014 and 2013, respectively.

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $2,056,000 and $7,231,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

During the three months ended September 30, 2014, there were no shares of Series A Preferred Stock converted into shares of common stock. During the three months ended September 30, 2013, 101 shares of Series A Preferred Stock were converted into 244,975 shares of common stock.

During the nine months ended September 30, 2014 and 2013, 166 and 396 shares of Series A Preferred Stock were converted into 405,720 and 964,057 shares of common stock, respectively.

Exchange Transaction

On January 24, 2014, the Company entered into an exchange agreement (the “Exchange Agreement”) with Tang Capital Partners, L.P. (“TCP”) pursuant to which TCP exchanged a total of 3,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock.

Liquidation Preference

The “Liquidation Preference” with respect to a share of Series A Preferred Stock means an amount equal to the face amount of the shares ($1,000 per share) plus all accrued and unpaid dividends on the Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares). In the event of a liquidation, dissolution, or winding up, whether voluntary or involuntary, no distribution shall be made to the holders of any shares of capital stock of the Company (other than Senior Securities (as defined in the Certificate of Designations) pursuant to the rights, preferences and privileges thereof) unless prior thereto the holders of shares of Series A Preferred Stock have received the Liquidation Preference with respect to each share then outstanding.

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

The following table summarizes the Series A-1 Preferred Stock activity for the nine months ended September 30, 2014:

Issued and Outstanding at January 1, 2014	2,054
Conversion of Series A-1 Preferred Stock into common stock	(3,416)
Exchange of Series A Preferred Stock into Series A-1 Preferred Stock	3,000
Dividends issued on Series A-1 Preferred Stock	209

Issued and Outstanding at September 30, 2014	1,847

Accounting Treatment

The Series A-1 Preferred Stock has been classified as permanent equity as the Company is not required to effect a net cash settlement in the instance that the Company does not have enough shares of common stock available to permit the conversion of Series A-1 Preferred Stock into common stock.

Dividends

Holders of Series A-1 Preferred Stock are entitled to receive cumulative mandatory dividends at the rate per share of seven percent (7%) of the face amount ($1,000 per share) per annum, payable quarterly on each March 31, June 30, September 30 and December 31. Dividends shall be payable in additional shares of Series A-1 Preferred Stock valued for this purpose at the face amount. In the event there are not sufficient authorized Series A-1 Preferred Shares available to pay such a dividend, the dividend shall instead accrete to and increase the face value of the outstanding Series A-1 Preferred Stock. The fair value of the Series A-1 Preferred Stock dividend, which is included in the Company’s net loss applicable to common shareholders, is calculated by multiplying the number of common shares that a preferred holder would receive upon conversion by the closing price of the Company’s common stock on the dividend payment date.

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $279,000 and $162,000 for the three months ended September 30, 2014 and 2013, respectively.

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $1,612,000 and $162,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

During the three months ended September 30, 2014, 2,557 shares of Series A-1 Preferred Stock were converted into 6,232,862 shares of common stock. During the three months ended September 30, 2013, there were no shares of Series A-1 Preferred Stock converted into shares of common stock.

During the nine months ended September 30, 2014, 3,416 shares of Series A-1 Preferred Stock were converted into 8,326,721 shares of common stock. During the nine months ended September 30, 2013, there were no shares of Series A-1 Preferred Stock converted into shares of common stock.

Exchange Transaction

On January 24, 2014, the Company entered into the Exchange Agreement with TCP pursuant to which TCP exchanged a total of 3,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock.

Liquidation Preference

The “Liquidation Preference” with respect to a share of Series A-1 Preferred Stock means an amount equal to the face amount of the shares ($1,000 per share) plus all accrued and unpaid dividends on the Series A-1 Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares). In the event of a liquidation, dissolution, or winding up, whether voluntary or involuntary, no distribution shall be made to the holders of any shares of capital stock of the Company (other than Senior Securities (as defined in the Certificate of Designations) pursuant to the rights, preferences and privileges thereof) unless prior thereto the holders of shares of Series A-1 Preferred Stock have received the Liquidation Preference with respect to each share then outstanding. The liquidation preference of the Series A Preferred Stock is pari passu with the liquidation preference of the Series A-1 Preferred Stock.

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

During the three months ended September 30, 2014 and 2013, the Company issued 6,232,862 and 244,975 shares of common stock, respectively, upon the conversion of Series A and Series A-1 Preferred Stock.

During the nine months ended September 30, 2014 and 2013, the Company issued 8,732,441 and 964,057 shares of common stock, respectively, upon the conversion of Series A and Series A-1 Preferred Stock.

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

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees.” Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the requisite service period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

Stock-Based Compensation

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of all its option grants. For options granted during the three and nine months ended September 30, 2014 and 2013, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	2.52%	1.75%	1.60-2.73%	0.71-2.19%
Expected volatility	103.47%	107.30%	97.91-107.01%	74.53-107.30%
Weighted average expected volatility	103.47%	107.30%	101.50%	76.27%
Expected lives (years)	10.00	6.25	5.20-10.00	5.20-10.00
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three month periods ended September 30, 2014 and 2013 was $2.71 and $4.24, respectively. The weighted average fair value of options granted during the nine month periods ended September 30, 2014 and 2013 was $2.46 and $4.05, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the period January 1, 2014 to September 30, 2014:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2014	2,556,269	$3.47
Granted	430,995	2.99
Exercised	—	—
Cancelled	—	—

Balance at September 30, 2014	2,987,264	$3.40	8.10 years	$—

Exercisable at September 30, 2014	1,582,211	$3.41	7.81 years	$—

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was approximately $454,000 and $449,000, respectively. Of this, the Company recognized approximately $24,000 of expense and $7,600 of income related to non-employee stock options for the same respective periods.

Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was approximately $1,402,000 and $1,506,000, respectively. Of this, the Company recognized approximately $71,000 and $36,000 of expense related to non-employee stock options for the same respective periods.

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

The Company is currently using the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights. For stock rights issued in the three and nine months ended September 30, 2014 and 2013, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	0.06%	0.09%	0.06-0.09%	0.09%
Expected volatility	103.36%	88.68%	94.99-103.36%	88.68%
Weighted average expected volatility	103.36%	88.68%	99.37%	88.68%
Expected lives (years)	0.50	0.50	0.50	0.50
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of stock rights issued during the three month periods ended September 30, 2014 and 2013 was $1.24 and $2.04, respectively. The weighted average fair value of stock rights issued during the nine month periods ended September 30, 2014 and 2013 was $1.62 and $2.04, respectively.

The risk-free interest rate used was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected volatility is based upon the volatility of a composition of comparable companies for the expected term. The expected life assumption was based upon the purchase period and the dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The Company recorded $7,800 and $5,100 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, related to the ESPP. The Company recorded $21,000 and $5,100 of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively, related to the ESPP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation.

This management’s discussion and analysis of financial condition as of September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 28, 2014.

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

Overview

We are a biotechnology company focused on discovering, developing and commercializing innovative therapies based on our proprietary, next-generation RNAi platform. Therapeutics that use RNA interference, or “RNAi,” have great promise because of their ability to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. The Company’s first RNAi product candidate, RXI-109, commenced human clinical trials in 2012. RXI-109 targets connective tissue growth factor (“CTGF”), a key regulator of fibrosis and scar formation, and is initially being developed to reduce or inhibit scar formation in the skin following surgery. The Company’s pipeline includes a clinical program in anti-scarring, a preclinical program in ophthalmology and a discovery program to identify other potential sd-rxRNA® lead compounds and targets in dermatology and ophthalmology indications, in part from the RNAi-related assets acquired from OPKO Health, Inc. (“OPKO”).

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

Clinical Development Program

Our lead clinical product candidate is RXI-109, a self-delivering RNAi compound (sd-rxRNA) being developed for the reduction of dermal scarring. RXI-109 is designed to reduce the expression of CTGF, a critical regulator of several biological pathways involved in fibrosis, including scar formation in the skin. RXI-109 is being developed to prevent or reduce dermal scarring following surgery or trauma, as well as for the management of hypertrophic scars and keloids.

Our first Phase 1 clinical trial with RXI-109 (Study 1201) began in June 2012 and our second Phase 1 clinical trial with RXI-109 (Study 1202) began in December 2012. Both trials showed excellent safety and tolerability with ascending single and multiple doses, as well as dose-dependent effects on the CTGF protein and on the mRNA that controls production of this protein.

Based on the safety profile shown in our two Phase 1 clinical trials, in November 2013, the Company started its first Phase 2a study (Study 1301) in patients who had pre-existing hypertrophic scars present on their lower abdomen for at least one year. Hypertrophic scars are abnormal scars that are raised above the normal skin surface and can be reddened or darker than the existing skin tone. These scars result in part from an increased level of collagen and are less “elastic” than the surrounding skin. In this study, the patients undergo scar revision surgery, after which they are treated with RXI-109 on one end of the scar and placebo on the opposite end of the scar. To date, two cohorts of eight patients each have been enrolled and have reached the 1-month post-surgery observation point. Because this trial was designed with an adaptive protocol, it provides the Company with the ability to review early data and optimize future cohorts and/or trials. Based on early 1-month observations, assessments suggest that treatment with RXI-109 beginning two weeks post-surgery is better than treatment with RXI-109 immediately following surgery. With these observations the dosing regimen can be optimized and the Company’s additional Phase 2a clinical trials will be fine-tuned, allowing the Company to more rapidly move forward with treatment optimization for the prevention of scarring after surgery. The Company has also presented 3-month photographs from the first two patients enrolled in Study 1301 which indicate that treatment with RXI-109 shows a clinical benefit at that 3-month time point.

In April 2014, the Company began its second Phase 2a study (Study 1401) for RXI-109 treatment to prevent the recurrence of keloids in patients undergoing a keloidectomy (removal of keloid). Keloids are raised and reddened or darkened scars resulting from increased collagen production, but keloids often spread beyond the original site of skin injury and may continue to grow in size. Keloids can result from skin “trauma” as common as an ear piercing or vaccination and may grow to cover large areas. In this study, patients with two keloids of similar size and location are eligible for the study. After keloidectomy, the lesions are closed and one is treated with RXI-109, and the other is treated with placebo. As is the case for the study in hypertrophic scars, patients will be followed for several months after the end of treatment.

The Company’s third Phase 2a study (Study 1402) was initiated in July 2014 for RXI-109 for the reduction of recurrence of hypertrophic scars following elective scar revision surgery. Patients with either one long hypertrophic scar, or two scars comparable in length, anatomical location and characteristics will be enrolled and be eligible to receive scar revision surgery. For a single scar, a portion of the revised scar segment will be treated with RXI-109 and a comparably sized length on the opposite end of the excised scar segment will be left untreated. If two scars are revised, one revised scar segment will be treated with RXI-109 and one scar will be left untreated after revision surgery. Study 1402 will follow patients for nine months. Investigator and independent reviewer assessments will be used to evaluate the effectiveness of RXI-109 in preventing scar formation. Reviewers will evaluate and compare the appearance of the revised areas after treatment with RXI-109 or when left untreated. This study will help to define the dose and treatment duration to be used in Phase 2b dose finding studies and ultimately in Phase 3 pivotal studies, and may also provide an indication whether hypertrophic scars in different parts of the body could have a different response to treatment with RXI-109.

Ophthalmology Preclinical Programs

While focusing our efforts on our RXI-109 development program, we also intend to continue to advance our ophthalmology franchise, both on our own and through collaborations with academic and corporate third parties. Current areas of focus for the Company include retinal scarring and other ocular fibrosis disorders, neovascularization and retinoblastoma. Programs within the areas of focus include retinal scarring in proliferative vitreoretinopathy (“PVR”), age-related macular degeneration (“AMD”) and retinoblastoma. PVR occurs in approximately 8-10% of patients as a complication of retinal detachment. In AMD, a leading cause of severe visual impairment in people over age 50, blood vessels grow into the retina (neovascularization) and disrupt vision. Current available therapies for AMD rely on suppression of vascular endothelial growth factor (“VEGF”) to address the neovascularization component of AMD, but not the subsequent retinal scarring that often occurs over time. Treatment with RXI-109 to reduce retinal scarring along with current standard of care options or our own VEGF sd-rxRNA could provide benefit to these patients. Retinoblastoma is a childhood cancer that originates in the retina. If not detected early, retinoblastoma can lead to loss of the affected eye or death. Early intervention often involves the use of chemotherapy and can be successful in preserving the eye. Development of an sd-rxRNA that could block the growth of the retinoblastoma tumor is underway by the Company and could potentially be of great benefit.

Current programs in the discovery and preclinical stages include:

•	Small Business Innovation Research grant to evaluate and develop sd-rxRNAs as potential therapeutics for the treatment of retinoblastoma;

•	Collaboration evaluating the potential to use a CTGF-targeting sd-rxRNA as a therapeutic to reduce or inhibit retinal scarring, which often occurs as a consequence of some retinal diseases and following retinal detachment;

•	Investigational new drug application- (“IND”) supporting toxicology studies to support RXI-109 being developed as a treatment for ocular scarring; and

•	Development of Bevasiranib, or Bevasiranib related analogues, a VEGF-targeting siRNA for the treatment of wet age-related AMD acquired from OPKO, by converting it to our proprietary sd-rxRNA format which would allow effective cellular uptake and activity in the retina.

Discovery Program

In March 2013, the Company entered into an asset purchase agreement with OPKO pursuant to which we acquired substantially all of OPKO’s RNAi-related assets, including patents, licenses, clinical and preclinical data and other related assets. The assets purchased from OPKO are at an early stage of development and the Company has established a program to identify potential sd-rxRNA lead compounds and targets from the assets acquired, as well as those that target other key enzymes in dermatology and ophthalmology.

The Company has selected collagenase and tyrosinase as new discovery stage targets for our self-delivering platform. For each of these two targets, we have identified potent sd-rxRNA compounds for further evaluation. These two targets are important for various diseases in skin, such as photo aging, wound healing and hyperpigmentation as well as in other disease areas (including osteo- and rheumatoid arthritis, acne scarring, blistering skin disorders, corneal erosions and endometriosis and certain neurological cancers).

Future Potential Applications of RXI-109

Overexpression of CTGF is implicated in dermal scarring and fibrotic disease, and because of this, we believe that RXI-109 or other CTGF-targeting RNAi compounds may be able to treat other fibrotic indications, including acute spinal injury, ocular scarring, joint fibrosis and vascular restenosis. If the current clinical trials of RXI-109 produce successful results in dermal anti-scarring, we may explore opportunities in additional indications that can be accessed by local administration, as well as other possible dermatology applications (e.g., cutaneous scleroderma). In addition, overexpression of CTGF has been implicated in diseases such as liver and pulmonary fibrosis. Although the Company does not intend to develop systemic uses of RXI-109, the Company is open to business development and out-licensing opportunities for those applications.

Market Opportunity

There are currently no FDA-approved therapeutics in the United States for the treatment and prevention of scars in the skin. However, there are over 42 million procedures in the United States each year that could potentially benefit from a therapeutic treatment that could successfully reduce or prevent scarring; thus, the market potential is quite large. According to the American Society for Plastic Surgery, there were 177,000 scar revision surgeries alone in 2013. In addition to cosmetic and reconstructive surgeries, medical interventions which could incorporate an anti-scarring agent include scarring that results from trauma, surgery or burns (especially relating to raised or hypertrophic scarring or contracture scarring), surgical revision of existing unsatisfactory scars, and in the treatment, removal and inhibition of keloids (scars which extend beyond the original skin injury).

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$16	$92	$57	$370
Research and development expenses	(1,459)	(1,229)	(4,118)	(16,213)
General and administrative expenses	(766)	(934)	(2,459)	(2,588)
Operating loss	(2,209)	(2,071)	(6,520)	(18,431)
Net loss	(2,206)	(2,059)	(6,496)	(18,417)
Net loss applicable to common stockholders	$(2,906)	$(3,506)	$(10,164)	$(25,810)

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

To date, we have generated revenues through government grants. The following table summarizes our total revenues from government grants, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Grant revenues	$16	$92	$57	$370

Total revenues were approximately $16,000 for the three months ended September 30, 2014, compared with $92,000 for the three months ended September 30, 2013. The decrease of $76,000, or 83%, was due to the number of the Company’s outstanding government grants and a reduction of work related to the grants during the three months ended September 30, 2014 as compared with the same period in the prior year.

Total revenues were approximately $57,000 for the nine months ended September 30, 2014, compared with $370,000 for the nine months ended September 30, 2013. The decrease of $313,000, or 85%, was due to the number of the Company’s outstanding government grants and a reduction of work related to the grants during the nine months ended September 30, 2014 as compared with the same period in the prior year.

The Company had $61,000 of deferred revenue at September 30, 2014, which consists of receipt of grant awards from the government, but which we have not yet recognized, pursuant to our revenue recognition policies, as the work has not been completed.

For the foreseeable future, we expect our revenue to continue to be derived primarily from government grants and we expect the amount of our grant revenue to fluctuate period to period.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expenses	$1,459	$1,229	$4,118	$16,213
General and administrative expenses	766	934	2,459	2,588

Total operating expenses	$2,225	$2,163	$6,577	$18,801

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

Total research and development expenses were approximately $1,459,000 for the three months ended September 30, 2014, compared with $1,229,000 for the three months ended September 30, 2013. The increase of $230,000, or 19%, was primarily due to an increase of $179,000 related to preclinical studies in support of an investigational new drug application for an ocular indication, an increase of $19,000 in employee stock-based compensation expense and an increase of $32,000 in non-employee stock-based compensation expense related to the change in the fair value of options.

Total research and development expenses were approximately $4,118,000 for the nine months ended September 30, 2014, compared with $16,213,000 for the nine months ended September 30, 2013. The decrease of $12,095,000 or 75%, was primarily due to a decrease of $12,250,000 related to the one-time charge for the fair value of common stock issued in exchange for patent and technology rights acquired from OPKO in March 2013 and a decrease of $129,000 in employee stock-based compensation expense offset by increases of $249,000 in research and development expenses due to the Company’s three ongoing Phase 2a clinical trials and preclinical studies in support of our ocular programs and $35,000 in non-employee stock-based compensation expense due to changes in the fair value of options.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were approximately $766,000 for the three months ended September 30, 2014, compared with $934,000 for the three months ended September 30, 2013. The decrease of $168,000, or 18%, was primarily due to decreases of $122,000 in general and administrative expenses due to a reduction in legal and consulting fees as compared with the same period in the prior year and $46,000 in employee stock-based compensation expense.

General and administrative expenses were approximately $2,459,000 for the nine months ended September 30, 2014, compared with $2,588,000 for the nine months ended September 30, 2013. The decrease of $129,000, or 5%, was primarily due to decreases of $119,000 in general and administrative expenses due to a reduction in legal fees as compared with the same period in the prior year as a result of the Company’s completion of a reverse stock split and $10,000 in employee stock-based compensation expense.

Series A and Series A-1 Preferred Stock Dividends

The following table summarizes our Series A and Series A-1 Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Series A and Series A-1 Preferred Stock dividends	$700	$1,447	$3,668	$7,393

Series A and Series A-1 Preferred Stock dividends were approximately $700,000 for the three months ended September 30, 2014, compared with $1,447,000 for the three months ended September 30, 2013. The decrease of $747,000, or 52%, was due to changes in the Company’s closing common stock price on the dividend payment dates and the number of preferred shares earning dividends each quarter.

Series A and Series A-1 Preferred Stock dividends were approximately $3,668,000 for the nine months ended September 30, 2014, compared with $7,393,000 for the nine months ended September 30, 2013. The decrease of $3,725,000, or 50%, was due to changes in the Company’s closing common stock price on the dividend payment dates and the number of preferred shares earning dividends each quarter.

The rights and preferences of the Series A and Series A-1 Preferred Stock and the calculation of the dividend payable, are described further in Notes 4 and 5 of the condensed financial statements.

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

We had cash, cash equivalents and short-term investments of approximately $10.1 million as of September 30, 2014, compared with approximately $14.4 million in cash, cash equivalents and short-term investments as of December 31, 2013.

On April 22, 2014, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20 million in shares of our common stock over the 30-month term of the agreement. Under the agreement, LPC purchased $2,000,000 in shares of our common stock on April 22, 2014 at $4.00 per share.

The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s operations, including the current and the planned Phase 2 programs for RXI-109, into the third quarter of 2015. If the Company utilizes the equity facility in place with LPC, the Company believes it will be able to fund the Company’s operations into fiscal 2017.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $6,164,000 for the nine months ended September 30, 2014 and was primarily due to the Company’s net loss and decreases in accounts payable and accrued expenses and other current liabilities. Net cash used in operating activities was approximately $4,909,000 for the nine months ended September 30, 2013 and was primarily due to the Company’s net loss as adjusted for non-cash expense for the fair value of common stock issued in exchange for technology rights. In addition, net cash used in operating activities is adjusted for other non-cash items to reconcile net loss to net cash used in operating activities. These other non-cash adjustments consist primarily of share-based compensation and depreciation and amortization.

Net Cash Flow from Investing Activities

For the nine months ended September 30, 2014, net cash of $2,073,000 used in investing activities was primarily due to the purchase of $5,000,000 of short-term investments and fixed asset purchases of $85,000 offset by the maturity of $3,000,000 of the Company’s short-term investments. Net cash used in investing activities of $9,010,000 for the nine months ended September 30, 2013 was primarily due to the purchase of $9,000,000 of short-term investments.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $1,977,000 for the nine months ended September 30, 2014 and was primarily due to net proceeds of $1,947,000 received from the issuance of 500,000 shares of our common stock to LPC in connection with the equity facility. For the nine months ended September 30, 2013, net cash provided by financing activities was approximately $15,639,000 and was primarily due to net proceeds of $15,651,000 received from the issuance of approximately 3.8 million shares of our common stock in a private offering during the prior year period.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of September 30, 2014 and December 31, 2013; (2) Condensed Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (3) Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (4) Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and Chief Financial Officer

Date: November 13, 2014