Form 10-Q
period 2015-03-31
RXi Pharmaceuticals Corp
filed 2015-05-13
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, RXi Pharmaceuticals Corporation had 36,160,113 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED MARCH 31, 2015

PART I

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,580	$8,496
Restricted cash	50	50
Prepaid expenses and other current assets	351	442

Total current assets	6,981	8,988
Property and equipment, net	170	183
Other assets	18	18

Total assets	$7,169	$9,189

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$459	$285
Accrued expenses and other current liabilities	1,097	1,002
Deferred revenue	—	47

Total current liabilities	1,556	1,334

Commitments and contingencies
Convertible preferred stock (Note 5)
Series A convertible preferred stock, $0.0001 par value, 15,000 shares authorized; 3,085 and 5,110 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively (at liquidation value)	3,085	5,110
Stockholders’ equity (Note 6):
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A-1 convertible preferred stock, $0.0001 par value, 10,000 shares authorized; 21 and 1,578 issued and outstanding at March 31, 2015 and December 31, 2014, respectively (at liquidation value)	21	1,578
Common stock, $0.0001 par value, 100,000,000 shares authorized; 31,221,598 and 21,984,272 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	52,331	48,047
Accumulated deficit	(49,827)	(46,882)

Total stockholders’ equity	2,528	2,745

Total liabilities, convertible preferred stock and stockholders’ equity	$7,169	$9,189

The accompanying notes are an integral part of these financial statements.

3

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Grant revenues	$34	$29

Operating Expenses:
Research and development expenses (1)	2,107	1,476
General and administrative expenses (1)	873	843

Total operating expenses	2,980	2,319

Loss from operations	(2,946)	(2,290)

Interest income, net	1	6

Net loss	(2,945)	(2,284)
Series A and Series A-1 convertible preferred stock dividends	(185)	(1,755)

Net loss applicable to common stockholders	$(3,130)	$(4,039)

Net loss per common share applicable to common stockholders:
Basic and diluted	$(0.13)	$(0.32)

Weighted average common shares:
Basic and diluted	23,763,486	12,616,086

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$175	$210
General and administrative	236	281

The accompanying notes are an integral part of these financial statements.

4

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,945)	$(2,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	22
Non-cash stock-based compensation	411	491
Fair value of common stock issued in exchange for patent and technology rights	228	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	91	77
Accounts payable	174	114
Accrued expenses and other current liabilities	95	(771)
Deferred revenue	(47)	(29)

Net cash used in operating activities	(1,972)	(2,380)

Cash flows from investing activities:
Cash paid for purchase of equipment and furnishings	(8)	—

Net cash used in investing activities	(8)	—

Cash flows from financing activities:
Net proceeds from the issuance of common stock	64	—

Net cash provided by financing activities	64	—

Net decrease in cash and cash equivalents	(1,916)	(2,380)
Cash and cash equivalents at the beginning of period	8,496	11,390

Cash and cash equivalents at the end of period	$6,580	$9,010

Supplemental disclosure of non-cash investing and financing activities:
Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$2,000	$3,000

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$3,686	$672

Fair value of Series A and Series A-1 convertible preferred stock dividends	$185	$1,755

Series A and Series A-1 convertible preferred stock dividends	$105	$168

The accompanying notes are an integral part of these financial statements.

5

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a biotechnology company focused on discovering and developing innovative therapies, primarily in the areas of dermatology and ophthalmology, addressing high unmet medical needs. Our development programs are based on our siRNA technology and immunotherapy agents. Our clinical development programs include, but are not limited to, our proprietary, self-delivering RNAi (sd-rxRNA®) compounds for the treatment of dermal and retinal scarring and an immunodulating agent, Samcyprone™, for the treatment of such disorders as alopecia areata, warts and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides support to further discover and develop innovative therapies either on our own or in collaboration with strategic partners.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and certificates of deposit.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred and relate to salaries, employee benefits, facility-related expenses, supplies, stock-based compensation related to employees and non-employees involved in the Company’s research and development, external services, other operating costs and overhead related to our research and development departments, costs to acquire technology licenses and expenses associated with pre-clinical activities and our clinical trials. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed us with respect to services provided and/or materials that we have received.

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

Net Loss per Share

The Company accounts for and discloses net loss per share attributable to common stockholders in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares.

Comprehensive Loss

The Company’s net loss is equal to its comprehensive loss for all periods presented.

2. Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial
Statements — Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this update.

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

3. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the potential common shares excluded from the calculation of net loss per common share attributable to common stockholders because their inclusion would be anti-dilutive:

	March 31,
	2015	2014
Options to purchase common stock	3,079,264	2,581,268
Common stock underlying Series A and Series A-1 convertible preferred stock	7,571,197	23,084,880
Warrants to purchase common stock	4,615	4,615

Total	10,655,076	25,670,763

4. Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are defined as follows:

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

The Company categorized its restricted cash and cash equivalents as Level 2 hierarchy. The assets classified as Level 2 have initially been valued at the applicable transaction price and subsequently valued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—

Total	$50	$—	$50	$—

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,000	$—	$4,000	$—
Restricted cash	50	—	50	—

Total	$4,050	$—	$4,050	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash and accounts payable approximate their fair values due to their short-term nature.

5. Convertible Preferred Stock

The Company currently has authorized for issuance a total of 15,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”), $0.0001 par value per share. At March 31, 2015, 3,085 shares of Series A Preferred Stock were outstanding.

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

The Company paid dividends in additional shares of Series A Preferred Stock of 84 and 96 shares for the three months ended March 31, 2015 and 2014, respectively.

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $148,000 and $1,010,000 for the three months ended March 31, 2015 and 2014, respectively.

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

During the three months ended March 31, 2015, 109 shares of Series A Preferred stock were converted into 266,182 shares of common stock and during the three months ended March 31, 2014, 166 shares of Series A Preferred Stock were converted into 405,720 shares of common stock.

Exchange Transaction

On March 20, 2015, the Company entered into an exchange agreement (the “Exchange Agreement”) with Tang Capital Partners, L.P. (“TCP”) pursuant to which TCP exchanged a total of 2,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”). The exchange transaction resulted in a decrease in the face value of the Series A Preferred Stock and a corresponding increase in the face value of the Series A-1 Preferred Stock.

6. Stockholders’ Equity

The Company currently has authorized for issuance 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Series A-1 Preferred Stock

The Company currently has authorized for issuance a total of 10,000 shares of Series A-1 Preferred Stock, $0.0001 par value per share. At March 31, 2015, 21 shares of Series A-1 Preferred Stock were outstanding.

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

The Company paid dividends in additional shares of Series A-1 Preferred Stock of 21 and 72 shares for the three months ended March 31, 2015 and 2014, respectively.

Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $37,000 and $745,000 for the three months ended March 31, 2015 and 2014, respectively.

Conversion

Each holder of shares of Series A-1 Preferred Stock may, at any time and from time to time, convert each of its shares into a number of fully paid and non-assessable shares of common stock at the defined conversion rate. Each share of Series A-1 Preferred Stock is convertible into 2,437.57 shares of common stock. In no event shall any holder of shares of Series A-1 Preferred Stock have the right to convert shares of Series A-1 Preferred Stock into shares of common stock to the extent that, after giving effect to such conversion, the holder, together with any of its affiliates, would beneficially own more than 9.999% of the then-issued and outstanding shares of common stock.

During the three months ended March 31, 2015, 3,578 shares of Series A-1 Preferred stock were converted into 8,721,144 shares of common stock and during the three months ended March 31, 2014, 506 shares of Series A-1 Preferred Stock were converted into 1,233,402 shares of common stock.

Exchange Transaction

On March 20, 2015, the Company entered into the Exchange Agreement with TCP pursuant to which TCP exchanged a total of 2,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 Preferred Stock. The terms of the Series A-1 Preferred Stock are identical in all respects to the Series A Preferred Stock, other than the elimination of cash penalties that would potentially be due and payable upon the failure of the Company to have enough shares of common stock available to permit the conversion of Series A Preferred Stock into common stock. The exchange transaction resulted in a decrease in the face value of the Series A Preferred Stock and a corresponding increase in the face value of the Series A-1 Preferred Stock.

Common Stock

On December 17, 2014, the Company entered into an assignment and exclusive license agreement, (the “Hapten Assignment and License Agreement”) with Hapten Pharmaceuticals, LLC (“Hapten”) under which Hapten agreed, effective at a closing that occurred on February 4, 2015, to sell and assign to us certain patent rights and related assets and rights, including an investigational new drug application and clinical data, for Hapten’s Samcyprone™ products for therapeutic and prophylactic use. Samcyprone™ is a proprietary topical formulation of diphenylcyclopropenone (“DPCP”), an immunomodulation agent that works by initiating a T-cell response. Hapten has been developing Samcyprone™ for the treatment of alopecia areata, warts and cutaneous metastases of malignant melanoma. Upon the closing of the Hapten Assignment and License Agreement on February 4, 2015, the Company paid to Hapten a one-time upfront cash payment of $100,000 and issued 200,000 shares of common stock, the fair value of which was determined using the quoted market price of the Company’s common stock on the date of issuance. Accordingly, the cash payment of $100,000 and the fair value of the common stock of $228,000 was recorded as research and development expense during the quarter ended March 31, 2015.

On December 18, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,800,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. During the three months ended March 31, 2015, the Company sold a total of 50,000 shares of common stock to LPC under the Purchase Agreement for net proceeds of $64,000. There have been no other sales under the Purchase Agreement to date.

Refer to the Series A Preferred Stock and Series A-1 Preferred Stock conversions described above in this Note and Note 5 for shares issued as a result of the conversions of Series A and Series A-1 Preferred Stock during the three months ended March 31, 2015 and 2014, respectively.

7. Stock-based Compensation

Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three months ended March 31, 2015 and 2014, the following assumptions were used:

	For the Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.47 – 1.51%	2.73%
Expected volatility	90.10 – 91.16%	107.01%
Weighted average expected volatility	90.29%	107.01%
Expected lives (in years)	6.05 – 6.25	10.00
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three month periods ended March 31, 2015 and 2014 was $0.88 and $4.62, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the period from January 1, 2015 to March 31, 2015:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2015	3,000,264	$3.39
Granted	79,000	1.18
Exercised	—	—
Cancelled	—	—

Balance at March 31, 2015	3,079,264	$3.33	7.67 years	$—

Exercisable at March 31, 2015	1,912,321	$3.40	7.40 years	$—

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was approximately $411,000 and $491,000, respectively. Of this, the Company recognized approximately $16,500 of income and $37,000 of expense related to non-employee stock options for the same respective periods.

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights. For valuing stock rights issued during the three months ended March 31, 2015 and 2014, the following assumptions were used:

	For the Three Months Ended March 31,
	2015	2014
Risk-free interest rate	0.11%	0.09%
Expected volatility	82.72%	94.99%
Expected lives (in years)	0.50	0.50
Expected dividend yield	0.00%	0.00%

The weighted average fair value of stock rights issued during the three month periods ended March 31, 2015 and 2014 was $0.58 and $1.14, respectively.

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

Of the total stock-based compensation expense recorded for the three months ended March 31, 2015 and 2014, the Company recognized $6,500 and $6,600 of expense related to the ESPP for the same respective periods.

8. Subsequent Events

Subsequent to the balance sheet date, 2,026 shares of Series A Preferred Stock were converted into 4,938,515 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation.

This management’s discussion and analysis of financial condition as of March 31, 2015 and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 30, 2015.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intend,” “believe,” “indicate,” “plan,” “expect,” “may,” “should,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109, Samcyprone™ and our other product candidates (collectively “our product candidates”); the future success of our clinical trials with our product candidates; the timing for the commencement and completion of clinical trials; and the future success of our strategic partnerships. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with our product candidates may not be successful in evaluating the safety and tolerability of these candidates or providing evidence of increased surgical scar reduction compared to placebo; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with our product candidates; general economic conditions; and those identified in our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

Overview

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a biotechnology company focused on discovering and developing innovative therapies, primarily in the areas of dermatology and ophthalmology, addressing high unmet medical needs. Our development programs are based on our siRNA technology and immunotherapy agents. Our clinical development programs include, but are not limited to, our proprietary, self-delivering RNAi (sd-rxRNA®) compounds for the treatment of dermal and retinal scarring and an immunodulating agent, Samcyprone™, for the treatment of such disorders as alopecia areata, warts and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides support to further discover and develop innovative therapies either on our own or in collaboration with strategic partners.

Clinical Development Program

Our first clinical product candidate is RXI-109, a self-delivering RNAi compound (sd-rxRNA) developed for the reduction of dermal scar formation. RXI-109 is designed to reduce the expression of connective tissue growth factor (“CTGF”), a critical regulator of several biological pathways involved in fibrosis, including scar formation in the skin. RXI-109 is currently being evaluated in Phase 2a clinical trials to prevent or reduce dermal scarring following surgery or trauma, as well as for the management of hypertrophic scars and keloids. Hypertrophic scars are abnormal scars that are raised above the normal skin surface and can be reddened or darker than the existing skin tone. These scars result in part from an increased level of collagen and are less “elastic” than the surrounding skin. Keloids are also raised and reddened or darkened scars resulting from increased collagen production, but keloids often spread beyond the original site of skin injury and may continue to grow in size. Keloids can result from skin “trauma” as common as an ear piercing or vaccination and may grow to cover large areas.

Based on the safety profile shown in our two Phase 1 clinical trials, in November 2013, the Company started its first Phase 2a study (Study 1301) in subjects who had pre-existing hypertrophic scars present on their lower abdomen for at least one year. In this study, subjects underwent scar revision surgery, after which they were treated with RXI-109 on one end of the scar and placebo on the opposite end of the scar. In this first Phase 2a study, treatment was limited: three intradermal doses over a period of two weeks. Enrollment in this study has been completed and subjects will continue to be monitored after this two-week treatment period according to the Study 1301 protocol. The top-line 3 month results support a clinical effect of RXI-109 in hypertrophic scars and have provided guidance on a dosing regimen. From this early data, the Company also determined that initiating treatment two weeks post-surgery is more beneficial than initiating treatment immediately and that there may be a benefit to extending the treatment window farther into the proliferation phase of healing. With these observations, the Company will be able to optimize the dosing regimens for our current and future clinical trials.

In April 2014, the Company began its second Phase 2a study (Study 1401) to evaluate RXI-109 for treatment to prevent the recurrence of keloids in subjects undergoing a keloidectomy (removal of a keloid). In this study, subjects with two keloids of similar size and location were eligible for enrollment. Subjects underwent a keloidectomy after which the lesions were closed and one was treated with RXI-109, and the other was treated with placebo. Treatment was limited in this study; four weekly injections over a 1 month period. Enrollment in Study 1401 has been completed and subjects will be followed for approximately five months after the end of treatment. In March 2015, the Company held a meeting with an expert panel comprised of clinical advisors, practicing dermatologists and plastic surgeons, including investigators participating in Study 1401. The panel conducted a review of preliminary data from the study, where the panel members looked at blinded pictures of the first seven subjects for the first few months after treatment. Panel members more often identified the placebo-treated site as showing faster recurrence of the keloid. Based on these preliminary clinical observations, which showed a reduced recurrence of keloids treated with RXI-109 as compared to placebo, this panel provided a unanimous recommendation to the Company to lengthen the treatment regimen and to increase the number of doses with RXI-109 to reflect the chronic and aggressive nature of the formation process of a keloid. The Company expects to move forward with these recommendations and initiate an additional keloid trial by the end of 2015.

The Company’s third Phase 2a study (Study 1402) for RXI-109 was initiated in July 2014 to evaluate RXI-109 for the reduction of recurrence of hypertrophic scars following elective scar revision surgery. Subjects with either one long hypertrophic scar, or two scars comparable in length, anatomical location and characteristics will be enrolled and be eligible to receive scar revision surgery. For a single scar, a portion of the revised scar segment will be treated with RXI-109 and a comparably sized length on the opposite end of the revised scar segment will be left untreated. If two scars are revised, one revised scar segment will be treated with RXI-109 and one scar will be left untreated after revision surgery. Subjects in Study 1402 have entered on a rolling basis, of which enrollment is more than 50% complete, and will be evaluated up until month nine. This study incorporates the findings from Study 1301 regarding dosing regimen and includes six doses, initiating two weeks after surgery, thus extending the dosing period from Study 1301. Results from this study will help to further define the dose and treatment duration to be used in the formal Phase 2b dose finding studies and ultimately in Phase 3 pivotal studies.

Our second clinical product candidate is Samcyprone™, a proprietary topical formulation of diphenylcyclopropenone (“DPCP”), exclusively licensed from Hapten Pharmaceuticals, LLC (“Hapten”) in December 2014. DPCP is an immunomodulation agent that works by initiating a T-cell response. Typically, patients treated with DPCP are initially sensitized with a single, high concentration of drug and subsequently treated with low, non-irritant concentrations. Use of high concentrations of DPCP during the sensitization dose results in hyper-sensitizing the patient to subsequent challenge doses. In contrast, the use of Samcyprone™ allows sensitization using a much lower concentration of DPCP, avoiding hyper-sensitization to challenge doses. This should result in an improved safety and tolerability profile while maintaining the known efficacy of DPCP.

Samcyprone™ has been used for over 20 years to treat warts and alopecia areata, and has shown efficacy against cutaneous metastases of melanoma. A Phase 2a trial to evaluate the efficacy and safety of Samcyprone™ for the treatment of viral warts was completed by Hapten in 2010. The Company plans to support the ongoing investigator-sponsored clinical trial for the treatment of cutaneous metastases of melanoma, as well as a new investigator-sponsored clinical trial in alopecia areata. In March 2015, the Company was granted Orphan Drug Designation for Samcyprone™ by the U.S. Food and Drug Administration (“FDA”) for the treatment of malignant melanoma stage IIb to IV. A number of patients with stage IIb to IV malignant melanoma develop cutaneous metastases. Samcyprone™ is being developed for treatment of these metastases. The Company expects to initiate a second Phase 2a clinical trial for the treatment of warts by the end of 2015.

Preclinical Program

While focusing our efforts on our RXI-109 and Samcyprone™ clinical development programs, we also continue to advance our preclinical programs, both on our own and through collaborations with academic and corporate third parties. The Company’s preclinical program currently includes two ocular indications with RXI-109: retinal and corneal scarring. To date, we have shown that CTGF protein levels are reduced in a dose-dependent manner in both the retina and cornea following an intravitreal injection of RXI-109 in a monkey. Toxicity testing of RXI-109 in the eye to support an IND is currently in progress and the Company is working toward filing an IND in mid-2015 for RXI-109 as a potential therapeutic for the scarring component of retinal diseases in the eye, such as age-related macular degeneration (“AMD”). In AMD, a leading cause of severe visual impairment in people over age 50, blood vessels grow into the retina (neovascularization) and disrupt vision. Current available therapies for AMD rely on suppression of vascular endothelial growth factor to address the neovascularization component of AMD, but not the subsequent retinal scarring that often occurs over time. Treatment with an anti-scarring agent such as RXI-109 could be of great benefit to these patients.

Discovery Program

We also intend to advance additional development programs within our dermatology and ophthalmology franchises. Within our dermatology space, the Company has selected collagenase and tyrosinase as new discovery stage targets for our self-delivering RNAi platform. Collagenase, or MMP1, is a matrix metalloproteinase involved in the breakdown of extracellular matrix. Selective reduction of MMP1 may be beneficial in the treatment of skin aging disorders, arthritis, acne scarring, blistering skin disorders, corneal erosions, endometriosis and possibly cancer metastasis. Tyrosinase is the key enzyme in the synthesis of melanin. Melanin is produced by melanocytes and is the pigment that gives human skin, hair and eyes their color. The inhibition of tyrosinase can play a key role in the management of diseases such as cutaneous hyperpigmentation disorders such as lentigines (freckles, age spots and liver spots), retinitis pigmentosa, neuroblastoma, glioblastoma and possibly melanoma. We have identified potent sd-rxRNA compounds that target MMP1 or tyrosinase for further evaluation.

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

In March 2015, the Company granted an exclusive license to MirImmune LLC (“MirImmune”) to utilize the Company’s novel and proprietary sd-rxRNA technology for MirImmune’s use in developing ex-vivo cell-based cancer immunotherapies. Under the terms of the agreement, MirImmune will be responsible for all research, development, manufacturing, regulatory and commercialization activities for the licensed products. MirImmune will develop ex-vivo cell-based therapeutics utilizing our sd-rxRNA technology to target immune inhibitory pathways (checkpoints) which are responsible for limiting the efficacy of cancer immunotherapies. RXi is eligible to receive an annual licensing fee, clinical milestone payments and royalties on sales from MirImmune. Upon the achievement of gating milestones, the Company will have the right to acquire a double-digit equity stake in MirImmune. However, the Company does not expect to realize any significant milestone payments or royalties under this agreement in the near term. If successful, this collaboration has the potential to result in novel, more effective and patient friendly cancer treatments that could be a significant step toward personalized medicine.

Market Opportunity

As there are currently no FDA-approved drugs to prevent dermal scar formation, a therapeutic of this type could have great benefit for trauma and surgical patients, as a treatment during the surgical revision of existing unsatisfactory scars, and in the treatment, removal and inhibition of keloids (scars that extend beyond the original skin injury). There are over 42 million procedures in the United States each year that could potentially benefit from a therapeutic treatment that could successfully reduce or prevent scarring; thus, the market potential is quite large. According to the American Society for Plastic Surgery, there were more than 177,000 scar revision surgeries alone in 2014. In addition to cosmetic and reconstructive surgeries, medical interventions which could incorporate an anti-scarring agent include scarring that results from trauma, surgery or burns (especially relating to raised or hypertrophic scarring or contracture scarring), and surgical revision of existing unsatisfactory scars and keloids.

In November 2013, we signed a distribution agreement with Ethicor Ltd. (“Ethicor”), a UK-based unlicensed medicinal products (“Specials”) pharmaceutical company. The agreement provides Ethicor with the distribution rights to RXI-109 in the European Union. Ethicor will pay us a double-digit percentage of any gross profits from its sales of RXI-109. Once RXI-109 becomes an approved drug in a given country, the marketing rights in that country revert back to RXi. Under the European medicines legislation (Directive 2001/83/EC, Article 5(1)), we expect that Ethicor will be able to supply, prior to regulatory approval, RXI-109 as a “Special” drug. A “Special” drug may be requested by an authorized health-care professional to meet the special needs of an individual patient under their direct responsibility. The collaboration is important for health-care professionals and patients who can get safe controlled early access to a development drug and is a significant milestone for the Company, not only in possible early revenue, but as increased exposure to RXI-109 may be key in accelerating the development of our drug. To date we have not generated any product revenue and may not generate product revenue in the foreseeable future, or ever.

Research and Development

To date, our research programs have focused on optimizing the delivery technology necessary to make RNAi compounds available by local administration for diseases for which we intend to develop an RNAi therapeutic, discovering novel targets in immune modulation for autoimmune disorders by topical delivery, identifying product candidates and moving those product candidates into the clinic. Since we commenced operations, research and development has comprised a significant proportion of our total operating expenses and is expected to comprise the majority of our spending for the foreseeable future.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 30, 2015.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2015	2014
Revenues	$34	$29
Research and development expenses	(2,107)	(1,476)
General and administrative expenses	(873)	(843)
Loss from operations	(2,946)	(2,290)
Net loss	(2,945)	(2,284)
Net loss applicable to common stockholders	$(3,130)	$(4,039)

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

To date, we have generated revenues through government grants. The following table summarizes our total revenues from government grants, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2015	2014
Grant revenues	$34	$29

Total revenues were approximately $34,000 for the three months ended March 31, 2015, compared with $29,000 for the three months ended March 31, 2014. The increase of $5,000, or 17%, was due to the completion of work on the Company’s outstanding government grant during the three months ended March 31, 2015.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2015	2014
Research and development expenses	$2,107	$1,476
General and administrative expenses	873	843

Total operating expenses	$2,980	$2,319

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

Total research and development expenses were approximately $2,107,000 for the three months ended March 31, 2015, compared with $1,476,000 for the three months ended March 31, 2014. The increase of $631,000, or 43%, was primarily due to an increase of $666,000 in research and development expenses related to the ramp up in pre-clinical ocular toxicology studies and subject-related fees for the Company’s ongoing three clinical trials and research and development expenses related to the completion of the Hapten Assignment and License Agreement for Samcyprone™ in February 2015 and an increase of $18,000 in employee stock-based compensation offset by a decrease of $53,000 in non-employee stock-based compensation related to the change in the fair value of options quarter over quarter.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were approximately $873,000 for the three months ended March 31, 2015, compared with $843,000 for the three months ended March 31, 2014. The increase of $30,000, or 4%, was due to an increase of $75,000 in general and administrative expenses primarily related to legal fees required during the quarter as compared with the same period in the prior year offset by a decrease of $45,000 in employee stock-based compensation.

Series A and Series A-1 Preferred Stock Dividends

The following table summarizes our Series A and Series A-1 Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended March 31,
	2015	2014
Series A and Series A-1 Preferred Stock dividends	$185	$1,755

Total Series A and Series A-1 Preferred Stock dividends were approximately $185,000 for the three months ended March 31, 2015, compared with $1,755,000 for the three months ended March 31, 2014. The decrease of $1,570,000, or 89%, was primarily due to a decrease in the Company’s closing common stock price on the dividend payment dates and the number of preferred shares earning dividends each quarter.

The rights and preferences of the Series A and Series A-1 Preferred Stock and the calculation of the dividend payable, are described further in Notes 5 and 6 to the financial statements.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $6.6 million as of March 31, 2015, compared with approximately $8.5 million in cash and cash equivalents as of December 31, 2014.

On December 18, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,800,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. During the three months ended March 31, 2015, the Company sold a total of 50,000 shares of common stock to LPC under the Purchase Agreement for net proceeds of $64,000. There have been no other sales under the Purchase Agreement to date.

We believe that our existing cash and cash equivalents and the potential proceeds available under our equity facility with LPC should be sufficient to fund our operations for at least the next twelve months. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, or ever. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If we fail to obtain additional funding when needed, we may be forced to scale back or terminate operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was approximately $1,972,000 for the three months ended March 31, 2015 and was primarily due to the Company’s net loss. Net cash used in operating activities was approximately $2,380,000 for the three months ended March 31, 2014 and was primarily due to the Company’s net loss and decrease in accrued liabilities. In addition, net cash used in operating activities is adjusted for other non-cash items to reconcile net loss to net cash used in operating activities. These other non-cash adjustments consist primarily of stock-based compensation, the fair value of common stock issued in exchange for patents rights and depreciation and amortization.

Net Cash Flow from Investing Activities

For the three months ended March 31, 2015, net cash of $8,000 used in investing activities was due to fixed asset purchases during the quarter. There were no cash flows related to investing activities for the three months ended March 31, 2014.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $64,000 for the three months ended March 31, 2015 and was primarily due to net proceeds of $64,000 received from the issuance of 50,000 shares of our common stock to LPC in connection with the equity facility entered into in December 2014. There were no cash flows related to financing activities for the three months ended March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.

We may not be able to regain compliance with the continued listing requirements of The Nasdaq Capital Market.

On May 7, 2015, we received written notice (the “Notification Letter”) from the Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notification Letter, we no longer meet the minimum bid price requirement.

The Notification Letter does not impact our listing on The Nasdaq Capital Market at this time. The Notification Letter states that we have 180 calendar days, or until November 3, 2015, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to November 3, 2015. In the event that we do not regain compliance by November 3, 2015, we may be eligible for additional time to reach compliance with the minimum bid price requirement. However, if we fail to regain compliance with the minimum bid price listing requirement or fail to maintain compliance with all other applicable continued listing requirements and Nasdaq determines to delist our common stock, the delisting could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Registration Statement on Form S-1 (File No. 333-203389)	April 13, 2015

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of March 31, 2015 and December 31, 2014; (2) Condensed Statements of Operations for the three months ended March 31, 2015 and 2014; (3) Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (4) Notes to Condensed Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: May 13, 2015