Form 10-Q
period 2015-06-30
RXi Pharmaceuticals Corp
filed 2015-08-12
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, RXi Pharmaceuticals Corporation had 64,949,121 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,986	$8,496
Restricted cash	50	50
Short-term investments	8,000	—
Prepaid expenses and other current assets	718	442

Total current assets	14,754	8,988
Property and equipment, net	181	183
Other assets	18	18

Total assets	$14,953	$9,189

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$635	$285
Accrued expenses and other current liabilities	1,187	1,002
Deferred revenue	—	47

Total current liabilities	1,822	1,334

Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value, 15,000 shares authorized; 0 and 5,110 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively (at liquidation value)	—	5,110
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A-1 convertible preferred stock, $0.0001 par value, 10,000 shares authorized; 0 and 1,578 issued and outstanding at June 30, 2015 and December 31, 2014, respectively (at liquidation value)	—	1,578
Common stock, $0.0001 par value, 100,000,000 shares authorized; 64,949,121 and 21,984,272 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6	2
Additional paid-in capital	65,118	48,047
Accumulated deficit	(51,993)	(46,882)

Total stockholders’ equity	13,131	2,745

Total liabilities, convertible preferred stock and stockholders’ equity	$14,953	$9,189

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$—	$12	$34	$41
Operating expenses:
Research and development expenses (1)	1,361	1,183	3,468	2,659
General and administrative expenses (1)	804	850	1,677	1,693

Total operating expenses	2,165	2,033	5,145	4,352

Operating loss	(2,165)	(2,021)	(5,111)	(4,311)
Other income (expense)
Interest income, net	1	5	2	11
Other income (expense), net	(2)	10	(2)	10

Total other income (expense)	(1)	15	—	21

Net loss	(2,166)	(2,006)	(5,111)	(4,290)
Series A and Series A-1 convertible preferred stock dividends	(24)	(1,213)	(209)	(2,968)

Net loss applicable to common stockholders	$(2,190)	$(3,219)	$(5,320)	$(7,258)

Net loss per common share applicable to common stockholders:
Basic and diluted	$(0.05)	$(0.23)	$(0.16)	$(0.54)

Weighted average common shares: basic and diluted	44,190,583	14,015,451	34,033,463	13,319,634

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$203	$206	$378	$416
General and administrative	244	251	480	532

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(5,111)	$(4,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	42
Gain on disposal of equipment	—	(10)
Non-cash stock-based compensation	858	948
Fair value of common stock issued in exchange for patent and technology rights	228	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(276)	(64)
Accounts payable	350	130
Accrued expenses and other current liabilities	185	(1,113)
Deferred revenue	(47)	(40)

Net cash used in operating activities	(3,772)	(4,397)

Cash flows from investing activities:
Purchase of short-term investments	(8,000)	—
Maturities of short-term investments	—	3,000
Cash paid for purchase of property and equipment	(39)	(71)
Proceeds from disposal of property and equipment	—	12

Net cash (used in) provided by investing activities	(8,039)	2,941

Cash flows from financing activities:
Net proceeds from the issuance of common stock	9,254	1,947
Proceeds from the issuance of common stock upon the exercise of warrants	16	—
Proceeds from the issuance of common stock in connection with the employee stock purchase plan	31	30

Net cash provided by financing activities	9,301	1,977

Net increase (decrease) in cash and cash equivalents	(2,510)	521
Cash and cash equivalents at the beginning of period	8,496	11,390

Cash and cash equivalents at the end of period	$5,986	$11,911

Supplemental disclosure of non-cash investing and financing activities:
Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$2,000	$3,000

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$6,814	$1,025

Fair value of Series A and Series A-1 convertible preferred stock dividends	$209	$2,968

Series A and Series A-1 convertible preferred stock dividends	$127	$333

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a biotechnology company focused on discovering and developing innovative therapies, primarily in the areas of dermatology and ophthalmology, addressing high unmet medical needs. Our development programs are based on our siRNA technology and immunotherapy agents. Our clinical development programs include, but are not limited to, our proprietary, self-delivering RNAi (sd-rxRNA®) compounds for the treatment of dermal and ocular scarring and an immunomodulating agent, Samcyprone™, for the treatment of such disorders as alopecia areata, warts and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides support to further discover and develop innovative therapies either on our own or in collaboration with strategic partners.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in certificates of deposit.

Restricted Cash

Restricted cash consists of certificates of deposit held by financial institutions as collateral for the Company’s corporate credit cards.

Short-term Investments

Short-term investments consist of certificates of deposit with original maturities ranging from 3 months to 1 year.

Revenue Recognition

The principal source of revenue consists of government research grants. Revenue is recognized provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured, and no contingencies remain outstanding. Payments received prior to the recognition of revenue are recorded as deferred revenue.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year but to permit entities to choose to adopt the standard as of the original effective date. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact the update may have on its financial position and results of operations.

3. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the potential common shares excluded from the calculation of net loss per common share attributable to common stockholders because their inclusion would be anti-dilutive:

	June 30,
	2015	2014
Options to purchase common stock	3,333,678	2,928,932
Common stock underlying Series A and Series A-1 convertible preferred stock	—	22,626,163
Warrants to purchase common stock	25,969,615	4,615

Total	29,303,293	25,559,710

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

Description	June 30, 2015	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Cash equivalents	3,000	—	3,000	—
Short-term investments	8,000	—	8,000	—

Total	$11,050	$—	$11,050	$—

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Cash equivalents	4,000	—	4,000	—

Total	$4,050	$—	$4,050	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for restricted cash, cash equivalents, short-term investments and accounts payable approximate their fair values due to their short-term nature.

5. Convertible Preferred Stock

The Company currently has authorized for issuance a total of 15,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”), $0.0001 par value per share. There were no shares of Series A Preferred Stock outstanding at June 30, 2015.

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

On May 22, 2015, the Company entered into an agreement (the “Acceleration and Conversion Agreement”) with Tang Capital Partners, L.P. (“TCP”) pursuant to which the Company and TCP agreed to accelerate the next dividend payment date from June 30, 2015 to no later than May 29, 2015, and upon payment of such dividend immediately convert the dividend shares into common stock. In connection therewith, the dividend payment date was accelerated to May 27, 2015.

The Company paid dividends in additional shares of Series A Preferred Stock of 21 and 85 shares for the three months ended June 30, 2015 and 2014, respectively. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $24,000 and $625,000 for the three months ended June 30, 2015 and 2014, respectively.

The Company paid dividends in additional shares of Series A Preferred Stock of 105 and 181 shares for the six months ended June 30, 2015 and 2014, respectively. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $172,000 and $1,635,000 for the six months ended June 30, 2015 and 2014, respectively.

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

During the three months ended June 30, 2015, 3,106 shares of Series A Preferred Stock were converted into 7,571,218 shares of common stock and during the three months ended June 30, 2014, there were no shares of Series A Preferred Stock converted into shares of common stock.

During the six months ended June 30, 2015, 3,215 shares of Series A Preferred Stock were converted into 7,837,400 shares of common stock and during the six months ended June 30, 2014, 166 shares of Series A Preferred Stock were converted into 405,720 shares of common stock.

Exchange Transaction

On March 20, 2015, the Company entered into an exchange agreement (the “Exchange Agreement”) with TCP pursuant to which TCP exchanged a total of 2,000 shares of Series A Preferred Stock for a like number of shares of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”). The exchange transaction resulted in a decrease in the face value of the Series A Preferred Stock and a corresponding increase in the face value of the Series A-1 Preferred Stock.

6. Stockholders’ Equity

The Company currently has authorized for issuance 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Series A-1 Preferred Stock

The Company currently has authorized for issuance a total of 10,000 shares of Series A-1 Preferred Stock, $0.0001 par value per share. There were no shares of Series A-1 Preferred Stock outstanding at June 30, 2015.

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

On May 22, 2015, the Company entered into the Acceleration and Conversion Agreement with TCP pursuant to which the Company and TCP agreed to accelerate the next dividend payment date from June 30, 2015 to no later than May 29, 2015, and upon payment of such dividend immediately convert the dividend shares into common stock. In connection therewith, the dividend payment date was accelerated to May 27, 2015.

The Company paid an immaterial amount of dividends in additional shares of Series A-1 Preferred Stock for the three months ended June 30, 2015. The Company paid dividends in additional shares of Series A-1 Preferred Stock of 80 shares for the three months ended June 30, 2014, respectively. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $588,000 for the three months ended June 30, 2014.

The Company paid dividends in additional shares of Series A-1 Preferred Stock of 21 and 152 shares for the six months ended June 30, 2015 and 2014, respectively. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $37,000 and $1,333,000 for the six months ended June 30, 2015 and 2014, respectively.

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

During the three months ended June 30, 2015, 21 shares of Series A-1 Preferred Stock were converted into 51,759 shares of common stock and during the three months ended June 30, 2014, 353 shares of Series A-1 Preferred Stock were converted into 860,457 shares of common stock.

During the six months ended June 30, 2015, 3,599 shares of Series A-1 Preferred Stock were converted into 8,772,903 shares of common stock and during the six months ended June 30, 2014, 859 shares of Series A-1 Preferred Stock were converted into 2,093,859 shares of common stock.

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

Hapten License Agreement

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

Lincoln Park Capital Equity Line

During the six months ended June 30, 2015, the Company sold a total of 50,000 shares of common stock for net proceeds of approximately $64,000 to Lincoln Park Capital Fund, LLC (“LPC”) pursuant to and subject to the limitations and conditions set forth in that certain purchase agreement (the “LPC Purchase Agreement”) between the Company and LPC dated December 18, 2014. There were no sales made under the LPC Purchase Agreement during the three months ended June 30, 2015. Per the terms of the public offering (see below), the Company cannot access the equity line until the expiration of the 13-month overallotment purchase rights.

June 2015 Public Offering

On June 2, 2015, the Company sold a total of 26,000,000 units at a price of $0.40 per unit in a public offering (the “Offering”). Each unit consists of one share of common stock, a 13-month overallotment purchase right to purchase one-half of one share of common stock at a price of $0.455 per full share of common stock (the “Overallotment Purchase Rights”) and a five-year warrant to purchase one-half of one share of common stock at a price of $0.52 per full share of common stock (the “Warrants”). As a result of the Offering, the Company received gross proceeds of approximately $10,400,000 and net proceeds of approximately $9,200,000 after placement agent fees and estimated Offering expenses, and assuming the Overallotment Purchase Rights and Warrants are not exercised.

The Company first assessed the Overallotment Purchase Rights and the Warrants under FASB ASC Topic 480 (“ASC 480”), “Distinguishing Liabilities and Equity” and determined that the Overallotment Purchase Rights and the Warrants were outside the scope of ASC 480. The Company next assessed the Overallotment Purchase Rights and Warrant under FASB ASC Topic 815 (“ASC

815”), “Derivatives and Hedging.” Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrant contracts are indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the warrant contract strike price, and the only variables which could affect the settlement amount would be inputs to the fair value for a fixed-for-fixed option on equity shares. The Company also assessed the classification in stockholders’ equity and determined the warrant contracts meet all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the Overallotment Purchase Rights and the Warrants should be classified as equity.

During the three months ended June 30, 2015, 35,000 warrants had been exercised for gross proceeds of $16,000. There have been no other warrant exercises to date.

Refer to the Series A Preferred Stock and Series A-1 Preferred Stock conversions described above in this Note and Note 5 for shares issued as a result of the conversions of Series A and Series A-1 Preferred Stock during the three and six months ended June 30, 2015 and 2014, respectively.

7. Stock-Based Compensation

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and six months ended June 30, 2015 and 2014, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.55 – 1.83%	1.60 – 1.95%	1.47 – 1.83%	1.60 – 2.73%
Expected volatility	85.63 – 87.91%	97.91 – 101.64%	85.63 – 91.16%	97.91 – 107.01%
Weighted average expected volatility	86.85%	100.77%	87.62%	101.19%
Expected lives (in years)	5.20 – 6.25	5.20 – 6.25	5.20 – 6.25	5.20 – 10.0
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three month periods ended June 30, 2015 and 2014 was $0.28 and $2.26, respectively. The weighted average fair value of options granted during the six month periods ended June 30, 2015 and 2014 was $0.41 and $2.42, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the period from January 1, 2015 to June 30, 2015:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2015	3,000,264	$3.39
Granted	354,664	0.56
Exercised	—	—
Cancelled	(21,250)	2.86

Balance at June 30, 2015	3,333,678	$3.09	7.61 years	$30,323

Exercisable at June 30, 2015	2,218,862	$3.38	7.19 years	$—

Stock-based compensation expense for the three months ended June 30, 2015 and 2014 was approximately $447,000 and $457,000, respectively. Of this, the Company recognized approximately $5,300 of income and $9,600 of expense related to non-employee stock options for the same respective periods.

Stock-based compensation expense for the six months ended June 30, 2015 and 2014 was approximately $858,000 and $948,000, respectively. Of this, the Company recognized approximately $21,800 of income and $46,600 of expense related to non-employee stock options for the same respective periods.

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights. There were no stock rights issued during the three months ended June 30, 2015 and 2014. For valuing stock rights issued during the six months ended June 30, 2015 and 2014, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	N/A	N/A	0.11%	0.09%
Expected volatility	N/A	N/A	82.72%	94.99%
Expected lives (in years)	N/A	N/A	0.50	0.50
Expected dividend yield	N/A	N/A	0.00%	0.00%

The weighted average fair value of stock rights issued during the six months ended June 30, 2015 and 2014 was $0.58 and $1.14, respectively.

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

Of the total stock-based compensation expense recorded for the three months ended June 30, 2015 and 2014, the Company recognized $6,500 and $6,600 of expense related to the ESPP for the same respective periods. Of the total stock-based compensation expense recorded for the six months ended June 30, 2015 and 2014, the Company recognized $13,000 and $13,200 of expense related to the ESPP for the same respective periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation.

This management’s discussion and analysis of financial condition as of June 30, 2015 and results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 30, 2015.

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

Overview

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a biotechnology company focused on discovering and developing innovative therapies, primarily in the areas of dermatology and ophthalmology, addressing high unmet medical needs. Our development programs are based on our siRNA technology and immunotherapy agents. Our clinical development programs include, but are not limited to, our proprietary, self-delivering RNAi (sd-rxRNA®) compounds for the treatment of dermal and ocular scarring and an immunomodulating agent, Samcyprone™, for the treatment of such disorders as alopecia areata, warts and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides support to further discover and develop innovative therapies either on our own or in collaboration with strategic partners.

Our RNAi therapies are designed to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. The Company’s first RNAi clinical product candidate, RXI-109 is a self-delivering RNAi compound (sd-rxRNA) that commenced human clinical trials in 2012. RXI-109 is designed to reduce the expression of connective tissue growth factor (“CTGF”), a critical regulator of several biological pathways involved in fibrosis, including scar formation in the skin. RXI-109 is currently being evaluated in Phase 2a clinical trials to prevent or reduce dermal scarring following surgery or trauma, as well as for the management of hypertrophic scars and keloids.

The Company is also directing its development efforts toward advancing RXI-109 forward for the treatment of an ophthalmic indication, of which our current areas of focus include retinal and corneal scarring. To date, we have shown that CTGF protein levels are reduced in a dose-dependent manner in both the retina and cornea following an intravitreal injection of RXI-109 in monkeys. The Company recently filed an investigational new drug application (“IND”) for RXI-109 as a potential therapeutic for the scarring component of retinal diseases in the eye, such as wet age-related macular degeneration, and following the U.S. Food and Drug Administration 30-day review period, plans to begin a clinical trial in this indication before the end of 2015.

In December 2014, the Company broadened its clinical pipeline with an exclusive, global license to Samcyprone™, our second clinical candidate. Samcyprone™ is a proprietary topical formulation of diphenylcyclopropenone (“DPCP”), an immunomodulator that works by initiating a T-cell response, and is currently being developed for the treatment of such disorders as warts, alopecia areata and cutaneous metastases of melanoma. The use of Samcyprone™ allows sensitization using much lower concentrations of DPCP than possible with existing DPCP solutions, avoiding hyper-sensitization to subsequent challenge doses. In March 2015, the Company was granted Orphan Drug Designation for Samcyprone™ by the U.S. Food and Drug Administration for the treatment of malignant melanoma stage IIb to IV. In addition to an investigator-sponsored clinical trial evaluating the use of Samcyprone™ in patients with cutaneous metastases of solid tumors, the Company also expects to initiate a Phase 2a clinical trial for the treatment of cutaneous warts with Samcyprone™ by the end of 2015.

The Company continues to advance additional preclinical and discovery programs using our sd-rxRNA technology. In particular, within our dermatology program, the Company has selected collagenase and tyrosinase as new discovery stage targets for our self-delivering RNAi platform. Collagenase, or MMP1, is a matrix metalloproteinase involved in the breakdown of extracellular matrix. Selected reduction of MMP1 may be beneficial in the treatment of skin aging disorders, arthritis, acne scarring, blistering skin disorders, corneal erosions, endometriosis and possible cancer metastasis. Tyrosinase is the key enzyme in the synthesis of melanin. Melanin is produced by melanocytes and is the pigment that gives human skin, hair and eyes their color. The inhibition of tyrosinase can play a key role in the management of diseases such as cutaneous hyperpigmentation disorders such as lentigines (freckles, age spots and liver spots), and possibly melanoma.

These two discovery targets were selected because they have great potential as clinically relevant pharmaceutical gene targets, however, they also have great potential as cosmeceutical targets. The term ‘cosmeceuticals’ refers to compounds that can affect the appearance of the skin. For example, by targeting tyrosinase, the superficial reduction of melanin could potentially reduce the darkened skin spots known as age spots and freckles or lighten the skin overall. Cosmeceuticals can be developed more rapidly than pharmaceutical drugs, and the path to market could be much shorter. The Company’s next steps include plans to develop a method for skin penetration that would be compatible with our compounds.

Since inception, we have incurred significant losses. Substantially all of our losses to date have resulted from research and development expenses in connection with our clinical and research programs and from general administrative costs. At June 30, 2015, we had an accumulated deficit of $52.0 million. We expect to continue to incur significant losses for the foreseeable future, particularly as we advance our development program for RXI-109 in dermatology and ophthalmology and commence human clinical trials with Samcyprone™.

Research and Development

To date, our research programs have focused on developing technology necessary to make RNAi compounds available by local administration for diseases for which we intend to develop an RNAi therapeutic, identifying and testing RNAi compounds against therapeutically relevant targets in the fields of dermatology and ophthalmology, and identifying lead product candidates and moving those product candidates into the clinic. Since we commenced operations, research and development has comprised a significant proportion of our total operating expenses and is expected to comprise the majority of our spending for the foreseeable future.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$—	$12	$34	$41
Research and development expenses	(1,361)	(1,183)	(3,468)	(2,659)
General and administrative expenses	(804)	(850)	(1,677)	(1,693)
Operating loss	(2,165)	(2,021)	(5,111)	(4,311)
Net loss	(2,166)	(2,006)	(5,111)	(4,290)
Net loss applicable to common stockholders	$(2,190)	$(3,219)	$(5,320)	$(7,258)

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

To date, we have generated revenue through government grants. The following table summarizes our total net revenue for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$—	$12	$34	$41

No revenue was recognized for the three months ended June 30, 2015, compared with $12,000 for the three months ended June 30, 2014. The decrease of $12,000, or 100%, was due to the completion of work on the Company’s outstanding government grant during the three months ended March 31, 2015.

Total net revenue was approximately $34,000 for the six months ended June 30, 2015, compared with $41,000 for the six months ended June 30, 2014. The decrease of $7,000, or 17%, was due to the completion of work on the Company’s outstanding government grant during the three months ended March 31, 2015 as compared with the same period in the prior year.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expenses	$1,361	$1,183	$3,468	$2,659
General and administrative expenses	804	850	1,677	1,693

Total operating expenses	$2,165	$2,033	$5,145	$4,352

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

Total research and development expenses were approximately $1,361,000 for the three months ended June 30, 2015, compared with $1,183,000 for the three months ended June 30, 2014. The increase of $178,000, or 15%, was primarily due to an increase of $181,000 in research and development expenses related to subject-related and trial-related fees for the Company’s ongoing three clinical trials and an increase of $12,000 in employee stock-based compensation offset by a decrease of $15,000 in non-employee stock-based compensation related to the change in the fair value of options quarter over quarter.

Total research and development expenses were approximately $3,468,000 for the six months ended June 30, 2015, compared with $2,659,000 for the six months ended June 30, 2014. The increase of $809,000, or 30%, was primarily due to an increase of $847,000 in research and development expenses related to the ramp up in preclinical ocular toxicology studies, subject-related fees for the Company’s ongoing three clinical trials, primarily Study 1402, and the one-time expense related to the fair value of common stock issued to Hapten in connection with the close of the Samcyprone™ license acquisition in February 2015 and an increase of $32,000 in employee stock-based compensation offset by a decrease of $70,000 in non-employee stock-based compensation related to the change in the fair value of options quarter over quarter.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were approximately $804,000 for the three months ended June 30, 2015, compared with $850,000 for the three months ended June 30, 2014. The decrease of $46,000, or 5%, was primarily due to a decrease of $39,000 in general and administrative expenses due to a reduction in legal fees during the quarter and a decrease of $7,000 in employee stock-based compensation.

General and administrative expenses were approximately $1,677,000 for the six months ended June 30, 2015, compared with $1,693,000 for the six months ended June 30, 2014. The decrease of $16,000, or 1%, was primarily due to a decrease of $52,000 in employee stock-based compensation as compared with the prior year offset by an increase of $36,000 in general and administrative expenses related to the use of outside professional services as compared with prior year.

Series A and Series A-1 Preferred Stock Dividends

The following table summarizes our Series A and Series A-1 Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Series A and Series A-1 Preferred Stock dividends	$24	$1,213	$209	$2,968

Total Series A and Series A-1 Preferred Stock dividends were approximately $24,000 for the three months ended June 30, 2015, compared with $1,213,000 for the three months ended June 30, 2014. The decrease of $1,189,000, or 98%, was primarily due to a decrease in the Company’s closing common stock price on the dividend payment dates and the number of preferred shares earning dividends each quarter.

Total Series A and Series A-1 Preferred Stock dividends were approximately $209,000 for the six months ended June 30, 2015, compared with $2,968,000 for the six months ended June 30, 2014. The decrease of $2,759,000, or 93%, was primarily due to a decrease in the Company’s closing common stock price on the dividend payment dates and the number of preferred shares earning dividends each quarter.

No shares of the Series A and Series A-1 Preferred Stock were outstanding at June 30, 2015. The rights and preferences of the Series A and Series A-1 Preferred Stock and the calculation of the dividend payable, are described further in Notes 5 and 6 to the financial statements.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $14.0 million as of June 30, 2015, compared with approximately $8.5 million in cash and cash equivalents as of December 31, 2014.

On June 2, 2015, the Company sold a total of 26,000,000 units at a price of $0.40 per unit in a public offering (the “Offering”). Each unit consists of one share of common stock, a 13-month overallotment purchase right to purchase one-half of one share of common stock at a price of $0.455 per full share of common stock (the “Overallotment Purchase Rights”) and a five-year warrant to purchase one-half of one share of common stock at a price of $0.52 per full share of common stock (the “Warrants”). As a result of the Offering, the Company received gross proceeds of approximately $10,400,000 and net proceeds of approximately $9,200,000 after placement agent fees and estimated Offering expenses, and assuming the Overallotment Purchase Rights and Warrants are not exercised.

During the six months ended June 30, 2015 the Company sold a total of 50,000 shares of common stock for net proceeds of approximately $64,000 to LPC subject to certain limitations and conditions set forth in the LPC Purchase Agreement. There were no sales made under the LPC Purchase Agreement during the three months ended June 30, 2015 and there have been no other sales under the LPC Purchase Agreement to date. Per the terms of the Offering, the Company cannot access the equity line until the expiration of the Overallotment Purchase Rights.

We believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations for at least the next twelve months. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, or ever. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If we fail to obtain additional funding when needed, we may be forced to scale back or terminate operations or to seek to merge with or to be acquired by another company.

Net Cash Flow from Operating Activities

Net cash used in operating activities was $3,772,000 and $4,397,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash used in operating activities of $625,000 was primarily due to changes in working capital of $1,299,000 partially offset by an increase in net loss of $821,000 and an increase in non-cash items of $147,000.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $8,039,000, of which $8,000,000 was attributable to the purchase of short-term investments and the remainder to fixed asset purchases. Net cash provided by investing activities for the six months ended June 30, 2014 was $2,941,000 and primarily related to the maturities of short-term investments, fixed asset purchases and proceeds from the disposal of fixed assets.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $9,301,000 for the six months ended June 30, 2015 and was primarily due to net proceeds of $9,254,000 received from the issuance of shares of our common stock in connection with the Offering completed in June 2015 and from the issuance of shares of our common stock to LPC in connection with the equity facility. Net cash provided by financing activities was $1,977,000 for the six months ended June 30, 2014 and was primarily due to net proceeds of $1,947,000 for the issuance of shares of our common stock to LPC during the prior year period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Dr. Geert Cauwenbergh, our Chief Executive Officer and acting Chief Financial Officer (the “Certifying Officer”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officer has concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

4.1	Form of Overallotment Common Stock Purchase Right	Registration Statement on Form S-1/A (File No. 333-203389)	May 21, 2015

4.2	Form of Common Stock Purchase Warrant	Registration Statement on Form S-1/A (File No. 333-203389)	May 21, 2015

10.1	Letter engagement agreement between the Company and H.C. Wainwright & Co., LLC, dated February 25, 2015	Registration Statement on Form S-1/A (File No. 333-203389)	May 21, 2015

10.2	Amendment to February 25, 2015 letter engagement agreement between the Company and H.C. Wainwright & Co., LLC, dated April 20, 2015	Registration Statement on Form S-1/A (File No. 333-203389)	May 21, 2015

10.3	Amendment to February 25, 2015 letter engagement agreement between the Company and H.C. Wainwright & Co., LLC, dated May 19, 2015	Registration Statement on Form S-1/A (File No. 333-203389)	May 21, 2015

10.4	Form of RXi Pharmaceuticals Corporation Securities Purchase Agreement	Registration Statement on Form S-1/A (File No. 333-203389)	May 21, 2015

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of June 30, 2015 and December 31, 2014; (2) Condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014; (3) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (4) Notes to Condensed Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: August 12, 2015