Form 10-Q
period 2015-09-30
RXi Pharmaceuticals Corp
filed 2015-11-12
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, RXi Pharmaceuticals Corporation had 65,349,121 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,035	$8,496
Restricted cash	50	50
Short-term investments	8,000	—
Prepaid expenses and other current assets	432	442

Total current assets	12,517	8,988
Property and equipment, net	162	183
Other assets	18	18

Total assets	$12,697	$9,189

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	$285
Accrued expenses and other current liabilities	1,443	1,002
Deferred revenue	—	47

Total current liabilities	1,665	1,334

Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value, 15,000 shares authorized; 0 and 5,110 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively (at liquidation value)	—	5,110
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A-1 convertible preferred stock, $0.0001 par value, 10,000 shares authorized; 0 and 1,578 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively (at liquidation value)	—	1,578
Common stock, $0.0001 par value, 100,000,000 shares authorized; 64,949,121 and 21,984,272 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	6	2
Additional paid-in capital	65,515	48,047
Accumulated deficit	(54,489)	(46,882)

Total stockholders’ equity	11,032	2,745

Total liabilities, convertible preferred stock and stockholders’ equity	$12,697	$9,189

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$16	$34	$57
Operating expenses:
Research and development (1)	1,734	1,459	5,202	4,118
General and administrative (1)	770	766	2,447	2,459

Total operating expenses	2,504	2,225	7,649	6,577

Operating loss	(2,504)	(2,209)	(7,615)	(6,520)
Other income
Interest income, net	8	4	10	15
Other income (expense), net	—	(1)	(2)	9

Total other income	8	3	8	24

Net loss	(2,496)	(2,206)	(7,607)	(6,496)
Series A and Series A-1 convertible preferred stock dividends	—	(700)	(209)	(3,668)

Net loss applicable to common stockholders	$(2,496)	$(2,906)	$(7,816)	$(10,164)

Net loss per common share applicable to common stockholders:
Basic and diluted	$(0.04)	$(0.17)	$(0.18)	$(0.69)

Weighted average common shares: basic and diluted	64,949,121	17,494,109	44,451,927	14,726,417

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$174	$216	$552	$632
General and administrative	211	238	691	770

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,607)	$(6,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	68
Gain on disposal of equipment	—	(10)
Non-cash stock-based compensation	1,243	1,402
Fair value of common stock issued in exchange for patent and technology rights	228	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	10	(207)
Accounts payable	(63)	(26)
Accrued expenses and other current liabilities	441	(837)
Deferred revenue	(47)	(57)

Net cash used in operating activities	(5,735)	(6,163)

Cash flows from investing activities:
Purchase of short-term investments	(8,000)	(5,000)
Maturities of short-term investments	—	3,000
Cash paid for purchase of property and equipment	(39)	(86)
Proceeds from disposal of property and equipment	—	12

Net cash used in investing activities	(8,039)	(2,074)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	9,266	1,947
Proceeds from the issuance of common stock upon the exercise of warrants	16	—
Proceeds from the issuance of common stock in connection with the employee stock purchase plan	31	30

Net cash provided by financing activities	9,313	1,977

Net decrease in cash and cash equivalents	(4,461)	(6,260)
Cash and cash equivalents at the beginning of period	8,496	11,390

Cash and cash equivalents at the end of period	$4,035	$5,130

Supplemental disclosure of non-cash investing and financing activities:
Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$2,000	$3,000

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$6,814	$3,582

Fair value of Series A and Series A-1 convertible preferred stock dividends	$209	$3,668

Series A and Series A-1 convertible preferred stock dividends	$126	$447

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a biotechnology company focused on discovering and developing innovative therapies, primarily in the areas of dermatology and ophthalmology, that address high unmet medical needs. Our development programs are based on our siRNA technology and immunotherapy agents. Our clinical development programs include, but are not limited to, our proprietary, self-delivering RNAi (sd-rxRNA®) compounds for the treatment of dermal and ocular scarring and an immunomodulating agent, Samcyprone™, for the treatment of such disorders as warts, alopecia areata, non-malignant skin tumors and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides support to further discover and develop innovative therapies either on our own or in collaboration with strategic partners.

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

2. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year but to permit entities to choose to adopt the standard as of the original effective date. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact the update may have on its financial position and results of operations.

3. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the potential common shares excluded from the calculation of net loss per common share attributable to common stockholders because their inclusion would be anti-dilutive:

	September 30,
	2015	2014
Options to purchase common stock	3,308,761	2,987,264
Common stock underlying Series A and Series A-1 convertible preferred stock	—	16,743,495
Warrants to purchase common stock	25,969,615	4,615

Total	29,278,376	19,735,374

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

Description	September 30, 2015	Quoted Prices In Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Cash equivalents	1,500	—	1,500	—
Short-term investments	8,000	—	8,000	—

Total	$9,550	$—	$9,550	$—

Description	December 31, 2014	Quoted Prices In Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Assets:
Restricted cash	$50	$—	$50	$—
Cash equivalents	4,000	—	4,000	—

Total	$4,050	$—	$4,050	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for restricted cash, cash equivalents, short-term investments, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

5. Convertible Preferred Stock

As of September 30, 2015, the Company had authorized for issuance a total of 15,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”), $0.0001 par value per share. There were no shares of Series A Preferred Stock outstanding at September 30, 2015. As described in Note 8, on November 6, 2015, the Company filed a Certificate Eliminating the Series A Convertible Preferred Stock from the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware, in order to eliminate from the Amended and Restated Certificate of Incorporation of the Company, as amended (the “Charter”) all matters set forth in the Charter, including the related certificate of designation, relating to the Series A Preferred Stock.

Dividends

On May 22, 2015, the Company entered into an agreement (the “Acceleration and Conversion Agreement”) with Tang Capital Partners, L.P. (“TCP”) pursuant to which the Company and TCP agreed to accelerate the next dividend payment date from June 30, 2015 to no later than May 29, 2015, and upon payment of such dividend immediately convert the dividend shares into common stock. In connection therewith, the dividend payment date was accelerated to May 27, 2015. There were no Series A Preferred Shares outstanding after such date.

There were no dividends paid on the Series A Preferred Stock during the three months ended September 30, 2015, as all outstanding shares of Series A Preferred Stock were converted into common stock on May 27, 2015. The Company paid dividends in additional shares of Series A Preferred Stock of 87 shares for the three months ended September 30, 2014. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $421,000 for the three months ended September 30, 2014.

The Company paid dividends in additional shares of Series A Preferred Stock of 105 and 268 shares for the nine months ended September 30, 2015 and 2014, respectively. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A Preferred Stock dividends was $172,000 and $2,056,000 for the nine months ended September 30, 2015 and 2014, respectively.

Conversion

There were no conversions of the Series A Preferred Stock during the three months ended September 30, 2015, as all remaining outstanding shares of Series A Preferred Stock were converted into common stock on May 27, 2015. During the three months ended September 30, 2014, there were no shares of Series A Preferred Stock converted into shares of common stock.

During the nine months ended September 30, 2015, 3,215 shares of Series A Preferred Stock were converted into 7,837,400 shares of common stock and during the nine months ended September 30, 2014, 166 shares of Series A Preferred Stock were converted into 405,720 shares of common stock.

6. Stockholders’ Equity

The Company currently has authorized for issuance 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Series A-1 Preferred Stock

As of September 30, 2015, the Company had authorized for issuance a total of 10,000 shares of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”), $0.0001 par value per share. There were no shares of Series A-1 Preferred Stock outstanding at September 30, 2015. As described in Note 8, on November 6, 2015, the Company filed a Certificate Eliminating the Series A-1 Convertible Preferred Stock from the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware, in order to eliminate from the Charter all matters set forth in the Charter, including the related certificates of designation and increase, relating to the Series A-1 Preferred Stock.

Dividends

On May 22, 2015, the Company entered into the Acceleration and Conversion Agreement with TCP pursuant to which the Company and TCP agreed to accelerate the next dividend payment date from June 30, 2015 to no later than May 29, 2015, and upon payment of such dividend immediately convert the dividend shares into common stock. In connection therewith, the dividend payment date was accelerated to May 27, 2015. There were no Series A-1 Preferred Shares outstanding after such date.

There were no dividends paid on the Series A-1 Preferred Stock during the three months ended September 30, 2015, as all outstanding shares of Series A-1 Preferred Stock were converted into common stock on May 27, 2015. The Company paid dividends in additional shares of Series A-1 Preferred Stock of 57 shares for the three months ended September 30, 2014. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $279,000 for the three months ended September 30, 2014.

The Company paid dividends in additional shares of Series A-1 Preferred Stock of 21 and 209 shares for the nine months ended September 30, 2015 and 2014, respectively. Included in the Company’s net loss applicable to common shareholders related to the fair value of the Series A-1 Preferred Stock dividends was $37,000 and $1,612,000 for the nine months ended September 30, 2015 and 2014, respectively.

Conversion

There were no conversions of the Series A-1 Preferred Stock during the three months ended September 30, 2015, as all remaining outstanding shares of Series A-1 Preferred Stock were converted into common stock on May 27, 2015. During the three months ended September 30, 2014, 2,557 shares of Series A-1 Preferred Stock were converted into 6,232,862 shares of common stock.

During the nine months ended September 30, 2015, 3,599 shares of Series A-1 Preferred Stock were converted into 8,772,903 shares of common stock and during the nine months ended September 30, 2014, 3,416 shares of Series A-1 Preferred Stock were converted into 8,326,721 shares of common stock.

Common Stock

Hapten License Agreement

On December 17, 2014, the Company entered into an assignment and exclusive license agreement, (the “Hapten Assignment and License Agreement”) with Hapten Pharmaceuticals, LLC (“Hapten”) under which Hapten agreed, effective at a closing that occurred on February 4, 2015, to sell and assign to us certain patent rights and related assets and rights, including an investigational new drug application and clinical data, for Hapten’s Samcyprone™ products for therapeutic and prophylactic use. Upon the closing of the Hapten Assignment and License Agreement on February 4, 2015, the Company paid to Hapten a one-time upfront cash payment of $100,000 and issued 200,000 shares of common stock, the fair value of which was determined using the quoted market price of the Company’s common stock on the date of issuance. Accordingly, the cash payment of $100,000 and the fair value of the common stock of $228,000 were recorded as research and development expense during the quarter ended March 31, 2015.

Lincoln Park Capital Equity Line

During the nine months ended September 30, 2015, the Company sold a total of 50,000 shares of common stock for net proceeds of approximately $64,000 to Lincoln Park Capital Fund, LLC (“LPC”) pursuant to and subject to the limitations and conditions set forth in that certain purchase agreement (the “LPC Purchase Agreement”) between the Company and LPC dated December 18, 2014. There were no sales made under the LPC Purchase Agreement during the three months ended September 30, 2015. Per the terms of the public offering (see below), the Company cannot access the equity line until the expiration of the 13-month Overallotment Purchase Rights (defined below).

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

The Company first assessed the Overallotment Purchase Rights and the Warrants under FASB ASC Topic 480 (“ASC 480”), “Distinguishing Liabilities and Equity” and determined that the Overallotment Purchase Rights and the Warrants were outside the scope of ASC 480. The Company next assessed the Overallotment Purchase Rights and Warrants under FASB ASC Topic 815 (“ASC 815”), “Derivatives and Hedging.” Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrant contracts are indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the warrant contract strike price, and the only variables which could affect the settlement amount would be inputs to the fair value for a fixed-for-fixed option on equity shares. The Company also assessed the classification in stockholders’ equity and determined the warrant contracts meet all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the Overallotment Purchase Rights and the Warrants should be classified as equity.

No warrants were exercised during the three months ended September 30, 2015. During the nine months ended September 30, 2015, 35,000 warrants were exercised for gross proceeds of $16,000.

Refer to the Series A Preferred Stock and Series A-1 Preferred Stock conversions described above in this Note and Note 5 for shares issued as a result of the conversions of Series A and Series A-1 Preferred Stock during the three and nine months ended September 30, 2015 and 2014, respectively.

7. Stock-based Compensation

Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and nine months ended September 30, 2015 and 2014, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.82 – 2.43%	2.52%	1.47 – 2.43%	1.60 – 2.73%
Expected volatility	85.29 – 116.81%	103.47%	85.29 – 116.81%	97.91 – 107.01%
Weighted average expected volatility	107.49%	103.47%	89.43%	101.50%
Expected lives (in years)	6.25 – 10.0	10.0	5.20 – 10.0	5.20 – 10.0
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three month periods ended September 30, 2015 and 2014 was $0.44 and $2.71, respectively. The weighted average fair value of options granted during the nine month periods ended September 30, 2015 and 2014 was $0.41 and $2.46, respectively.

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

The following table summarizes the activity of the Company’s stock option plan for the period from January 1, 2015 to September 30, 2015:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2015	3,000,264	$3.39
Granted	390,164	0.55
Exercised	—	—
Cancelled	(81,667)	3.07

Balance at September 30, 2015	3,308,761	$3.06	7.39 years	$—

Exercisable at September 30, 2015	2,376,045	$3.33	7.00 years	$—

Stock-based compensation expense for the three months ended September 30, 2015 and 2014 was approximately $385,000 and $454,000, respectively. Of this, the Company recognized approximately $3,100 and $24,000 of expense related to non-employee stock options for the same respective periods.

Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was approximately $1,243,000 and $1,402,000 respectively. Of this, the Company recognized approximately $18,700 of income and $71,000 of expense related to non-employee stock options for the same respective periods.

8. Subsequent Events

Subsequent to September 30, 2015, 400,000 Overallotment Purchase Rights were exercised for gross proceeds of $182,000.

On November 6, 2015, the Company filed a Certificate Eliminating the Series A Convertible Preferred Stock from the Certificate of Incorporation of the Company and a Certificate Eliminating the Series A-1 Convertible Preferred Stock from the Certificate of Incorporation of the Company (together, the “Certificates of Elimination”) with the Secretary of State of the State of Delaware, in order to eliminate from the Charter all matters set forth in the Charter, including the related certificates of designation and increase, relating to the previously issued series of preferred stock of the Company. As a result, the 15,000 shares of unissued Series A Preferred Stock and 10,000 shares of unissued Series A-1 Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or preferences or rights. The foregoing summary of the Certificates of Elimination is qualified in its entirety by reference to the full text of the Certificates of Elimination, which are attached hereto as Exhibits 3.1 and 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation.

This management’s discussion and analysis of financial condition as of September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 30, 2015.

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

Overview

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a biotechnology company focused on discovering and developing innovative therapies, primarily in the areas of dermatology and ophthalmology, that address high unmet medical needs. Our development programs are based on our siRNA technology and immunotherapy agents. Our clinical development programs include, but are not limited to, our proprietary, self-delivering RNAi (sd-rxRNA®) compounds for the treatment of dermal and ocular scarring and an immunomodulating agent, Samcyprone™, for the treatment of such disorders as warts, alopecia areata, non-malignant skin tumors and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides support to further discover and develop innovative therapies either on our own or in collaboration with strategic partners.

Our RNAi therapies are designed to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. The Company’s first RNAi clinical product candidate, RXI-109, is a self-delivering RNAi compound (sd-rxRNA) that commenced human clinical trials in 2012. RXI-109 is designed to reduce the expression of connective tissue growth factor (“CTGF”), a critical regulator of several biological pathways involved in fibrosis, including scar formation in the skin. RXI-109 is currently being evaluated in Phase 2a clinical trials to prevent or reduce dermal scarring following surgery or trauma, as well as for the management of hypertrophic scars and keloids.

The Company is also directing its development efforts toward advancing RXI-109 forward for the treatment of an ophthalmic indication, of which our current areas of focus include retinal and corneal scarring. To date, we have shown that CTGF protein levels are reduced in a dose-dependent manner in both the retina and cornea following an intravitreal injection of RXI-109 in monkeys. The Company holds an active investigational new drug application (“IND”) for RXI-109 as a potential therapeutic for the scarring component of retinal diseases in the eye, such as wet age-related macular degeneration and commenced a Phase 1/2 clinical trial in this indication in November 2015.

In December 2014, the Company broadened its clinical pipeline with an exclusive, global license to Samcyprone™, our second clinical candidate. Samcyprone™ is a proprietary topical formulation of diphenylcyclopropenone (“DPCP”), an immunomodulator that works by initiating a T-cell response, and is currently being developed for the treatment of such disorders as warts, alopecia areata, non-malignant skin tumors and cutaneous metastases of melanoma. The use of Samcyprone™ allows sensitization using much lower concentrations of DPCP than possible with existing DPCP solutions, avoiding hyper-sensitization to subsequent challenge doses. In March 2015, the Company was granted Orphan Drug Designation for Samcyprone™ by the U.S. Food and Drug Administration for the treatment of malignant melanoma stage IIb to IV. The Company also expects to initiate a Phase 2a clinical trial for the treatment of cutaneous warts with Samcyprone™ by the end of 2015.

The Company continues to advance additional preclinical and discovery programs using our sd-rxRNA technology. In particular, within our dermatology program, the Company has selected collagenase (“MMP1”) and tyrosinase (“TYR”) as gene targets for our self-delivering RNAi platform. MMP1 is a matrix metalloproteinase involved in the breakdown of extracellular matrix. Selected reduction of MMP1 may be beneficial in the treatment of skin aging disorders, arthritis, acne scarring, blistering skin disorders, corneal erosions, endometriosis and possible cancer metastasis. TYR is the key enzyme in the synthesis of melanin. Melanin is produced by melanocytes and is the pigment that gives human skin, hair and eyes their color. The inhibition of tyrosinase can play a key role in the management of diseases including cutaneous hyperpigmentation disorders such as lentigines (freckles, age spots and liver spots), and possibly melanoma.

In October 2015, the Company announced the selection of lead compounds targeting MMP1 and TYR for cosmeceutical development. RXI-185, an sd-rxRNA compound targeting MMP1, is being developed as a cosmeceutical product that may improve skin appearance. RXI-231, an sd-rxRNA compound targeting TYR, is being developed as a cosmeceutical product that may act as a skin lightening agent. These targets, MMP1 and TYR, were selected because they have great potential as clinically relevant pharmaceutical gene targets, however, they also have great potential as cosmeceutical targets. The term “cosmeceuticals” refers to compounds that can affect the appearance of the skin. Cosmeceuticals can be developed more rapidly than pharmaceutical drugs, and the path to market could be much shorter. The Company’s next steps include plans to complete functional and safety testing for both compounds, as well as to develop a method for skin penetration that would be compatible with our compounds.

Since inception, we have incurred significant losses. Substantially all of our losses to date have resulted from research and development expenses in connection with our clinical and research programs and from general administrative costs. At September 30, 2015, we had an accumulated deficit of $54.5 million. We expect to continue to incur significant losses for the foreseeable future, particularly as we advance our development program for RXI-109 in dermatology and ophthalmology and commence human clinical trials with Samcyprone™.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$16	$34	$57
Operating expenses	(2,504)	(2,225)	(7,649)	(6,577)
Operating loss	(2,504)	(2,209)	(7,615)	(6,520)
Net loss	(2,496)	(2,206)	(7,607)	(6,496)
Net loss applicable to common stockholders	$(2,496)	$(2,906)	$(7,816)	$(10,164)

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenue

To date, the Company’s principal source of revenue has consisted of government grants. The following table summarizes our total revenue for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$16	$34	$57

No revenue was recognized for the three months ended September 30, 2015, compared with $16,000 for the three months ended September 30, 2014. The decrease of $16,000, or 100%, was due to the completion of work on the Company’s outstanding government grant during the three months ended March 31, 2015.

Total revenue was approximately $34,000 for the nine months ended September 30, 2015, compared with $57,000 for the nine months ended September 30, 2014. The decrease of $23,000, or 40%, was due to the completion of work on the Company’s outstanding government grant during the three months ended March 31, 2015.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$1,734	$1,459	$5,202	$4,118
General and administrative	770	766	2,447	2,459

Total operating expenses	$2,504	$2,225	$7,649	$6,577

Research and Development

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

Total research and development expenses were approximately $1,734,000 for the three months ended September 30, 2015, compared with $1,459,000 for the three months ended September 30, 2014. The increase of $275,000, or 19%, was primarily due to an increase of $317,000 in research and development expenses driven by a new drug manufacture of RXI-109 that commenced early in the quarter, offset by decreases in employee and non-employee stock-based compensation expense related to the change in the fair value of options quarter over quarter.

Total research and development expenses were approximately $5,202,000 for the nine months ended September 30, 2015, compared with $4,118,000 for the nine months ended September 30, 2014. The increase of $1,084,000, or 26%, was primarily due to an increase of $1,164,000 in research and development expenses related to the new drug manufacture of RXI-109 that began early in the third quarter of the year, subject- and trial-related fees for the Company’s second hypertrophic Phase 2a trial 1402 and Samcyprone™-related fees in preparation for the planned Phase 2 trial in cutaneous warts, offset by a decrease of $90,000 in non-employee stock-based compensation related to the change in the fair value of options year over year.

General and Administrative

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were approximately $770,000 for the three months ended September 30, 2015, compared with $766,000 for the three months ended September 30, 2014. General and administrative expenses for the three months ended September 30, 2015 were consistent with general and administrative expenses in the same quarter of the prior year.

General and administrative expenses were approximately $2,447,000 for the nine months ended September 30, 2015, compared with $2,459,000 for the nine months ended September 30, 2014. The decrease of $12,000, or less than 1%, was primarily due to a decrease in employee stock-based compensation expense, offset by an increase in consulting expenses.

Series A and Series A-1 Preferred Stock Dividends

The following table summarizes our Series A and Series A-1 Preferred Stock dividends for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Series A and Series A-1 Preferred Stock dividends	$—	$700	$209	$3,668

There were no dividends paid on the Series A and Series A-1 Preferred Stock during the three months ended September 30, 2015, as all outstanding shares of Series A and Series A-1 Preferred Stock were converted into common stock on May 27, 2015. $700,000 in dividends were paid on the Series A and Series A-1 Preferred Stock for the three months ended September 30, 2014. The decrease of $700,000, or 100%, was due to the full conversion of Series A and Series A-1 Preferred Stock during the three months ended June 30, 2015, resulting in no further accumulation and payment of dividends on these series of preferred stock during the three months ended September 30, 2015.

Total Series A and Series A-1 Preferred Stock dividends were approximately $209,000 for the nine months ended September 30, 2015, compared with $3,668,000 for the nine months ended September 30, 2014. The decrease of $3,459,000, or 94%, was due to a decrease in the Company’s common stock price on the dividend payment dates and the number of preferred shares earning dividends each quarter and the full conversion of Series A and Series A-1 Preferred Stock during the three months ended June 30, 2015 resulting in no further accumulation and payment of dividends on these series of preferred stock.

No shares of the Series A and Series A-1 Preferred Stock remained outstanding at September 30, 2015, and as a result no further dividends will continue to accrue. On November 6, 2015, the Company filed the Certificates of Elimination with respect to the Series A and Series A-1 Preferred Stock, as described further in Item 5.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $12.0 million as of September 30, 2015, compared with approximately $8.5 million in cash and cash equivalents as of December 31, 2014.

On June 2, 2015, the Company sold a total of 26,000,000 units at a price of $0.40 per unit in a public offering (the “Offering”). Each unit consists of one share of common stock, a 13-month overallotment purchase right to purchase one-half of one share of common stock at a price of $0.455 per full share of common stock (the “Overallotment Purchase Rights”) and a five-year warrant to purchase one-half of one share of common stock at a price of $0.52 per full share of common stock (the “Warrants”). As a result of the Offering, the Company received net proceeds of approximately $9.2 million after placement agent fees and estimated Offering expenses, and assuming the Overallotment Purchase Rights and Warrants are not exercised.

During the nine months ended September 30, 2015, the Company sold a total of 50,000 shares of common stock for net proceeds of approximately $64,000 to Lincoln Park Capital Fund, LLC (“LPC”) pursuant to and subject to the limitations and conditions set forth in that certain purchase agreement (the “LPC Purchase Agreement”) between the Company and LPC dated December 18, 2014. There have been no other sales under the LPC Purchase Agreement to date. Per the terms of the Offering, the Company cannot access the equity line until the expiration of the Overallotment Purchase Rights.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $5,735,000 and $6,163,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash used in operating activities of $428,000 was primarily due to changes in operating assets and liabilities of $1,468,000 partially offset by an increase in net loss of $1,111,000 and an increase in non-cash items of $71,000.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $8,039,000, of which $8,000,000 was attributable to the purchase of short-term investments and the remainder to fixed asset purchases. Net cash used in investing activities for the nine months ended September 30, 2014 was $2,074,000 and primarily related to the purchase of short-term investments of $5,000,000 offset by short-term investments of $3,000,000 maturing during the period.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $9,313,000 for the nine months ended September 30, 2015 and was primarily due to net proceeds of $9,266,000 from the issuance of 26 million units in connection with the Offering in June 2015 and from the issuance of shares of our common stock to LPC in connection with the LPC Purchase Agreement. Net cash provided by financing activities was $1,977,000 for the nine months ended September 30, 2014 and was primarily due to net proceeds of $1,947,000 for the issuance of shares of our common stock to LPC during the prior year period.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.

We may not be able to regain compliance with the continued listing requirements of The Nasdaq Capital Market.

On May 7, 2015, we received written notice (the “Notification Letter”) from the Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notification Letter, we no longer meet the minimum bid price requirement. The Notification Letter provided an initial 180-day period to regain compliance, which was extended for a second 180-day period on November 4, 2015. As a result of the extension, we have until May 2, 2016 to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event that we do not regain compliance by that date, Nasdaq may commence delisting proceedings, which could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 6, 2015, the Company filed a Certificate Eliminating the Series A Convertible Preferred Stock from the Certificate of Incorporation of the Company and a Certificate Eliminating the Series A-1 Convertible Preferred Stock from the Certificate of Incorporation of the Company (together, the “Certificates of Elimination”) with the Secretary of State of the State of Delaware, in order to eliminate from the Charter all matters set forth in the Charter, including the related certificates of designation and increase, relating to the previously issued series of preferred stock of the Company. As a result, the 15,000 shares of unissued Series A Preferred Stock and 10,000 shares of unissued Series A-1 Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or preferences or rights. The foregoing summary of the Certificates of Elimination is qualified in its entirety by reference to the full text of the Certificates of Elimination, which are attached hereto as Exhibits 3.1 and 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

3.1	Certificate Eliminating the Series A Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation*

3.2	Certificate Eliminating the Series A-1 Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation*

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014; (2) Condensed Statements of Operations for the Three and Nine Months ended September 30, 2015 and 2014; (3) Condensed Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014; and (4) Notes to Condensed Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation (Registrant)

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: November 12, 2015