Form 10-Q
period 2016-03-31
RXi Pharmaceuticals Corp
filed 2016-05-12
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, RXi Pharmaceuticals Corporation had 6,534,846 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,192	$5,117
Restricted cash	50	50
Short-term investments	3,500	5,500
Prepaid expenses	265	311

Total current assets	8,007	10,978
Property and equipment, net	149	163
Other assets	18	18

Total assets	$8,174	$11,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281	$1,163
Accrued expenses	940	1,106

Total current liabilities	1,221	2,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,534,846 shares issued and outstanding	1	1
Additional paid-in capital	66,288	65,994
Accumulated deficit	(59,336)	(57,105)

Total stockholders’ equity	6,953	8,890

Total liabilities and stockholders’ equity	$8,174	$11,159

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues	$10	$34
Operating expenses:
Research and development (1)	1,305	2,107
General and administrative (1)	950	873

Total operating expenses	2,255	2,980

Operating loss	(2,245)	(2,946)

Other income:
Interest income, net	7	1
Other income, net	7	—

Total other income	14	1

Net loss	(2,231)	(2,945)
Series A and Series A-1 convertible preferred stock dividends	—	(185)

Net loss applicable to common stockholders	$(2,231)	$(3,130)

Net loss per common share applicable to common stockholders:
Basic and diluted	$(0.34)	$(1.32)

Weighted average common shares: basic and diluted	6,534,846	2,376,349

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$72	$175
General and administrative	222	236

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,231)	$(2,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	21
Non-cash stock-based compensation	294	411
Fair value of common stock issued in exchange for patent and technology rights	—	228
Changes in operating assets and liabilities:
Prepaid expenses	46	91
Accounts payable	(882)	174
Accrued expenses	(166)	95
Deferred revenue	—	(47)

Net cash used in operating activities	(2,925)	(1,972)
Cash flows from investing activities:
Maturities of short-term investments	2,000	—
Cash paid for purchase of property and equipment	—	(8)

Net cash provided by (used in) investing activities	2,000	(8)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	64

Net cash provided by financing activities	—	64
Net decrease in cash and cash equivalents	(925)	(1,916)
Cash and cash equivalents at the beginning of period	5,117	8,496

Cash and cash equivalents at the end of period	$4,192	$6,580

Supplemental disclosure of non-cash investing and financing activities:
Series A and Series A-1 convertible preferred stock dividends	$—	$105

Fair value of Series A and Series A-1 convertible preferred stock dividends	$—	$185

Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$—	$2,000

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$—	$3,686

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Significant Accounting Policies

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a clinical-stage RNAi company developing innovative therapeutics in dermatology and ophthalmology that address significant unmet medical needs. Our development programs are based on our proprietary self-delivering RNAi (sd-rxRNA®) platform and Samcyprone™, a topical immunomodulator. Our clinical development programs include RXI-109, an sd-rxRNA for the treatment of dermal and ocular scarring, and Samcyprone™, for the treatment of such disorders as warts, alopecia areata, non-malignant skin tumors and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides for product development and business development opportunities across a broad spectrum of therapeutic areas.

On April 14, 2016, the Board of Directors of the Company approved a 1-for-10 reverse stock split of the Company’s outstanding common stock, which was effected on April 18, 2016. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

Short-term Investments

Short-term investments consist of certificates of deposit with original maturities ranging from over three months to one year.

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

Net Loss per Share Attributable to Common Stockholders

The Company accounts for and discloses net loss per share attributable to common stockholders in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. When the effects are not dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares.

2. Recent Accounting Pronouncements

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

Description	At March 31, 2016	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Short-term investments	3,500	—	3,500	—

Total	$3,550	$—	$3,550	$—

Description	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Cash equivalents	2,500	—	2,500	—
Short-term investments	5,500	—	5,500	—

Total	$8,050	$—	$8,050	$—

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for restricted cash, cash equivalents, short-term investments, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

4. Stockholders’ Equity

The Company currently has authorized for issuance 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

On April 14, 2016, the Board of Directors of the Company approved a 1-for-10 reverse stock split of the Company’s outstanding common stock, which was effected on April 18, 2016. The number of authorized shares of the Company remain unchanged. Stockholders who would have otherwise been entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Following the implementation of the reverse stock split, the Company regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.

The following table summarizes the Company’s warrants outstanding at March 31, 2016:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$39.00	462	April 27, 2017
$ 4.55	1,256,502	July 2, 2016
$ 5.20	1,300,002	June 2, 2020

Total warrants outstanding	2,556,966

5. Stock-based Compensation

Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three months ended March 31, 2016 and 2015, the following assumptions were used:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.18 - 2.02%	1.47 - 1.51%
Expected volatility	79.42 – 116.70%	90.10 – 91.16%
Weighted average expected volatility	88.64%	90.29%
Expected lives (in years)	5.20 – 10.00	6.05 – 6.25
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three month periods ended March 31, 2016 and 2015 was $2.20 and $8.88, respectively.

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

The following table summarizes the activity of Company’s stock option plan:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2015	332,376	$30.50
Granted	57,566	2.92
Exercised	—	—
Cancelled	—	—

Balance at March 31, 2016	389,942	$26.40	$—

Exercisable at March 31, 2016	263,231	$32.50	$—

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was approximately $294,000 and $411,000, respectively. Of this, the Company recognized approximately $1,000 of expense and $16,500 of income related to non-employee stock options for the same respective periods.

6. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the potential common shares excluded from the calculation of net loss per common share attributable to common stockholders because their inclusion would be anti-dilutive:

	At March 31,
	2016	2015
Options to purchase common stock	389,942	307,926
Common stock underlying Series A and Series A-1 convertible preferred stock	—	757,120
Warrants to purchase common stock	2,556,966	462

Total	2,946,908	1,065,508

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation.

This management’s discussion and analysis of financial condition as of March 31, 2016 and results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 30, 2016.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109, Samcyprone™ and our other product candidates (collectively “our product candidates”); the future success of our clinical trials with our product candidates; the timing for the commencement and completion of clinical trials; the future success of our strategic partnerships; and our ability to implement cost-saving measures. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with our product candidates may not be successful in evaluating the safety and tolerability of these candidates or providing evidence of increased surgical scar reduction compared to placebo; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with our product candidates; general economic conditions; and those identified in our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

Overview

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a clinical-stage RNAi company developing innovative therapeutics in dermatology and ophthalmology that address significant unmet medical needs. Our development programs are based on our proprietary self-delivering RNAi (sd-rxRNA®) platform and Samcyprone™, a topical immunomodulator. Our clinical development programs include RXI-109, an sd-rxRNA for the treatment of dermal and ocular scarring, and Samcyprone™, for the treatment of such disorders as warts, alopecia areata, non-malignant skin tumors and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides for product and business development opportunities across a broad spectrum of therapeutic areas.

Our RNAi therapies are designed to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. The Company’s first RNAi clinical product candidate, RXI-109, is a self-delivering RNAi compound (sd-rxRNA) that commenced human clinical trials in 2012. RXI-109 is designed to reduce the expression of connective tissue growth factor (“CTGF”), a critical regulator of several biological pathways involved in fibrosis, including scar formation in the skin and eye. RXI-109 is currently being evaluated in a Phase 2 clinical trial to prevent or reduce dermal scarring following scar revision surgery of an existing hypertrophic scar and a Phase 1/2 clinical trial to evaluate the safety and clinical activity of RXI-109 to prevent the progression of retinal scarring in subjects with wet age-related macular degeneration (“AMD”).

Study 1402, the Company’s Phase 2 clinical trial in hypertrophic scars, commenced in July 2014. In October 2015, we reported that preliminary data from Study 1402 demonstrated that scars at revision sites were less visible at three months after a treatment regimen with RXI-109 than scars at untreated revision sites in those same subjects. Based in part on this new information, two more cohorts were added to Study 1402 in November 2015. The subjects in the two additional cohorts are receiving either eight or nine doses of RXI-109 over a six-month period starting two weeks after scar revision surgery. The Company is currently enrolling subjects for these two new cohorts.

Study 1501, the Company’s Phase 1/2 clinical trial in retinal scarring, commenced in November 2015. Study 1501 is a multi-dose, dose escalation study conducted in subjects with AMD. Each subject will receive four doses of RXI-109 at one month intervals for a total dosing period of three months. The safety and tolerability of RXI-109, as well as the potential for clinical activity, will be evaluated over the course of the study using numerous assessments to monitor the health in the retina and to assess visual acuity. The Company is currently enrolling subjects in Study 1501.

In December 2014, the Company broadened its clinical pipeline with an exclusive, global license to Samcyprone™, our second clinical candidate. Samcyprone™ is a proprietary topical formulation of diphenylcyclopropenone (“DPCP”), an immunomodulator that works by initiating a T-cell response. The use of Samcyprone™ allows sensitization using much lower concentrations of DPCP than are used with existing compounded DPCP solutions, avoiding hyper-sensitization to subsequent challenge doses. DPCP, the active ingredient in Samcyprone™, has long been used to treat warts and has also been used for several other indications, such as to stimulate hair re-growth in alopecia areata and to clear subcutaneous metastases of melanoma. Although it has been used by physicians for several decades, it has never been reviewed or approved by a regulatory authority as a drug. If U.S. Food and Drug Administration approval is granted, SamcyproneTM, RXi’s proprietary formulation of DPCP, is expected to achieve market exclusivity. Samcyprone™ is currently being evaluated in a Phase 2a clinical trial for the clearance of recalcitrant warts.

Study 1502, the Company’s Phase 2a clinical trial in cutaneous warts, was initiated in December 2015. Study 1502 will include a sensitization phase in which a spot on the subject’s upper arm and one wart are treated with a higher dose of Samcyprone™. After being sensitized in this way, the subjects will enter into the treatment phase where the wart is treated on a once weekly basis for ten weeks with a ten-fold lower concentration of Samcyprone™ than in the sensitization phase. During the trial, the warts will be scored, photographed and measured to monitor the level of clearing. The Company expects to fully enroll subjects in this study before the end of 2016.

The Company continues to advance additional preclinical and discovery programs using our sd-rxRNA technology. Within our ophthalmology program, we are also directing our development efforts toward advancing RXI-109 for the treatment of corneal scarring. To date, we have shown that CTGF protein levels are reduced in a dose-dependent manner in both the retina and cornea following an intravitreal injection of RXI-109 in monkeys. Elevated CTGF is implicated in the formation of corneal scarring that can occur after eye injury or after certain infections. Scarring of the cornea can impact the transparency of the cornea, and thus negatively impact vision. We are currently working towards a non-invasive delivery formulation of RXI-109 to reduce CTGF in the front of the eye.

Within our dermatology franchise, the Company has selected tyrosinase (“TYR”) and collagenase (“MMP1”) as targets for our self-delivering RNAi platform because they are relevant for both consumer health and therapeutic development. TYR is a key enzyme involved in the synthesis of melanin. RXI-231, an sd-rxRNA compound targeting TYR, is in development as a cosmetic ingredient that may improve the appearance of uneven skin tone and pigmentation. MMP1 is a key enzyme involved in the breakdown of the extracellular matrix. RXI-185, an sd-rxRNA compound targeting MMP1, is in development as a cosmetic ingredient that may improve the appearance of wrinkles or skin laxity. The Company is currently developing topical delivery applications methods, including formulations and micro-needling, for use with these compounds and plans to complete functional and safety testing to initiate human testing of one of these consumer health targets by the end of 2016.

Further, the Company has identified additional sd-rxRNA compounds like RXI-231 and RXI-185 that are available to move forward on a separate therapeutic development path. For example, selected reduction of MMP1 may be beneficial in the treatment of arthritis, corneal erosions, endometriosis and possible cancer metastasis and the inhibition of tyrosinase can play a key role in the management of diseases such as cutaneous hyperpigmentation disorders and possibly melanoma.

On April 14, 2016, the Board of Directors of the Company approved a 1-for-10 reverse stock split of the Company’s outstanding common stock, which was effected on April 18, 2016. The number of authorized shares of the Company remain unchanged. Stockholders who would have otherwise been entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Since inception, we have incurred significant losses. Substantially all of our losses to date have resulted from research and development expenses in connection with our clinical and research programs and from general administrative costs. At March 31, 2016, we had an accumulated deficit of $59.3 million. We expect to continue to incur significant losses for the foreseeable future, particularly as we advance our development programs for RXI-109 and Samcyprone™.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on March 30, 2016.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2016	2015
Net revenues	$10	$34
Operating expenses	(2,255)	(2,980)
Operating loss	(2,245)	(2,946)
Net loss	(2,231)	(2,945)
Net loss applicable to common stockholders	$(2,231)	$(3,130)

Comparison of the Three Months Ended March 31, 2016 and 2015

Net Revenues

To date, we have primarily generated revenues through government grants. The following table summarizes our total net revenues, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2016	2015
Net revenues	$10	$34

Net revenues were approximately $10,000 for the three months ended March 31, 2016, as compared with $34,000 for the three months ended March 31, 2015. The decrease was due to a government grant from the National Cancer Institute, a division of the National Institutes of Health, which was completed in 2015. Net revenues for the three months ended March 31, 2016 were due to the Company’s out-licensed technology agreement with MirImmune, Inc.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2016	2015
Research and development	$1,305	$2,107
General and administrative	950	873

Total operating expenses	$2,255	$2,980

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

Research and development expenses were $1,305,000 for the three months ended March 31, 2016, compared with $2,107,000 for the three months ended March 31, 2015. The decrease of $802,000, or 38%, was primarily due to a decrease of $699,000 in research and development expenses related to the cash and equity fees payable to Hapten Pharmaceuticals, LLC upon the close of the Samcyprone™ license agreement and toxicology studies performed in connection with the Company’s investigational drug application for retinal scarring, both of which occurred in the first quarter of 2015, as well as a decrease of $103,000 in stock-based compensation expense due to the full vesting of a number of stock option grants as compared with the same period in 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were $950,000 for the three months ended March 31, 2016, compared with $873,000 for the three months ended March 31, 2015. The increase of $77,000, or 9%, was due to an increase of $91,000 in general and administrative expenses primarily related to the increase in the use of professional service providers due to the Company’s focus on business development activities in line with our key corporate initiatives as compared with the same period in the prior year offset by a decrease of $14,000 in stock-based compensation expense due to a decrease in the fair value of stock options granted.

Series A and Series A-1 Convertible Preferred Stock Dividends

The following table summarizes our total Series A and Series A-1 convertible preferred stock (“Series A and Series A-1 Preferred Stock”) dividends for the periods indicated, in thousands:

	Three Months Ended March 31,
	2016	2015
Series A and Series A-1 Preferred Stock dividends	$—	$185

On May 27, 2015, all shares of Series A and Series A-1 Preferred Stock were fully converted, with no shares remaining outstanding. Consequently, the Company has not paid any dividends on the Series A and Series A-1 Preferred Stock since the second quarter of 2015. Additionally, on November 6, 2015, the Company eliminated both series of preferred stock from its Certificate of Incorporation. As a result, the Company does not have any shares of Series A and Series A-1 Preferred Stock authorized, issued or outstanding.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of $7.7 million as of March 31, 2016, compared with $10.6 million as of December 31, 2015.

On June 2, 2015, we sold 2.6 million units in a public offering at a price of $4.00 per unit (the “Offering”). Each unit consists of one share of common stock, a 13-month overallotment purchase right to purchase one-half of one share of common stock at a price of $4.55 per full share of common stock (the “Overallotment Purchase Rights”) and a five-year warrant to purchase one-half of one share of common stock at a price of $5.20 per full share of common stock (the “Warrants”). As a result of the Offering, the Company received net proceeds of approximately $9.2 million after placement agent fees and estimated Offering expenses, and assuming the Overallotment Purchase Rights and Warrants are not exercised.

On December 18, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10.8 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. To date, the Company has sold a total of 5,000 shares of common stock to LPC for net proceeds of approximately $64,000. Per the terms of the Offering, the Company cannot sell shares of the Company’s common stock to LPC under the Purchase Agreement until the expiration of the Overallotment Purchase Rights.

We believe that our existing cash, cash equivalents and short-term investments, along with the Purchase Agreement with LPC, should be sufficient to fund our operations for at least the next twelve months. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative research and business development agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(2,925)	$(1,972)
Net cash provided by (used in) investing activities	2,000	(8)
Net cash provided by financing activities	—	64

Net decrease in cash and cash equivalents	$(925)	$(1,916)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $2,925,000 for the three months ended March 31, 2016 compared with $1,972,000 for the three months ended March 31, 2015. The increase in cash used in operating activities was due to changes in working capital items of $1,315,000, primarily due to payments related to the manufacturing of RXI-109 and Samcyprone™ drug product, and changes in non-cash expenses of $352,000 partially offset by a decrease in net loss of $714,000.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $2,000,000 for the three months ended March 31, 2016 compared with net cash used in investing activities of $8,000 for the three months ended March 31, 2015. The increase in net cash provided by investing activities was related to the maturity of short-term investments during the first quarter of 2016.

Net Cash Flow from Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2016. Net cash provided by financing activities was $64,000 for the three months ended March 31, 2015. Net cash provided by financing activities was due to net proceeds received from the issuance of common stock to LPC.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 6 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016, for further discussion of these indemnification agreements.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

Following the implementation of the reverse stock split, the Company regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 14, 2016, the Board of Directors of the Company approved a 1-for-10 reverse stock split of the Company’s outstanding common stock, which was effected on April 18, 2016. Stockholders who would have otherwise been entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Following the implementation of the reverse stock split, the Company regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The foregoing summary of the reverse stock split is qualified in its entirety by reference to the full text of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation, which is attached hereto as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation	Current Report on Form 8-K (File No. 001-36304)	April 15, 2016

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of March 31, 2016 and December 31, 2015; (2) Condensed Statements of Operations for the Three Months Ended March 31, 2016 and 2015; (3) Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (4) Notes to Condensed Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: May 12, 2016