Form 10-Q
period 2016-06-30
RXi Pharmaceuticals Corp
filed 2016-08-11
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, RXi Pharmaceuticals Corporation had 6,559,846 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,832	$5,117
Restricted cash	50	50
Short-term investments	2,000	5,500
Prepaid expenses	477	311

Total current assets	6,359	10,978
Property and equipment, net	135	163
Other assets	27	18

Total assets	$6,521	$11,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297	$1,163
Accrued expenses	1,256	1,106

Total current liabilities	1,553	2,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,534,846 shares issued and outstanding	1	1
Additional paid-in capital	66,515	65,994
Accumulated deficit	(61,548)	(57,105)

Total stockholders’ equity	4,968	8,890

Total liabilities and stockholders’ equity	$6,521	$11,159

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$9	$—	$19	$34
Operating expenses:
Research and development (1)	1,339	1,361	2,644	3,468
General and administrative (1)	885	804	1,835	1,677

Total operating expenses	2,224	2,165	4,479	5,145

Operating loss	(2,215)	(2,165)	(4,460)	(5,111)
Other income (expense):
Interest income, net	4	1	11	2
Other income (expense), net	(1)	(2)	6	(2)

Total other income (expense)	3	(1)	17	—

Net loss	(2,212)	(2,166)	(4,443)	(5,111)
Series A and Series A-1 convertible preferred stock dividends	—	(24)	—	(209)

Net loss applicable to common stockholders	$(2,212)	$(2,190)	$(4,443)	$(5,320)

Net loss per common share applicable to common stockholders:
Basic and diluted	$(0.34)	$(0.50)	$(0.68)	$(1.56)

Weighted average common shares: basic and diluted	6,534,846	4,419,058	6,534,846	3,403,346

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$88	$203	$160	$378
General and administrative	139	244	361	480

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,443)	$(5,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	41
Non-cash stock-based compensation	521	858
Value of non-marketable equity securities recognized as revenue	(9)	—
Fair value of common stock issued in exchange for patent and technology rights	—	228
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(166)	(276)
Accounts payable	(866)	350
Accrued expenses	150	185
Deferred revenue	—	(47)

Net cash used in operating activities	(4,785)	(3,772)
Cash flows from investing activities:
Purchase of short-term investments	(2,000)	(8,000)
Maturities of short-term investments	5,500	—
Cash paid for purchase of property and equipment	—	(39)

Net cash provided by (used in) investing activities	3,500	(8,039)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	9,254
Proceeds from the issuance of common stock upon the exercise of warrants	—	16
Proceeds from the issuance of common stock in connection with the employee stock purchase plan	—	31

Net cash provided by financing activities	—	9,301
Net decrease in cash and cash equivalents	(1,285)	(2,510)
Cash and cash equivalents at the beginning of period	5,117	8,496

Cash and cash equivalents at the end of period	$3,832	$5,986

Supplemental disclosure of non-cash investing and financing activities:
Series A and Series A-1 convertible preferred stock dividends	$—	$127

Fair value of Series A and Series A-1 convertible preferred stock dividends	$—	$209

Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$—	$2,000

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$—	$6,814

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Description of Business

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a clinical-stage RNAi company developing innovative therapeutics that address significant unmet medical needs. The Company’s development programs are based on our proprietary self-delivering RNAi (sd-rxRNA®) platform and Samcyprone™, a topical immunomodulator. Our clinical development programs include RXI-109, an sd-rxRNA for the treatment of dermal and ocular scarring, and Samcyprone™, for the treatment of such disorders as warts, alopecia areata, non-malignant skin tumors and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides for product development and business development opportunities across a broad spectrum of therapeutic areas.

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

2. Liquidity and Going Concern

The Company has limited cash resources, has reported recurring losses from operations since inception and has not yet received revenues from sales of products. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern, and the Company’s current cash resources may not provide sufficient capital to fund operations for at least the next twelve months. Historically, the Company’s primary source of financing has been through the sale of its securities. The continuation of the Company as a going concern depends upon the Company’s ability to raise additional capital through an equity offering, debt offering or strategic opportunity to fund its operations. There can be no assurance that the Company will be successful in accomplishing these plans in order to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies

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

Investments in Non-marketable Equity Securities

The Company’s investments in non-marketable equity securities are accounted for under the cost method because the Company does not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investments are carried at cost less any impairment write-downs. Annually, the Company’s cost method investments are assessed for impairment. The Company does not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Derivative Financial Instruments

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”). Financial instruments that meet the definition of a derivative are classified as an asset or liability and measured at fair value on the issuance date and are revalued on each subsequent balance sheet date. The changes in fair value are recognized as current period income or loss.

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

The Company has entered into license agreements for its proprietary sd-rxRNA technology during the ordinary course of business with start-up biotechnology and pharmaceutical companies. Under these agreements, the Company has granted exclusive licenses to the Company’s technology in exchange for potential future equity, cash and royalty payments. For each agreement, the Company determines whether the agreement includes multiple deliverables, and if so, whether they should be considered separate or a single unit of accounting and whether the delivered items have standalone value. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition guidance is applied to each of the separate units.

Upfront fees are recognized on a straight-line basis over the contracted or estimated period of performance if they have do not have standalone value. If upfront fees are determined to have standalone value from other identified deliverables, the Company recognizes revenue upon delivery.

Substantive milestone payments are recognized upon achievement of the milestone. In evaluating whether a milestone has substance, the consideration earned from the achievement of a milestone is considered if the milestone is commensurate with the entity’s performance to achieve the milestone or the enhancement of value of the delivered item, if it relates solely to past performance and if it is reasonable relative to all the deliverables and payment terms within the arrangement. When a substantive milestone is achieved, revenue related to the milestone will be recognized in full. If a milestone is not considered substantive, revenue is recognized over the period of performance.

If the Company is entitled to reimbursement or payments for specific research and development services, the Company determines whether the funding would result in collaborative revenues or an offset to research and development expenses in accordance with the provisions of gross or net revenue presentation.

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

4. Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606),” which clarifies two aspects of the guidance on accounting for revenue contracts with customers: identifying performance obligations and the licensing implementation guidance. The amendments in this ASU do not change the core principles for those areas. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the potential impact the update may have on its financial position and results of operations.

5. Other Assets

In May 2016, the Company entered into an exclusive license agreement with Thera Neuropharma, Inc. (“Thera”), a privately held company, pursuant to which the Company granted certain rights to its sd-rxRNA platform for neurodegenerative diseases in exchange for an upfront equity ownership interest and the potential to receive future cash, additional equity and royalties based on the achievement of certain milestones. The Company was issued shares of common stock in Thera upon execution of the license agreement. Due to the Company’s inability to exercise significant influence over Thera and the Company owning less than 20% of the voting equity of Thera’s stock, the Company accounted for this investment using the cost method. As of June 30, 2016, the carrying value of the investment in Thera of $4,500 was included in other assets on the balance sheet.

The Company was also granted a five year warrant to purchase additional shares of common stock of Thera at a price of $0.001 per share of common stock (the “Thera Warrant”) pursuant to the terms of the license agreement. The Company first assessed the Thera Warrant under ASC 815. Under the related guidance, a financial instrument shall be considered a derivative when it includes an underlying and notional amount or payment provision, an initial net investment and a net settlement. The Company determined that the Thera Warrant met all of the characteristics of a derivative. Per ASC 815, the Thera Warrant is recognized at fair value on the balance sheet and gains and losses from changes in the fair value of the Thera Warrant are recognized in the statement of operations. As of June 30, 2016, the fair value of $4,500 related to the Thera Warrant was included in other assets on the balance sheet.

6. Fair Value Measurements

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

The Company categorized its restricted cash, cash equivalents and short-term investments as Level 2 hierarchy. The assets classified as Level 2 have initially been valued at the applicable transaction price and subsequently valued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events. The Company’s Thera Warrant is categorized as Level 3 hierarchy. The estimated fair value inputs utilizing the asset-based approach include the stage of enterprise development, terms of existing contractual arrangements of the entity’s equity securities, the achievement of milestones and other unobservable inputs. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At June 30, 2016	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Cash equivalents	3,000	—	3,000	—
Short-term investments	2,000	—	2,000	—
Thera Warrant	5	—	—	5

Total	$5,055	$—	$5,050	$5

Description	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Cash equivalents	2,500	—	2,500	—
Short-term investments	5,500	—	5,500	—

Total	$8,050	$—	$8,050	$—

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value, in thousands:

	3 Months Ended June 30, 2016	6 Months Ended June 30, 2016
Balance, beginning of period	$—	$—
Fair value of Thera Warrant	5	5

Balance, end of period	$5	$5

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for restricted cash, cash equivalents, short-term investments, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

7. Stockholders’ Equity

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

The following table summarizes the Company’s warrants outstanding at June 30, 2016:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$39.00	462	April 27, 2017
$4.55	1,256,502	July 2, 2016
$5.20	1,300,002	June 2, 2020

Total warrants outstanding	2,556,966

All of the Company’s warrants outstanding with an exercise price of $4.55 at June 30, 2016 expired on July 2, 2016.

8. Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and six months ended June 30, 2016 and 2015, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	N/A	1.55 – 1.83%	1.18 – 2.02%	1.47 – 1.83%
Expected volatility	N/A	85.63 – 87.91%	79.42 – 116.70%	85.63 – 91.16%
Weighted average expected volatility	N/A	86.85%	88.64%	87.62%
Expected lives (in years)	N/A	5.20 – 6.25	5.20 – 10.00	5.20 – 6.25
Expected dividend yield	N/A	0.00%	0.00%	0.00%

There were no options granted during the three month period ended June 30, 2016. The weighted average fair value of options granted during the three month period ended June 30, 2015 was $2.80. The weighted average fair value of options granted during the six month periods ended June 30, 2016 and 2015 was $2.15 and $4.10, respectively.

The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption is based upon the volatility of a composition of comparable companies. The expected life assumption for employee grants was based upon the simplified method provided for under ASC 718, and the expected life assumption for non-employees was based upon the contractual term of the option. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The following table summarizes the activity of Company’s stock option plan:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2015	332,400	$30.50
Granted	57,569	2.92
Exercised	—	—
Cancelled	—	—

Balance at June 30, 2016	389,969	$26.44	$—

Exercisable at June 30, 2016	288,354	$31.74	$—

Stock-based compensation expense for the three months ended June 30, 2016 and 2015 was approximately $227,000 and $447,000, respectively. Of this amount, the Company recognized a credit to non-employee stock-based compensation expense of approximately $1,300 and $5,300 for the same respective periods.

Stock-based compensation expense for the six months ended June 30, 2016 and 2015 was approximately $521,000 and $858,000, respectively. Of this amount, the Company recognized a credit to non-employee stock-based compensation expense of approximately $2,300 and $21,800 for the same respective periods.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the potential common shares excluded from the calculation of net loss per common share attributable to common stockholders because their inclusion would be anti-dilutive:

	June 30,
	2016	2015
Options to purchase common stock	389,969	333,368
Warrants to purchase common stock	2,556,966	2,596,966

Total	2,946,935	2,930,334

10. Subsequent Events

Subsequent to the balance sheet date, the Company sold a total of 35,000 shares of common stock to Lincoln Park Capital Fund, LLC (“LPC”) pursuant to a purchase agreement dated December 18, 2014 between the Company and LPC. The net proceeds to the Company totaled approximately $82,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation.

This management’s discussion and analysis of financial condition as of June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 30, 2016.

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

Overview

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a clinical-stage RNAi company developing innovative therapeutics that address significant unmet medical needs. The Company’s development programs are based on our proprietary self-delivering RNAi (sd-rxRNA®) platform and Samcyprone™, a topical immunomodulator. Our clinical development programs include RXI-109, an sd-rxRNA for the treatment of dermal and ocular scarring, and Samcyprone™, for the treatment of such disorders as warts, alopecia areata, non-malignant skin tumors and cutaneous metastases of melanoma. In addition to these clinical programs, we have a pipeline of discovery and preclinical product candidates in our core therapeutic areas, as well as in other areas of interest. The Company’s pipeline, coupled with our extensive patent portfolio, provides for product and business development opportunities across a broad spectrum of therapeutic areas.

RNAi therapies are designed to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. The Company’s first RNAi clinical product candidate, RXI-109, is a self-delivering RNAi compound (sd-rxRNA) that commenced human clinical trials in 2012. RXI-109 is designed to reduce the expression of connective tissue growth factor (“CTGF”), a critical regulator of several biological pathways involved in fibrosis, including scar formation in the skin and eye. RXI-109 is currently being evaluated in a Phase 2 clinical trial, Study 1402, to prevent or reduce dermal scarring following scar revision surgery of an existing hypertrophic scar and a Phase 1/2 clinical trial, Study 1501, to evaluate the safety and clinical activity of RXI-109 to prevent the progression of retinal scarring in subjects with wet age-related macular degeneration (“AMD”).

Study 1402 commenced in July 2014. In October 2015, we reported that preliminary data from Study 1402 demonstrated that scars at revision sites were less visible at three months after a treatment regimen with RXI-109 than scars at untreated revision sites in those same subjects. Based in part on this new information, two more cohorts were added to Study 1402 in November 2015. For these two cohorts, the number of doses was increased to either eight or nine doses of RXI-109 over a six-month period to better cover the extended wound healing/scarring profile of hypertrophic scars. Enrollment of subjects into these two new cohorts completed ahead of schedule during the third quarter of 2016.

Study 1501 commenced in November 2015, and is a multi-dose, dose escalation study conducted in subjects with AMD with evidence of subretinal fibrosis. Each subject will receive four doses of RXI-109 at one month intervals for a total dosing period of three months. The safety and tolerability of RXI-109, as well as the potential for clinical activity, will be evaluated over the course of the study using numerous assessments to monitor the health in the retina and to assess visual acuity. The Company is currently enrolling subjects in Study 1501.

In December 2014, the Company broadened its clinical pipeline with an exclusive, global license to Samcyprone™, our second clinical candidate. Samcyprone™ is a proprietary topical formulation of diphenylcyclopropenone (“DPCP”), an immunomodulator that works by initiating a T-cell response. The use of Samcyprone™ allows sensitization using much lower concentrations of DPCP than are used with existing compounded DPCP solutions, avoiding hyper-sensitization to subsequent challenge doses. DPCP, the active ingredient in Samcyprone™, has long been used to treat warts and has also been used for several other indications, such as to stimulate hair re-growth in alopecia areata and to clear cutaneous metastases of melanoma. Although it has been used by physicians for several decades, it has never been reviewed or approved by a regulatory authority as a drug. If U.S. Food and Drug Administration approval is granted, Samcyprone™, RXi’s proprietary formulation of DPCP, is expected to achieve market exclusivity. Samcyprone™ is currently being evaluated in a Phase 2a clinical trial, Study 1502, for the clearance of common warts.

Study 1502 was initiated in December 2015. Study 1502 includes a sensitization phase in which a spot on the subject’s upper arm and one wart are treated with Samcyprone™. After being sensitized in this way, the subjects will enter into the treatment phase where up to four warts are treated on a once weekly basis for ten weeks with a ten-fold lower concentration of Samcyprone™ than in the sensitization phase. During the trial, the warts will be scored, photographed and measured to monitor the level of clearance. The Company is currently enrolling subjects and expects to have full enrollment in this study before the end of 2016.

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

Within our dermatology franchise, the Company has selected tyrosinase (“TYR”) and collagenase (“MMP1”) as targets for our self-delivering RNAi platform because they are relevant for both consumer health and therapeutic development. TYR is a key enzyme involved in the synthesis of melanin. RXI-231, an sd-rxRNA compound targeting TYR, is in development as a cosmetic ingredient that may improve the appearance of uneven skin tone and pigmentation. MMP1 is a key enzyme involved in the breakdown of the extracellular matrix. RXI-185, an sd-rxRNA compound targeting MMP1, is in development as a cosmetic ingredient that may improve the appearance of wrinkles or skin laxity. The Company is currently developing topical delivery application methods, including formulations and microneedling, for use with these compounds and plans to complete functional and safety testing to initiate human testing of one of these consumer health targets by the end of 2016.

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

Since inception, we have incurred significant losses. Substantially all of our losses to date have resulted from research and development expenses in connection with our clinical and research programs and from general administrative costs. At June 30, 2016, we had an accumulated deficit of $61.5 million. We expect to continue to incur significant losses for the foreseeable future, particularly as we advance our development programs for RXI-109 and Samcyprone™.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$9	$—	$19	$34
Operating expenses	(2,224)	(2,165)	(4,479)	(5,145)
Operating loss	(2,215)	(2,165)	(4,460)	(5,111)
Net loss	(2,212)	(2,166)	(4,443)	(5,111)
Net loss applicable to common stockholders	$(2,212)	$(2,190)	$(4,443)	$(5,320)

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Net Revenues

To date, we have primarily generated revenues through government grants. The following table summarizes our total net revenues, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$9	$—	$19	$34

Net revenues were $9,000 for the three months ended June 30, 2016, as compared with no revenues for the three months ended June 30, 2015. The increase of $9,000, or 100%, was due to the value of the common stock and warrant issued by Thera Neuropharma, Inc. (“Thera”) to the Company per the terms of the exclusive licensing agreement with Thera.

Net revenues were approximately $19,000 for the six months ended June 30, 2016, as compared with $34,000 for the six months ended June 30, 2015. The decrease of $15,000, or 44%, was due to the completion of a government grant from the National Cancer Institute, a division of the National Institutes of Health, in 2015. Net revenues for the six months ended June 30, 2016 were due to the Company’s exclusive license agreements with MirImmune, Inc. and Thera.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$1,339	$1,361	$2,644	$3,468
General and administrative	885	804	1,835	1,677

Total operating expenses	$2,224	$2,165	$4,479	$5,145

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

Research and development expenses were $1,339,000 for the three months ended June 30, 2016, compared with $1,361,000 for the three months ended June 30, 2015. The decrease of $22,000, or 2%, was primarily due to a decrease of $115,000 in stock-based compensation expense due to the full vesting of stock options granted in 2012 offset by an increase of $93,000 in research and development expenses primarily due to manufacturing costs for Samcyprone™ and clinical trial expenses for the Company’s wart trial that commenced in December 2015.

Research and development expenses were $2,644,000 for the six months ended June 30, 2016, compared with $3,468,000 for the six months ended June 30, 2015. The decrease of $824,000, or 24%, was primarily due to a decrease of $606,000 in research and development expenses related to the cash and equity fees payable to Hapten Pharmaceuticals, LLC upon the close of the Samcyprone™ license agreement and toxicology studies performed in connection with the Company’s investigational drug application for retinal scarring, both of which occurred in the first quarter of 2015, as well as a decrease of $218,000 in employee stock-based compensation expense due to the full vesting of stock options granted in 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were $885,000 for the three months ended June 30, 2016, compared with $804,000 for the three months ended June 30, 2015. The increase of $81,000, or 10%, was due to an increase of $186,000 in general and administrative expenses primarily related to legal and proxy-related fees for the Company’s special meeting and reverse stock split in April 2016 and the use of professional service providers due to the Company’s focus on business development activities in line with its key corporate initiatives offset by a decrease of $105,000 in stock-based compensation expense due to the full vesting of stock options granted in 2012.

General and administrative expenses were $1,835,000 for the six months ended June 30, 2016, compared with $1,677,000 for the six months ended June 30, 2015. The increase of $158,000, or 9%, was primarily due to an increase of $277,000 in general and administrative expenses primarily related to the increase in professional services fees due to the Company’s special meeting and reverse stock split in April 2016 and the Company’s continued focus on business development activities in line with its key corporate initiatives offset by a decrease of $119,000 in stock-based compensation expense due to the full vesting of stock options granted in 2012.

Series A and Series A-1 Convertible Preferred Stock Dividends

The following table summarizes our total Series A and Series A-1 convertible preferred stock (“Series A and Series A-1 Preferred Stock”) dividends for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Series A and Series A-1 Preferred Stock dividends	$—	$24	$—	$209

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

On December 18, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10.8 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Per the terms of the Offering, the Company could not sell shares of the Company’s common stock to LPC under the Purchase Agreement until the expiration of the Overallotment Purchase Rights, which occurred on July 2, 2016. To date, the Company has sold a total of 40,000 shares of common stock to LPC for net proceeds of approximately $146,000.

We had cash, cash equivalents and short-term investments of $5.8 million as of June 30, 2016, compared with $10.6 million as of December 31, 2015. Based on the Company’s operational spending rate to advance our clinical products through clinical trials, the Company’s current cash resources may not provide sufficient capital to fund operations for at least the next twelve months. The Company hopes to obtain additional funding through one or more of several options including strategic opportunities, such as a merger, acquisition or other business development transaction, and/or through sales of the Company’s securities, which could be dilutive to our shareholders. There can be no assurance that the Company will be successful in accomplishing these plans in order to continue as a going concern.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(4,785)	$(3,772)
Net cash provided by (used in) investing activities	3,500	(8,039)
Net cash provided by financing activities	—	9,301

Net decrease in cash and cash equivalents	$(1,285)	$(2,510)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $4,785,000 for the six months ended June 30, 2016 compared with $3,772,000 for the six months ended June 30, 2015. The increase in cash used in operating activities was due to changes in working capital items of $1,094,000, primarily due to payments related to the manufacturing of RXI-109 and Samcyprone™ drug product during the first quarter of 2016, and changes in non-cash expenses of $587,000 partially offset by a decrease in net loss of $668,000.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $3,500,000 for the six months ended June 30, 2016 compared with net cash used in investing activities of $8,039,000 for the six months ended June 30, 2015. The increase in net cash provided by investing activities was primarily related to net purchases and maturities of short-term investments as compared with the same period in the prior year.

Net Cash Flow from Financing Activities

There were no cash flows from financing activities for the six months ended June 30, 2016. Net cash provided by financing activities was $9,301,000 for the six months ended June 30, 2015. Net cash provided by financing activities was primarily due to net proceeds received from the Offering and the issuance of common stock to LPC under the Purchase Agreement.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Pharmaceuticals Corporation Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of June 30, 2016 and December 31, 2015; (2) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015; (3) Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; and (4) Notes to Condensed Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: August 11, 2016