Form 10-Q
period 2016-09-30
RXi Pharmaceuticals Corp
filed 2016-11-10
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, RXi Pharmaceuticals Corporation had 6,599,846 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,379	$5,117
Restricted cash	50	50
Short-term investments	2,000	5,500
Prepaid expenses	321	311

Total current assets	4,750	10,978
Property and equipment, net	124	163
Other assets	27	18

Total assets	$4,901	$11,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457	$1,163
Accrued expenses	1,408	1,106

Total current liabilities	1,865	2,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,599,846 and 6,534,846 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	66,795	65,994
Accumulated deficit	(63,760)	(57,105)

Total stockholders’ equity	3,036	8,890

Total liabilities and stockholders’ equity	$4,901	$11,159

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$—	$—	$19	$34
Operating expenses:
Research and development (1)	1,464	1,734	4,108	5,202
General and administrative (1)	752	770	2,587	2,447

Total operating expenses	2,216	2,504	6,695	7,649

Operating loss	(2,216)	(2,504)	(6,676)	(7,615)
Other income (expense):
Interest income, net	4	8	15	10
Other income (expense), net	—	—	6	(2)

Total other income (expense)	4	8	21	8

Net loss	(2,212)	(2,496)	(6,655)	(7,607)
Series A and Series A-1 convertible preferred stock dividends	—	—	—	(209)

Net loss applicable to common stockholders	$(2,212)	$(2,496)	$(6,655)	$(7,816)

Net loss per common share applicable to common stockholders:
Basic and diluted	$(0.34)	$(0.38)	$(1.02)	$(1.76)

Weighted average common shares: basic and diluted	6,576,096	6,494,912	6,548,696	4,445,192

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$52	$174	$212	$552
General and administrative	76	211	437	691

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,655)	$(7,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	60
Non-cash stock-based compensation	649	1,243
Value of non-marketable equity securities recognized as revenue	(9)	—
Fair value of common stock issued in exchange for patent and technology rights	—	228
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10)	10
Accounts payable	(706)	(63)
Accrued expenses	302	441
Deferred revenue	—	(47)

Net cash used in operating activities	(6,388)	(5,735)
Cash flows from investing activities:
Purchase of short-term investments	(2,000)	(8,000)
Maturities of short-term investments	5,500	—
Cash paid for purchase of property and equipment	(2)	(39)

Net cash provided by (used in) investing activities	3,498	(8,039)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	152	9,266
Proceeds from the issuance of common stock upon the exercise of warrants	—	16
Proceeds from the issuance of common stock in connection with the employee stock purchase plan	—	31

Net cash provided by financing activities	152	9,313
Net decrease in cash and cash equivalents	(2,738)	(4,461)
Cash and cash equivalents at the beginning of period	5,117	8,496

Cash and cash equivalents at the end of period	$2,379	$4,035

Supplemental disclosure of non-cash investing and financing activities:
Series A and Series A-1 convertible preferred stock dividends	$—	$126

Fair value of Series A and Series A-1 convertible preferred stock dividends	$—	$209

Exchange of Series A convertible preferred stock into Series A-1 convertible preferred stock	$—	$2,000

Conversion of Series A and Series A-1 convertible preferred stock into common stock	$—	$6,814

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

Upfront fees are recognized on a straight-line basis over the contracted or estimated period of performance if they do not have standalone value. If upfront fees are determined to have standalone value from other identified deliverables, the Company recognizes revenue upon delivery.

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

In August 2016, the FASB issued ASU 2016-12, “Statement of Cash Flows (Topic 230),” which clarifies how certain cash receipts and payments are presented and classified in the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The amendments in ASU 2016-12 should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the potential impact the update may have on its statement of cash flows.

5. Other Assets

In May 2016, the Company entered into an exclusive license agreement with Thera Neuropharma, Inc. (“Thera”), a privately held company, pursuant to which the Company granted certain rights to its sd-rxRNA platform for neurodegenerative diseases in exchange for an upfront equity ownership interest and the potential to receive future cash, additional equity and royalties based on the achievement of certain milestones. The Company was issued shares of common stock in Thera upon execution of the license agreement. Due to the Company’s inability to exercise significant influence over Thera and the Company owning less than 20% of the voting equity of Thera’s stock, the Company accounted for this investment using the cost method. As of September 30, 2016, the carrying value of the investment in Thera of $4,500 was included in other assets on the balance sheet and no impairment has been recognized for this investment through September 30, 2016.

The Company was also granted a five year warrant to purchase additional shares of common stock of Thera at a price of $0.001 per share of common stock (the “Thera Warrant”) pursuant to the terms of the license agreement. The Company first assessed the Thera Warrant under ASC 815. Under the related guidance, a financial instrument shall be considered a derivative when it includes an underlying and notional amount or payment provision, an initial net investment and a net settlement. The Company determined that the Thera Warrant met all of the characteristics of a derivative. Per ASC 815, the Thera Warrant is recognized at fair value on the balance sheet and gains and losses from changes in the fair value of the Thera Warrant are recognized in the statement of operations. The fair value of the Thera Warrant at the date of issuance totaled $4,500 and was included in other assets on the balance sheet. There have been no changes to the fair value since the date of issuance.

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

Description	At September 30, 2016	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Short-term investments	2,000	—	2,000	—
Thera Warrant	5	—	—	5

Total	$2,055	$—	$2,050	$5

Description	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Cash equivalents	2,500	—	2,500	—
Short-term investments	5,500	—	5,500	—

Total	$8,050	$—	$8,050	$—

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company utilizes Level 3 inputs to determine fair value, in thousands:

Nine Months Ended September 30, 2016
Balance, beginning of period	$—
Fair value of Thera Warrant	5

Balance, end of period	$5

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

During the three months ended September 30, 2016, the Company sold 65,000 shares of common stock to Lincoln Park Capital Fund, LLC (“LPC”) pursuant to a purchase agreement dated December 18, 2014 between the Company and LPC. The net proceeds to the Company totaled approximately $152,000.

Common Stock Warrants

The following table summarizes the Company’s warrants outstanding at September 30, 2016:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$39.00	462	April 27, 2017
$5.20	1,300,002	June 2, 2020

Total warrants outstanding	1,300,464

On July 2, 2016, 1,256,502 of the Company’s outstanding warrants with an exercise price of $4.55 expired.

8. Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and nine months ended September 30, 2016 and 2015, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.46%	1.82 – 2.43%	1.18 – 2.02%	1.47 – 2.43%
Expected volatility	116.88%	85.29 – 116.81%	79.42 – 116.88%	85.29 – 116.81%
Weighted average expected volatility	116.88%	107.49%	89.12%	89.43%
Expected lives (in years)	10.00	6.25 – 10.0	5.20 – 10.00	5.20 – 10.0
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three month periods ended September 30, 2016 and 2015 was $2.27 and $4.40, respectively. The weighted average fair value of options granted during the nine month periods ended September 30, 2016 and 2015 was $2.15 and $4.10, respectively.

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

The following table summarizes the activity of Company’s stock option plan:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2015	332,400	$30.50
Granted	58,569	2.91
Exercised	—	—
Cancelled	—	—

Balance at September 30, 2016	390,969	$26.38	$—

Exercisable at September 30, 2016	298,347	$31.18	$—

Stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $128,000 and $385,000, respectively. Of this amount, the Company recognized non-employee stock-based compensation expense of $1,000 and $3,100 for the same respective periods.

Stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $649,000 and $1,243,000, respectively. Of this amount, the Company recognized non-employee stock-based compensation expense of $3,200 and a credit to non-employee stock-based compensation expense of $18,700 for the same respective periods.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the potential common shares excluded from the calculation of net loss per common share attributable to common stockholders because their inclusion would be anti-dilutive:

	September 30,
	2016	2015
Options to purchase common stock	390,969	330,876
Warrants to purchase common stock	1,300,464	2,596,966

Total	1,691,433	2,927,842

10. Subsequent Events

On October 7, 2016, the Company entered into an exclusive option agreement to acquire all outstanding capital stock of MirImmune, Inc. (“MirImmune”) in consideration for a number of shares equal to 19.99% of the then-outstanding shares of common stock of the Company, plus additional potential consideration contingent on MirImmune reaching certain milestones. RXi can exercise the option to acquire MirImmune on the terms set forth in the option agreement at any time prior to April 5, 2017, but has no obligation to do so. For accounting purposes, if the option is exercised, the transaction will be accounted for as an asset acquisition per the guidance in FASB ASC Topic 805, “Business Combinations.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refer to RXi Pharmaceuticals Corporation.

This management’s discussion and analysis of financial condition as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 30, 2016.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109, Samcyprone™ and our other product candidates (collectively “our product candidates”); the future success of our clinical trials with our product candidates; the timing for the commencement and completion of clinical trials; the future success of our strategic partnerships; and our ability to implement cost-saving measures. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with our product candidates may not be successful in evaluating the safety and tolerability of these candidates or providing evidence of increased surgical scar reduction compared to placebo; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; risks that the potential acquisition of MirImmune, Inc. may not proceed; risks related to our ability to control the timing of the purchase of MirImmune, Inc.; the availability of funds and resources to pursue our research and development projects, including our clinical trials with our product candidates; general economic conditions; and those identified in our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

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

Study 1402 commenced in July 2014. In October 2015, we reported that preliminary data from Study 1402 demonstrated that scars at revision sites were less visible at three months after a treatment regimen with intradermal administration of RXI-109 than scars at untreated revision sites in those same subjects. Based in part on this new information, two more cohorts were added to Study 1402 in November 2015. For these two cohorts, the number of doses was increased to either eight or nine doses of RXI-109 over a six-month period to better cover the extended wound healing/scarring profile of hypertrophic scars. Enrollment of subjects into these two new cohorts was completed ahead of schedule during the third quarter of 2016.

Study 1501 commenced in November 2015, and is a multi-dose, dose escalation study conducted in subjects with AMD with evidence of subretinal fibrosis. Each subject will receive four doses of RXI-109 by intraocular injection at one month intervals for a total dosing period of three months. The safety and tolerability of RXI-109, as well as the potential for clinical activity, will be evaluated over the course of the study using numerous assessments to monitor the health in the retina and to assess visual acuity. The Company is currently enrolling subjects in Study 1501.

In December 2014, the Company broadened its clinical pipeline with an exclusive, global license to Samcyprone™, our second clinical candidate. Samcyprone™ is a proprietary topical formulation of the small molecule diphenylcyclopropenone (“DPCP”), an immunomodulator that works by initiating a T-cell response. The use of Samcyprone™ allows sensitization using much lower concentrations of DPCP than are used with existing compounded DPCP solutions, avoiding hyper-sensitization to subsequent challenge doses. DPCP, the active ingredient in Samcyprone™, has long been used to treat warts and has also been used for several other indications, such as to stimulate hair re-growth in alopecia areata and to clear cutaneous metastases of melanoma. Although it has been used by physicians for several decades, it has never been reviewed or approved by a regulatory authority as a drug. If U.S. Food and Drug Administration approval is granted, Samcyprone™, RXi’s proprietary formulation of DPCP, is expected to achieve market exclusivity. Samcyprone™ is currently being evaluated in a Phase 2a clinical trial, Study 1502, for the clearance of common warts.

Study 1502 was initiated in December 2015. Study 1502 includes a sensitization phase in which a spot on the subject’s upper arm and one wart are treated with Samcyprone™. After being sensitized in this way, the subjects will enter into the treatment phase where up to four warts are treated on a once weekly basis for ten weeks with a ten-fold lower concentration of Samcyprone™ than in the sensitization phase. During the trial, the warts are scored, photographed and measured to monitor the level of clearance. The Company is currently enrolling subjects and is adding a second cohort to explore the opportunity to reduce the sensitization dose level and potentially reduce the treatment length. With this second cohort, enrollment is expected to be completed in the first quarter of 2017.

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

Within our dermatology franchise, the Company has selected tyrosinase (“TYR”) and collagenase (“MMP1”) as targets for our self-delivering RNAi platform because they are relevant for both consumer health and therapeutic development. TYR is a key enzyme involved in the synthesis of melanin. RXI-231, an sd-rxRNA compound targeting TYR, is in development as a cosmetic ingredient that may improve the appearance of uneven skin tone and pigmentation. MMP1 is a key enzyme involved in the breakdown of the extracellular matrix. RXI-185, an sd-rxRNA compound targeting MMP1, is in development as a cosmetic ingredient that may improve the appearance of wrinkles or skin laxity. The Company is currently developing topical delivery application methods, including formulations and microneedling, for use with these compounds and completed functional and safety testing to support the initiation of human testing of one of these consumer health targets.

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

Since inception, we have incurred significant losses. Substantially all of our losses to date have resulted from research and development expenses in connection with our clinical and research programs and from general administrative costs. At September 30, 2016, we had an accumulated deficit of $63.8 million. We expect to continue to incur significant losses for the foreseeable future, particularly as we advance our development programs for RXI-109 and Samcyprone™.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$—	$—	$19	$34
Operating expenses	(2,216)	(2,504)	(6,695)	(7,649)
Operating loss	(2,216)	(2,504)	(6,676)	(7,615)
Net loss	(2,212)	(2,496)	(6,655)	(7,607)
Net loss applicable to common stockholders	$(2,212)	$(2,496)	$(6,655)	$(7,816)

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Net Revenues

To date, we have primarily generated revenues through government grants. The following table summarizes our total net revenues, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$—	$—	$19	$34

There were no net revenues for the three months ended September 30, 2016 and September 30, 2015.

Net revenues were approximately $19,000 for the nine months ended September 30, 2016, as compared with $34,000 for the nine months ended September 30, 2015. The decrease of $15,000, or 44%, was due to the completion of a government grant from the National Cancer Institute, a division of the National Institutes of Health, in 2015. Net revenues for the nine months ended September 30, 2016 were due to the Company’s exclusive license agreements with MirImmune, Inc. and Thera Neuropharma, Inc.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$1,464	$1,734	$4,108	$5,202
General and administrative	752	770	2,587	2,447

Total operating expenses	$2,216	$2,504	$6,695	$7,649

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

Research and development expenses were $1,464,000 for the three months ended September 30, 2016, compared with $1,734,000 for the three months ended September 30, 2015. The decrease of $270,000, or 16%, was primarily due to a decrease of $148,000 in research and development expenses, primarily due to manufacturing expenses for the RXI-109 drug product completed in the second half of 2015, offset by manufacturing and clinical trial-related costs for Samcyprone™, and a decrease of $122,000 in stock-based compensation expense due to the full vesting of stock options granted in 2012.

Research and development expenses were $4,108,000 for the nine months ended September 30, 2016, compared with $5,202,000 for the nine months ended September 30, 2015. The decrease of $1,094,000, or 21%, was primarily due to a decrease of $754,000 in research and development expenses related to the cash and equity fees payable to Hapten Pharmaceuticals, LLC upon the close of the Samcyprone™ license agreement, toxicology studies performed in connection with the Company’s investigational drug application for retinal scarring, both of which occurred in the first quarter of 2015, and manufacturing expenses for the RXI-109 drug product completed in the second half of 2015, offset by manufacturing and clinical trial-related costs for Samcyprone™. An additional decrease of $340,000 in stock-based compensation expense was due to the full vesting of stock options granted in 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were $752,000 for the three months ended September 30, 2016, compared with $770,000 for the three months ended September 30, 2015. The decrease of $18,000, or 2%, was due to a decrease of $135,000 in stock-based compensation expense due to the full vesting of stock options granted in 2012, offset by an increase of $117,000 in general and administrative expenses primarily related to the use of outside professional services due to the Company’s increase in business development activities in line with its key corporate initiatives.

General and administrative expenses were $2,587,000 for the nine months ended September 30, 2016, compared with $2,447,000 for the nine months ended September 30, 2015. The increase of $140,000, or 6%, was primarily due to an increase of $394,000 in general and administrative expenses driven by the Company’s use of outside professional services due to the Company’s focus on business development activities in line with its key corporate initiatives and an increase in professional service fees primarily related to the Company’s special meeting and reverse stock split in April 2016, offset by a decrease of $254,000 in stock-based compensation expense due to the full vesting of stock options granted in 2012.

Series A and Series A-1 Convertible Preferred Stock Dividends

The following table summarizes our total Series A and Series A-1 convertible preferred stock (“Series A and Series A-1 Preferred Stock”) dividends for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Series A and Series A-1 Preferred Stock dividends	$—	$—	$—	$209

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

Liquidity and Capital Resources

On June 2, 2015, we sold 2.6 million units in a public offering at a price of $4.00 per unit (the “Offering”). Each unit consists of one share of common stock, a 13-month overallotment purchase right to purchase one-half of one share of common stock at a price of $4.55 per full share of common stock (the “Overallotment Purchase Rights”) and a five-year warrant to purchase one-half of one share of common stock at a price of $5.20 per full share of common stock (the “Warrants”). As a result of the Offering, the Company received net proceeds of approximately $9.2 million after placement agent fees and Offering expenses, and assuming the Overallotment Purchase Rights and Warrants are not exercised.

Overallotment Purchase rights totaling 1,300,002 were issued in connection with the Offering. During the year ended December 31, 2015, 43,500 Overallotment Purchase Rights were exercised for gross proceeds of $198,000. The Company’s remaining outstanding Overallotment Purchase Rights of 1,256,502 expired on July 2, 2016 and were not exercised. As of September 30, 2016, 1,300,002 Warrants were issued and outstanding.

On December 18, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10.8 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. To date, the Company has sold a total of 70,000 shares of common stock to LPC for net proceeds of approximately $216,000.

We had cash, cash equivalents and short-term investments of $4.4 million as of September 30, 2016, compared with $10.6 million as of December 31, 2015. Based on the Company’s operational spending rate to advance our clinical products through clinical trials, the Company’s current cash resources may not provide sufficient capital to fund operations for at least the next twelve months. The Company hopes to obtain additional funding through one or more of several options including strategic opportunities, such as a merger, acquisition or other business development transaction, and/or through sales of the Company’s securities, which could be dilutive to our shareholders. There can be no assurance that the Company will be successful in accomplishing these plans in order to continue as a going concern.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(6,388)	$(5,735)
Net cash provided by (used in) investing activities	3,498	(8,039)
Net cash provided by financing activities	152	9,313

Net decrease in cash and cash equivalents	$(2,738)	$(4,461)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $6,388,000 for the nine months ended September 30, 2016 compared with $5,735,000 for the nine months ended September 30, 2015. The increase in cash used in operating activities was due to changes in working capital items of $755,000, primarily due to payments related to the manufacturing of RXI-109 and Samcyprone™ drug product during the first quarter of 2016, and changes in non-cash expenses of $850,000 partially offset by a decrease in net loss of $952,000.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $3,498,000 for the nine months ended September 30, 2016 compared with net cash used in investing activities of $8,039,000 for the nine months ended September 30, 2015. The increase in net cash provided by investing activities was primarily related to net purchases and maturities of short-term investments as compared with the same period in the prior year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $152,000 for the nine months ended September 30, 2016 compared with $9,313,000 for the nine months ended September 30, 2015. Net cash provided by financing activities in 2016 was due to net proceeds from the issuance of common stock to LPC under the Purchase Agreement. Net cash provided by financing activities in 2015 was primarily due to net proceeds received from the Offering and the issuance of common stock to LPC under the Purchase Agreement.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may decide not to exercise our option to acquire MirImmune Inc., and if we do acquire MirImmune Inc., the acquisition may be unsuccessful and could dilute stockholders’ ownership interest in the Company.

On October 7, 2016, we entered into an exclusive option agreement pursuant to which the Company has the exclusive option, but not the obligation, to purchase 100% of the outstanding capital stock of MirImmune Inc. (“MirImmune”) at any time prior to April 5, 2017, for 19.99% of the then-outstanding shares of common stock of the Company plus additional potential consideration contingent on MirImmune achieving certain milestones. As part of our business strategy, we may decide to exercise this option to acquire MirImmune. If we exercise this option, we may not be able to integrate the acquisition successfully into our existing business or may not realize the anticipated benefits from the acquisition. To finance the acquisition, we would issue shares of our common stock as consideration, which would dilute then-current stockholders’ ownership interests in the Company. The ownership interests of then-current stockholders in the Company could be further diluted, should MirImmune achieve certain milestones and receive additional shares of our common stock. Alternatively, we may decide not to exercise this option to acquire MirImmune.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of September 30, 2016 and December 31, 2015; (2) Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015; (3) Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (4) Notes to Condensed Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: November 10, 2016