Form 10-Q
period 2017-03-31
RXi Pharmaceuticals Corp
filed 2017-05-11
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, RXi Pharmaceuticals Corporation had 22,127,994 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,205	$12,906
Restricted cash	50	50
Prepaid expenses	125	150

Total current assets	10,380	13,106
Property and equipment, net	105	114
Notes receivable	—	150
Other assets	27	27

Total assets	$10,512	$13,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$672	$917
Accrued expenses	1,593	1,625

Total current liabilities	2,265	2,542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series B convertible preferred stock, par value; 8,100 shares authorized; 5,737 shares issued and outstanding at December 31, 2016	—	3,525
Series C convertible preferred stock, par value; 1,800,000 shares authorized; 1,082,114 shares issued and outstanding at March 31, 2017	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,045,481 and 13,003,179 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	1
Additional paid-in capital	79,804	73,428
Accumulated deficit	(71,559)	(66,099)

Total stockholders’ equity	8,247	10,855

Total liabilities and stockholders’ equity	$10,512	$13,397

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues	$—	$10
Operating expenses:
Research and development(1)	1,347	1,305
Acquired in-process research and development	2,990	—
General and administrative(1)	1,123	950

Total operating expenses	5,460	2,255

Operating loss	(5,460)	(2,245)

Other income:
Interest income, net	—	7
Other income, net	—	7

Total other income	—	14

Net loss	$(5,460)	$(2,231)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.34)

Weighted average common shares: basic and diluted	20,571,143	6,534,846

(1)Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$33	$72
General and administrative	81	222

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,460)	$(2,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	14
Non-cash stock-based compensation	114	294
Acquired in-process research and development	2,990	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	25	46
Accounts payable	(447)	(882)
Accrued expenses	(32)	(166)

Net cash used in operating activities	(2,799)	(2,925)
Cash flows from investing activities:
Maturities of short-term investments	—	2,000
Cash acquired in MirImmune Inc. acquisition	100	—
Cash paid for purchase of property and equipment	(2)	—

Net cash provided by investing activities	98	2,000
Net decrease in cash, cash equivalents and restricted cash	(2,701)	(925)
Cash, cash equivalents and restricted cash at the beginning of period	12,956	5,167

Cash, cash equivalents and restricted cash at the end of period	$10,255	$4,242

Supplemental disclosure of non-cash investing and financing activities:
Conversions of Series B convertible preferred stock into common stock	$3,525	$—

MirImmune Inc. Acquisition:
Cancellation of notes receivable with the acquisition of MirImmune Inc.	$150	$—

Accounts payable assumed with the acquisition of MirImmune Inc.	$5	$—

Fair value of securities issued in connection with the acquisition of MirImmune Inc.	$2,737	$—

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a clinical-stage company developing innovative therapeutics based on our proprietary self-delivering RNAi (sd-rxRNA®) platform and Samcyprone™ which address significant unmet medical needs. We have a pipeline of discovery, preclinical and clinical product candidates in the areas of dermatology, ophthalmology and cell-based cancer immunotherapy. The Company’s clinical development programs include RXI-109, an sd-rxRNA for the treatment of dermal and ocular scarring, and Samcyprone™, a topical immunomodulator, for the treatment of warts. The Company’s pipeline, coupled with our extensive patent portfolio, provides for product development and business development opportunities across a broad spectrum of therapeutic areas.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures included in the Company’s annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in certificates of deposit.

Restricted cash consists of certificates of deposit held by financial institutions as collateral for the Company’s corporate credit cards.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31,	December 31,	March 31,

	2017	2016	2016
Cash and cash equivalents	10,205	12,906	4,192
Restricted cash	50	50	50

Cash, cash equivalents and restricted cash shown in the statement of cash flows	10,255	12,956	4,242

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

Net Loss per Share

The Company accounts for and discloses net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares.

3. Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are presented and classified in the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 and the implementation of this standard had no impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company adopted ASU 2016-18, and the guidance has been retrospectively applied to all periods presented. The total of cash, cash equivalents and restricted cash is described in Note 2. The adoption of the guidance did not have an impact on the Company’s balance sheet or statement of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business,” which provides a screen to determine when an integrated set of assets and activities are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-01 effective January 1, 2017. The implementation of this standard did not have an impact on the Company’s financial statements as the acquisition of MirImmune Inc., (“MirImmune”), the Company’s transaction that this ASU would have affected, did not meet the definition of a business under both the prior and the new guidance.

4. MirImmune Inc. Acquisition

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) and completed its acquisition of MirImmune. Subject to the terms of the Stock Purchase Agreement, the Company’s wholly owned subsidiary formed for this purpose was merged with and into MirImmune, with MirImmune surviving as a wholly-owned subsidiary of the Company. Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 2,750,371 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”). The common stock and Series C Preferred Stock were subject to a holdback of 3%, included in the shares listed above, of the aggregate closing consideration for any purchase price adjustments. Upon approval by the Company’s stockholders in accordance with the stockholder approval requirements of NASDAQ Marketplace Rule 5635, each Series C Preferred Stock share will automatically be converted into one share of the Company’s common stock. The Company shall not convert any of the Series C Preferred Stock into common stock to the extent that such conversion has not been approved by the Company’s stockholders in accordance with the above.

Upon the closing of the acquisition, the notes receivable outstanding on the Company’s balance sheet as of December 31, 2016 were canceled.

Under the terms of the Stock Purchase Agreement, if certain development or commercial milestones are achieved within two years, the Company will be required to either (i) issue a number of shares of common stock (the “Milestone Shares”) equal to the sum of 2,519,091 shares of common stock, plus an additional number of shares of common stock equal to 13% of the common stock issued upon exercise of any warrants issued under the Company’s underwritten public offering in December 2016, but only to the extent that such warrants have been exercised prior to the milestone being achieved or (ii) pay the equivalent value of the Milestone Shares in cash. The Company may not issue any shares in satisfaction of the achievement of milestones unless it has first obtained approval of its stockholders in accordance with Rule 5635 of the NASDAQ Marketplace Rules.

The Company assessed the MirImmune acquisition under FASB ASC Topic 805, “Business Combinations” (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business and that the transaction would be accounted for as an asset acquisition. The assets and development programs acquired from MirImmune are at an early stage of development and will require a significant investment of time and capital if we are to be successful in developing them. There is no assurance that we will be successful in developing such assets, and a failure to successfully develop such assets could diminish our prospects. Under ASC 805, the assets acquired are considered to have no alternative future uses as determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on January 6, 2017. Accordingly, the fair value of the consideration given of $2,990,000, which also included transaction costs, liabilities assumed and cancellation of notes receivable, was fully expensed as in-process research and development expense.

The shares of common stock and Series C Preferred Stock subject to the holdback, as discussed above, were released and issued on April 12, 2017. The fair value of the securities held-back will be recorded as in-process research and development expense on the date of the release and issuance.

The Company assessed the Milestone Shares under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company determined that liability accounting would be required for the Milestone Shares under ASC 480. The Company will record a liability related to the Milestone Shares if and when the milestones are achieved and the consideration becomes payable. At that time, the Company will record the cost of the Milestone Shares as in-process research and development expense.

5. Fair Value Measurements

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

The Company categorized its restricted cash as Level 2 hierarchy. The assets classified as Level 2 have initially been valued at the applicable transaction price and subsequently valued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events.

The warrant issued to the Company by Thera Neuropharma, Inc. (“Thera”) is categorized as Level 3 hierarchy. The estimated fair value inputs utilizing the asset-based approach for the warrant issued to the Company by Thera include the stage of enterprise development, terms of existing contractual arrangements of the entity’s equity securities, the achievement of milestones and other unobservable inputs.

Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At March 31, 2017	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Warrant in Thera	5	—	—	5

Total	$55	$—	$50	$5

Description	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash	$50	$—	$50	$—
Warrant in Thera	5	—	—	5

Total	$55	$—	$50	$5

A reconciliation of the beginning and ending Level 3 assets for the three months ended March 31, 2017 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, beginning of period	$5
Change in the warrant in Thera	—

Balance, end of period	$5

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

6. Stockholders’ Equity

Series B Convertible Preferred Stock — During the three months ended March 31, 2017, 5,737 shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 6,374,444 shares of common stock of the Company.

At March 31, 2017, there was no Series B Preferred Stock issued or outstanding.

Series C Convertible Preferred Stock — In connection with the Stock Purchase Agreement, on January 5, 2017, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Convertible Preferred Stock Certificate of Designation provides for the issuance of up to 1,800,000 shares of Series C Preferred Stock. The Series C Preferred Stock have no voting rights, with certain exceptions as described in the Series C Convertible Preferred Stock Certificate of Designations, and shall receive dividends on an as-converted basis at the same time and in the same form as any dividends paid out on shares of the Company’s common stock. Other than as set forth in the previous sentence, no other dividends shall be paid on the Series C Preferred Stock. The Company has never paid dividends on its common stock and presently has no intention of paying dividends.

Upon its issuance, the Series C Preferred Stock was assessed under ASC 480. The Company determined that the Series C Preferred Stock was not within the scope of ASC 480 and therefore, the Series C Preferred Stock was not considered a liability. The Series C Preferred Stock was recorded in permanent equity on the Company’s balance sheet.

The Series C Preferred Stock was then assessed under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company believes that the Series C Preferred Stock is an equity host for the purposes of assessing the embedded conversion option for potential bifurcation. The Company concluded that the conversion option feature is clearly and closely related to the preferred stock host. As such, the conversion feature did not require bifurcation under ASC 815.

Refer to Note 4 for further details on the shares issued in connection with the MirImmune acquisition.

Warrants — The following table summarizes the Company’s outstanding warrants at March 31, 2017:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$39.00	462	April 27, 2017
$5.20	1,300,002	June 2, 2020
$0.90	12,777,777	December 21, 2021

Total warrants outstanding	14,078,241

There were no warrants exercised during the three months ended March 31, 2017 or 2016.

7. Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three months ended March 31, 2017 and 2016, the following assumptions were used:

	For the Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.96 – 2.49%	1.18 – 2.02%
Expected volatility	83.32 – 123.01%	79.42 – 116.70%
Weighted average expected volatility	84.23%	88.64%
Expected lives (in years)	5.20 – 10.00	5.20 – 10.0
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three months ended March 31, 2017 and 2016 was $0.51 and $2.20, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the three months ended March 31, 2017:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	374,446	$27.29
Granted	226,384	0.71
Exercised	—	—
Cancelled	(20,045)	25.75

Balance at March 31, 2017	580,785	$16.98	$23,100

Exercisable at March 31, 2017	308,055	$29.59	$—

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $114,000 and $294,000, respectively.

8. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2017	2016
Options to purchase common stock	580,785	389,942
Common stock underlying Series C Preferred Stock	1,082,114	—
Warrants to purchase common stock	14,078,241	2,556,966

Total	15,741,140	2,946,908

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refers to RXi Pharmaceuticals Corporation and our subsidiary, MirImmune LLC and the ongoing business operations of RXi Pharmaceuticals Corporation and MirImmune LLC, whether conducted through RXi Pharmaceuticals Corporation or MirImmune LLC.

This management’s discussion and analysis of financial condition as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 30, 2017.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109, Samcyprone™ and our other product candidates (collectively “our product candidates”); the future success of our clinical trials with our product candidates; the timing for the commencement and completion of clinical trials; the future success of our strategic partnerships; and our ability to implement cost-saving measures. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with our product candidates may not be successful in evaluating the safety and tolerability of these candidates or providing evidence of increased surgical scar reduction compared to placebo; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with our product candidates; general economic conditions; and those identified in our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

Overview

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a clinical-stage company developing innovative therapeutics based on our proprietary self-delivering RNAi (sd-rxRNA®) platform and Samcyprone™ which address significant unmet medical needs. We have a pipeline of discovery, preclinical and clinical product candidates in the areas of dermatology, ophthalmology and cell-based cancer immunotherapy. The Company’s clinical development programs include RXI-109, an sd-rxRNA for the treatment of dermal and ocular scarring, and Samcyprone™, a topical immunomodulator, for the treatment of warts. The Company’s pipeline, coupled with our extensive patent portfolio, provides for product development and business development opportunities across a broad spectrum of therapeutic areas.

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

Study 1402, the Company’s Phase 2 clinical trial in hypertrophic scars, commenced in July 2014. In October 2015, we reported that preliminary data from Study 1402 demonstrated that scars at revision sites were judged to be better at three months after a treatment regimen with five mg/cm intradermal administration of RXI-109 than scars at untreated revision sites in those same subjects. Based in part on this new information, two more cohorts (Cohorts 3 and 4) were added to Study 1402 in November 2015. For these two cohorts, the number of doses was increased to either eight or nine doses of RXI-109 over a six-month period to better cover the extended wound healing/scarring profile of hypertrophic scars. Enrollment of subjects into these two new cohorts completed ahead of schedule during the third quarter of 2016.

In December 2016, the Company announced that preliminary data from the first two cohorts from Study 1402 at nine months confirmed the positive differentiation by a blinded panel of observers from untreated surgery incisions in hypertrophic scars from the previously presented data for a subset of subjects treated with five mg/cm of RXI-109 at three months. In addition, these data extend this observation to all time points, including the post-treatment follow-up period through nine months post-surgery. RXI-109 was safe and well tolerated. Additionally, as expected, the limited three-month data available from Cohort 3 appeared to align with that of the first two cohorts as these subjects all had the same dosing schedule through the third month. A complete read-out of the whole study, including all four cohorts with follow-up until nine months post-surgery, is expected in the second half of 2017.

Study 1501, the Company’s Phase 1/2 clinical trial in retinal scars, commenced in November 2015, and is a multi-dose, dose escalation study conducted in subjects with AMD with evidence of subretinal fibrosis. Each subject receives four doses of RXI-109 by intraocular injection at one month intervals for a total dosing period of three months. The safety and tolerability of RXI-109, as well as the potential for clinical activity, is evaluated over the course of the study using numerous assessments to monitor the health of the retina and to assess visual acuity. The first two cohorts in Study 1501 have been completely enrolled and dosing in the third cohort at the highest planned dose level is ongoing. To date there have been no safety issues that preclude continuation of dosing. Complete enrollment is anticipated in the first half of 2017, ahead of our original plan, with complete subject participation anticipated in the second half of 2017.

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

Study 1502 was initiated in December 2015. Study 1502 includes a sensitization phase in which a spot on the subject’s upper arm and one or more warts are treated with Samcyprone™. After being sensitized in this way, the subjects enter into the treatment phase where up to four warts are treated on a once weekly basis for ten weeks with a ten-fold lower concentration of Samcyprone™ than in the sensitization phase. During the trial, the warts are scored, photographed and measured to monitor the level of clearance. The Company has added a second cohort and is currently enrolling subjects to explore the opportunity to reduce the sensitization dose level, which will be more convenient to physicians and subjects. With this second cohort, enrollment is expected to be completed in the second half of 2017.

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

In addition to our clinical programs, we continue to advance our preclinical and discovery programs with our sd-rxRNA technology. In October 2015, we announced the selection of lead compounds targeting tyrosinase (“TYR”) and collagenase (“MMP1”) as targets for our self-delivering platform because they are relevant for both consumer health and therapeutic development. Cosmetics are compounds that affect the appearance of the skin and make no preventative or therapeutic claims. These compounds may be developed more rapidly than therapeutics, therefore the path to market may be much shorter and less expensive. RXI-231, an sd-rxRNA compound targeting TYR, is in development as a cosmetic ingredient that may improve the appearance of uneven skin tone and pigmentation. RXI-185, an sd-rxRNA compound targeting MMP1, is in development as a cosmetic ingredient that may improve the appearance of wrinkles or skin laxity. Efficacy and toxicity testing in cell culture and skin equivalents for RXI-231 was successfully completed in December 2016. The Company is currently coordinating with a U.S. clinical testing site to initiate human testing of RXI-231 in the second quarter of 2017. RXI-231 has been manufactured in sufficient quantities to support this activity. In addition to evaluating safety, the effect of RXI-231 on the appearance of skin pigmentation will be assessed in a follow-on study.

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, RXi Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“RXi Merger Sub”), MirImmune Inc. (“MirImmune”), the stockholders of MirImmune set forth on the signature pages thereto (each a “Seller” and collectively, the “Sellers”), and Alexey Wolfson, Ph.D., in his capacity as the Sellers’ Representative. Pursuant to the Stock Purchase Agreement, the Company acquired from the Sellers all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 2,750,371 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”). The common stock and Series C Preferred Stock were subject to a holdback of 3%, which was released on April 12, 2017 and included in the shares listed above, of the aggregate closing consideration for any purchase price adjustments.

In connection with and promptly following the closing of the Stock Purchase Agreement, MirImmune was merged with and into RXi Merger Sub (the “Merger”), with RXi Merger Sub continuing as the surviving entity and changing its name to “MirImmune, LLC”. As a result of the Merger, MirImmune, LLC remains and will operate as a wholly-owned subsidiary of the Company.

The Company plans to build on the work completed by MirImmune prior to its acquisition by the Company to advance the potential of our sd-rxRNA platform for use in cell-based cancer immunotherapy. In 2017, the Company plans to release data on multiple checkpoint inhibiting sd-rxRNA compounds co-transfected in CAR T-cells in mouse models for solid tumors and share preclinical results on our use of sd-rxRNA with tumor infiltrating lymphocytes (TILs) in melanoma. Since the acquisition, the Company has initiated an internal program to evaluate the reduction of cytokines involved in cytokine release syndrome, and work on this and our other planned immunotherapy programs is currently underway.

Since inception, we have incurred significant losses. Substantially all of our losses to date have resulted from research and development expenses in connection with our clinical and research programs and from general and administrative costs. At March 31, 2017, we had an accumulated deficit of $71.6 million. We expect to continue to incur significant losses for the foreseeable future, particularly as we advance our development programs for RXI-109 and Samcyprone™ and expand our program in cell-based cancer immunotherapy.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on March 30, 2017.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2017	2016
Net revenues	$—	$10
Operating expenses	(5,460)	(2,255)
Operating loss	(5,460)	(2,245)
Net loss	(5,460)	(2,231)

Comparison of the Three Months Ended March 31, 2017 and 2016

Net Revenues

To date, we have primarily generated revenues through government grants. The following table summarizes our total net revenues, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2017	2016
Net revenues	$—	$10

There were no net revenues for the three months ended March 31, 2017. Net revenues were approximately $10,000 for the three months ended March 31, 2016 and were due to the Company’s exclusive license agreement with MirImmune prior to its acquisition by the Company in January 2017.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2017	2016
Research and development	$1,347	$1,305
Acquired in-process research and development	2,990	—
General and administrative	1,123	950

Total operating expenses	$5,460	$2,255

Research and Development Expenses

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

Research and development expenses were $1,347,000 for the three months ended March 31, 2017, compared with $1,305,000 for the three months ended March 31, 2016. The increase of $42,000, or 3%, was due to an increase of $81,000 in research and development expenses primarily related to the commencement of work under the Company’s new cell-based cancer immunotherapy programs with the acquisition of MirImmune, offset by a decrease of $39,000 in stock-based compensation expense.

Acquired In-process Research and Development Expense

Acquired in-process research and development expense was $2,990,000 for the three months ended March 31, 2017. The Company did not have acquired in-process research and development expense for the three months ended March 31, 2016. This expense relates to the Company’s acquisition of MirImmune, a privately-held biotechnology company that was engaged in the development of cancer immunotherapies, in January 2017. The Company acquired all of the issued and outstanding capital stock of MirImmune in exchange for shares of the Company’s common stock and Series C Convertible Preferred Stock. The fair value of the consideration given during the quarter due to the acquisition totaled $2,990,000 and was fully expensed as in-process research and development expense.

General and Administrative Expenses

General and administrative expense consists primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants, professional services and general corporate expenses.

General and administrative expenses were $1,123,000 for the three months ended March 31, 2017, compared with $950,000 for the three months ended March 31, 2016. The increase of $173,000, or 18%, was due to an increase of $314,000 in general and administrative expenses due to an increase in employee headcount in connection with the acquisition of MirImmune and an increase in legal fees during the quarter, offset by a decrease of $141,000 in stock-based compensation expense.

Liquidity and Capital Resources

On December 18, 2014, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10.8 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Under the LPC Purchase Agreement, the Company sold a total of 70,000 shares of common stock to LPC for net proceeds of approximately $216,000. The LPC Purchase Agreement expired on April 17, 2017.

On December 21, 2016, the Company closed an underwritten public offering (the “Offering”) of (i) 3,797,777 Class A Units, at a public offering price of $0.90 per unit, consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.90 per share (the “Warrants”) and (ii) 8,082 Class B Units, at a public offering price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which was convertible into 1,111.11 shares of common stock, and 1,111.11 Warrants. The Class A Units include an additional 1,666,666 Class A Units pursuant to the exercise by the underwriters of their over-allotment option. The total net proceeds of the Offering, including the exercise of the over-allotment option, were $10,051,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

We had cash of $10.2 million as of March 31, 2017, compared with cash of $12.9 million as of December 31, 2016. We believe that our existing cash should be sufficient to fund our operations for at least the next twelve months. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative research and business development agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(2,799)	$(2,925)
Net cash provided by investing activities	98	2,000
Net cash used in financing activities	—	—

Net decrease in cash, cash equivalents and restricted cash	$(2,701)	$(925)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $2,799,000 for the three months ended March 31, 2017 compared with $2,925,000 for the three months ended March 31, 2016. The decrease in cash used in operating activities was primarily due to an increase in net loss of $3,229,000 offset by changes in non-cash expenses of $2,807,000 primarily driven by acquired in-process research and development expense related to the fair value of consideration given during the quarter for the acquisition of MirImmune in January 2017.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $98,000 for the three months ended March 31, 2017 compared with $2,000,000 for the three months ended March 31, 2016. The decrease in the net cash flow from investing activities was primarily related to maturities of short-term investments.

Net Cash Flow from Financing Activities

There were no cash flows related to financing activities for the three months ended March 31, 2017 or 2016.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 8 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 30, 2017, for further discussion of these indemnification agreements.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (2) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016; (3) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: May 11, 2017