Form 10-Q
period 2017-06-30
RXi Pharmaceuticals Corp
filed 2017-08-10
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2017, RXi Pharmaceuticals Corporation had 23,247,338 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,702	$12,906
Restricted cash	50	50
Prepaid expenses	337	150

Total current assets	8,089	13,106
Property and equipment, net	275	114
Notes receivable	—	150
Other assets	27	27

Total assets	$8,391	$13,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$917
Accrued expenses	1,713	1,625

Total current liabilities	2,454	2,542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series B convertible preferred stock, par value; 8,100 shares authorized; 5,737 shares issued and outstanding at December 31, 2016	—	3,525
Series C convertible preferred stock, par value; 1,800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,246,218 and 13,003,179 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2	1
Additional paid-in capital	80,008	73,428
Accumulated deficit	(74,073)	(66,099)

Total stockholders’ equity	5,937	10,855

Total liabilities and stockholders’ equity	$8,391	$13,397

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$—	$9	$—	$19
Operating expenses:
Research and development	1,329	1,339	2,676	2,644
Acquired in-process research and development	85	—	3,075	—
General and administrative	1,100	885	2,223	1,835

Total operating expenses	2,514	2,224	7,974	4,479

Operating loss	(2,514)	(2,215)	(7,974)	(4,460)

Other income (expense):
Interest income, net	—	4	—	11
Other income (expense), net	—	(1)	—	6

Total other income	—	3	—	17

Net loss	$(2,514)	$(2,212)	$(7,974)	$(4,443)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.34)	$(0.37)	$(0.68)

Weighted average common shares: basic and diluted	22,388,360	6,534,846	21,484,772	6,534,846

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,974)	$(4,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	28
Non-cash stock-based compensation	233	521
Acquired in-process research and development	3,075	—
Value of non-marketable equity securities recognized as revenue	—	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(187)	(166)
Accounts payable	(378)	(866)
Accrued expenses	88	150

Net cash used in operating activities	(5,116)	(4,785)
Cash flows from investing activities:
Purchase of short-term investments	—	(2,000)
Maturities of short-term investments	—	5,500
Cash acquired in MirImmune Inc. acquisition	100	—
Cash paid for purchase of property and equipment	(188)	—

Net cash (used in) provided by investing activities	(88)	3,500
Net decrease in cash, cash equivalents and restricted cash	(5,204)	(1,285)
Cash, cash equivalents and restricted cash at the beginning of period	12,956	5,167

Cash, cash equivalents and restricted cash at the end of period	$7,752	$3,882

Supplemental disclosure of non-cash investing and financing activities:
Conversions of Series B convertible preferred stock into common stock	$3,525	$—

MirImmune Inc. Acquisition:
Cancellation of notes receivable with the acquisition of MirImmune Inc.	$150	$—

Accounts payable assumed with the acquisition of MirImmune Inc.	$5	$—

Fair value of securities issued in connection with the acquisition of MirImmune Inc.	$2,824	$—

Conversion of Series C convertible preferred stock into common stock	$816	$—

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	June 30,	December 31,	June 30,
	2017	2016	2016
Cash and cash equivalents	7,702	12,906	3,832
Restricted cash	50	50	50

Cash, cash equivalents and restricted cash shown in the statement of cash flows	7,752	12,956	3,882

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

3. Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are presented and classified in the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 in the first quarter of 2017 and the implementation of this standard had no impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company adopted ASU 2016-18 in the first quarter of 2017, and the guidance has been retrospectively applied to all periods presented. The total of cash, cash equivalents and restricted cash is described in Note 2. The adoption of the guidance did not have an impact on the Company’s balance sheet or statement of operations.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company adopted ASU 2017-09 in the quarter ended June 30, 2017 and the implementation of this standard had no impact on the Company’s financial statements.

4. MirImmune Inc. Acquisition

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) and completed its acquisition of MirImmune. Subject to the terms of the Stock Purchase Agreement, the Company’s wholly owned subsidiary formed for this purpose was merged with and into MirImmune, with MirImmune surviving as a wholly-owned subsidiary of the Company. Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 2,750,371 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). The shares of common stock and Series C Convertible Preferred Stock were subject to a holdback of 3% of the aggregate closing consideration for any purchase price adjustments. The shares subject to the holdback were released and issued on April 12, 2017.

Upon the closing of the acquisition, the notes receivable outstanding on the Company’s balance sheet as of December 31, 2016 were cancelled.

The Company assessed the acquisition of MirImmune under FASB ASC Topic 805, “Business Combinations” (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business and that the transaction would be accounted for as an asset acquisition. The assets and development programs acquired from MirImmune are at an early stage of development and will require a significant investment of time and capital if we are to be successful in developing them. There is no assurance that we will be successful in developing such assets, and a failure to successfully develop such assets could diminish our prospects. Under ASC 805, the assets acquired are considered to have no alternative future uses as determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on January 6, 2017, the date of the acquisition, and fully expensed as in-process research and development.

During the three months ended June 30, 2017, $85,000 of the fair value of consideration related to the holdback shares was recorded as in-process research and development expense. During the six months ended June 30, 2017, the aggregate fair value of the consideration given of $3,075,000 was fully expensed as in-process research and development expense. The aggregate fair value of the consideration also included transaction costs, liabilities assumed and cancellation of notes receivable.

The Company was restricted from converting any of the Series C Convertible Preferred Stock into common stock to the extent that such conversion was not approved by the Company’s stockholders in accordance with the stockholder approval requirements of NASDAQ Marketplace Rule 5635. On June 9, 2017, with the approval of the Company’s stockholders in accordance with the NASDAQ stockholder approval requirements, each share of the Series C Convertible Preferred Stock outstanding was automatically converted into one share of common stock, such that there were no shares of Series C Convertible Preferred Stock issued or outstanding at June 30, 2017.

Under the terms of the Stock Purchase Agreement, if certain development or commercial milestones are achieved within two years, the Company will be required to either (i) issue a number of shares of common stock (the “Milestone Shares”) equal to the sum of 2,519,091 shares of common stock, plus an additional number of shares of common stock equal to 13% of the common stock issued upon exercise of any warrants issued under the Company’s underwritten public offering in December 2016, but only to the extent that such warrants have been exercised prior to the milestone being achieved or (ii) pay the equivalent value of the Milestone Shares in cash. The Company received shareholder approval in accordance with Rule 5635 of the NASDAQ Marketplace Rules at its 2017 Annual Meeting of Stockholders to issue any shares in satisfaction of the achievement of the milestones.

The Company assessed the Milestone Shares under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company determined that liability accounting would be required for the Milestone Shares under ASC 480. The Company will record a liability related to the Milestone Shares if and when the milestones are achieved and the consideration becomes payable. At that time, the Company will record the cost of the Milestone Shares as in-process research and development expense.

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

Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At June 30, 2017	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Warrant in Thera	$5	$—	$—	$5

Total	$5	$—	$—	$5

Description	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Warrant in Thera	$5	$—	$—	$5

Total	$5	$—	$—	$5

A reconciliation of the beginning and ending Level 3 assets for the six months ended June 30, 2017 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, beginning of period	$5
Change in the warrant in Thera	—

Balance, end of period	$5

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash and accounts payable approximate their fair values due to their short-term nature.

6. Stockholders’ Equity

Series B Convertible Preferred Stock — The Company’s remaining shares of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”) outstanding at December 31, 2016 were fully converted into 6,374,444 shares of common stock of the Company during the first quarter of 2017, such that there are no shares of Series B Convertible Preferred Stock issued or outstanding at June 30, 2017.

Series C Convertible Preferred Stock — In connection with the Stock Purchase Agreement, on January 5, 2017, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Convertible Preferred Stock Certificate of Designation provides for the issuance of up to 1,800,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock have no voting rights, with certain exceptions as described in the Series C Convertible Preferred Stock Certificate of Designations, and shall receive dividends on an as-converted basis at the same time and in the same form as any dividends paid out on shares of the Company’s common stock. Other than as set forth in the previous sentence, no other dividends shall be paid on the Series C Convertible Preferred Stock. The Company has never paid dividends on its common stock and presently has no intention of paying dividends.

Upon its issuance, the Series C Convertible Preferred Stock was assessed under ASC 480. The Company determined that the Series C Convertible Preferred Stock was not within the scope of ASC 480 and therefore, the Series C Convertible Preferred Stock was not considered a liability. The Series C Convertible Preferred Stock was recorded in permanent equity on the Company’s balance sheet.

The Series C Convertible Preferred Stock was then assessed under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company believes that the Series C Convertible Preferred Stock is an equity host for the purposes of assessing the embedded conversion option for potential bifurcation. The Company concluded that the conversion option feature is clearly and closely related to the preferred stock host. As such, the conversion feature did not require bifurcation under ASC 815.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 2,750,371 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock. The Company was restricted from converting any of the Series C Convertible Preferred Stock into common stock to the extent that such conversion was not approved by the Company’s stockholders in accordance with the stockholder approval requirements of NASDAQ Marketplace Rule 5635. On June 9, 2017, with the approval of the Company’s stockholders in accordance with the NASDAQ stockholder approval requirements, each share of the Series C Convertible Preferred Stock outstanding was automatically converted into one share of common stock, such that there were no shares of Series C Convertible Preferred Stock issued or outstanding at June 30, 2017. Please refer to Note 4 for further details on the shares issued in connection with the acquisition of MirImmune.

Warrants — The following table summarizes the Company’s outstanding warrants at June 30, 2017:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$5.20	1,300,002	June 2, 2020
$0.90	12,777,777	December 21, 2021

Total warrants outstanding	14,077,779

During the three months ended June 30, 2017, 462 of the Company’s outstanding warrants with an exercise price of $39.00 expired.

No warrants were exercised during the three or six months ended June 30, 2017 or 2016.

7. Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and six months ended June 30, 2017 and 2016, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.73 – 2.25%	N/A	1.73 – 2.49%	1.18 – 2.02%
Expected volatility	82.99 – 115.18%	N/A	82.99 – 123.01%	79.42 – 116.70%
Weighted average expected volatility	85.51%	N/A	84.63%	88.64%
Expected lives (in years)	5.20 – 10.00	N/A	5.20 – 10.00	5.20 – 10.0
Expected dividend yield	0.00%	N/A	0.00%	0.00%

The weighted average fair value of options granted during the three months ended June 30, 2017 was $0.47. There were no options granted during the three months ended June 30, 2016. The weighted average fair value of options granted during the six months ended June 30, 2017 and 2016 was $0.49 and $2.15, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the six months ended June 30, 2017:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	374,446	$27.29
Granted	328,384	0.69
Exercised	—	—
Cancelled	(25,379)	26.28

Balance at June 30, 2017	677,451	$14.43	$—

Exercisable at June 30, 2017	328,317	$28.15	$—

The Company recorded stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 as follows, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$40	$88	$73	$160
General and administrative	79	139	160	361

Total stock-based compensation	$119	$227	$233	$521

Stock-based compensation expense for the three and six months ended June 30, 2017 includes $22,000, recorded in research and development expense, related to stock option modifications in connection with the retirement of the Company’s former Chief Development Officer.

8. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2017	2016
Options to purchase common stock	677,451	389,969
Warrants to purchase common stock	14,077,779	2,556,966

Total	14,755,230	2,946,935

9. Subsequent Events

On August 8, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company issued 450,000 shares of common stock to LPC as a commitment fee.

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

This management’s discussion and analysis of financial condition as of June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 30, 2017.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop RXI-109, Samcyprone™ and our other product candidates (collectively, “our product candidates”); the future success of our clinical trials with our product candidates; the timing for the commencement and completion of clinical trials; the future success of our strategic partnerships; and our ability to implement cost-saving measures. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with our product candidates may not be successful in evaluating the safety and tolerability of these candidates or providing evidence of increased surgical scar reduction compared to placebo or clearance of common warts; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with our product candidates; general economic conditions; and those identified in our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

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

Study 1501, the Company’s Phase 1/2 clinical trial in retinal scars, commenced in November 2015, and is a multi-dose, dose escalation study conducted in subjects with AMD with evidence of subretinal fibrosis. Each subject receives four doses of RXI-109 by intraocular injection at one month intervals for a total dosing period of three months. The safety and tolerability of RXI-109, as well as the potential for clinical activity, is evaluated over the course of the study using numerous assessments to monitor the health of the retina and to assess visual acuity. To date, there have been no safety issues that have precluded continuation of dosing. Study 1501 has been completely enrolled and dosing in the third cohort at the highest planned dose level is ongoing. The Company expects to complete subject participation in the study by the end of 2017 and to share top-line data in early 2018.

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

In December 2016, the Company announced the results from a preliminary review of sensitization and wart clearance data from a subset of subjects that have completed the ten-week treatment phase of Study 1502. Results showed that greater than 90% of the subjects demonstrated a sensitization response, a prerequisite to be able to develop a therapeutic response. Additionally, more than 60% of the subjects responded to the treatment by exhibiting either complete or greater than 50% clearance of all treated warts with up to ten weekly treatments. Samcyprone™ treatment has been generally safe and well tolerated and has had drug-related adverse events relating to local reactions, which are typically expected for this type of treatment due to the sensitization and challenge responses in the skin. Early read-outs of the study are anticipated in the second half of 2017.

In addition to our clinical programs, we continue to advance our preclinical and discovery programs with our sd-rxRNA technology. In October 2015, we announced the selection of lead compounds targeting tyrosinase (“TYR”) and collagenase (“MMP1”) as targets for our self-delivering platform because they are relevant for both consumer health and therapeutic development. Cosmetics are compounds that affect the appearance of the skin and make no preventative or therapeutic claims. These compounds may be developed more rapidly than therapeutics, therefore the path to market may be much shorter and less expensive. RXI-231, an sd-rxRNA compound targeting TYR, is in development as a cosmetic ingredient that may improve the appearance of uneven skin tone and pigmentation. RXI-185, an sd-rxRNA compound targeting MMP1, is in development as a cosmetic ingredient that may improve the appearance of wrinkles or skin laxity. Efficacy and toxicity testing in cell culture and skin equivalents for RXI-231 was successfully completed in December 2016. The Company initiated human testing of RXI-231 in June 2017 with a U.S. clinical testing site. In addition to evaluating safety, the Company will assess the effect of RXI-231 on the appearance of skin pigmentation in a follow-on study.

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, RXi Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“RXi Merger Sub”), MirImmune Inc. (“MirImmune”), the stockholders of MirImmune set forth on the signature pages thereto (each a “Seller” and collectively, the “Sellers”), and Alexey Wolfson, Ph.D., in his capacity as the Sellers’ Representative. Pursuant to the Stock Purchase Agreement, the Company acquired from the Sellers all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 2,750,371 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). On June 9, 2017, with the approval of the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635, each share of the Company’s Series C Convertible Preferred Stock outstanding was automatically converted into one share of common stock, such that no shares of Series C Convertible Preferred Stock remained issued or outstanding.

In connection with and promptly following the closing of the Stock Purchase Agreement, MirImmune was merged with and into RXi Merger Sub (the “Merger”), with RXi Merger Sub continuing as the surviving entity and changing its name to “MirImmune, LLC”. As a result of the Merger, MirImmune, LLC remains and will operate as a wholly-owned subsidiary of the Company.

Building on the work completed by MirImmune prior to its acquisition by the Company, our cell-based cancer immunotherapy program with sd-rxRNA includes lead compounds for a number of immune checkpoint targets that provide long lasting immune checkpoint silencing, individually and in combination, in adoptively transferred cells. An improved efficacy upon the silencing of checkpoints has been demonstrated in various types of adoptively transferred cells relevant in cancer immunotherapy, such as CAR T-cells and tumor infiltrating lymphocytes (TILs). The Company’s ongoing discovery programs include, but are not limited to, the evaluation of sd-rxRNA compounds to silence targets related to cytokine release syndrome. The Company has also initiated in vivo evaluations of multiple checkpoint inhibiting sd-rxRNA compounds co-transfected in CAR T-cells in mouse models for solid tumors, with data from this study expected in the second half of 2017.

Additionally, the Company recently selected two sd-rxRNA compounds from its immunotherapy pipeline for preclinical development. For oncology treatments based on adoptive cell transfer (ACT), compounds RXI-762 and RXI-804 suppress the expression of immune checkpoint proteins PD-1 and TIGIT, respectively, which can result in an improved efficacy to the targeted tumors. This decision triggered the selection of a manufacturing facility to initiate production of cGMP grade material, initially for the first of these two compounds (RXI-762). This also supports moving RXI-762 into clinical development as early as 2018 as part of an ACT therapy.

On August 8, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the Purchase Agreement.

Since inception, we have incurred significant losses. Substantially all of our losses to date have resulted from research and development expenses in connection with our clinical and research programs and from general and administrative costs. At June 30, 2017, we had an accumulated deficit of $74.1 million. We expect to continue to incur significant losses for the foreseeable future, particularly as we advance our development programs for RXI-109 and Samcyprone™ and expand our program in cell-based cancer immunotherapy.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$—	$9	$—	$19
Operating expenses	(2,514)	(2,224)	(7,974)	(4,479)
Operating loss	(2,514)	(2,215)	(7,974)	(4,460)
Net loss	(2,514)	(2,212)	(7,974)	(4,443)

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Net Revenues

To date, we have primarily generated revenues through government grants. The following table summarizes our total net revenues, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$—	$9	$—	$19

Net revenues were approximately $9,000 for the three months ended June 30, 2016 and related to the value of the common stock and warrant issued by Thera Neuropharma, Inc. (“Thera”) to the Company per the terms of the exclusive licensing agreement with Thera.

Net revenues were approximately $19,000 for the six months ended June 30, 2016 and related to the Company’s exclusive license agreements with Thera and MirImmune, Inc. (“MirImmune”), prior to its acquisition by the Company.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,329	$1,339	$2,676	$2,644
Acquired in-process research and development	85	—	3,075	—
General and administrative	1,100	885	2,223	1,835

Total operating expenses	$2,514	$2,224	$7,974	$4,479

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

Research and development expenses were $1,329,000 for the three months ended June 30, 2017, compared with $1,339,000 for the three months ended June 30, 2016. The decrease of $10,000, or less than 1%, was due to a decrease of $48,000 in stock-based compensation expense, offset by an increase of $38,000 in research and development expenses primarily driven by subject visits as the Company ramps up enrollment in the second cohort of our Phase 2 clinical trial with Samcyprone™.

Research and development expenses were $2,676,000 for the six months ended June 30, 2017, compared with $2,644,000 for the six months ended June 30, 2016. The increase of $32,000, or 1%, was due to an increase of $119,000 in research and development expenses primarily related to the completion of subject visits and new enrollments in the Company’s Phase 2 clinical trial with Samcyprone™ and the commencement of work in the Company’s cell-based cancer immunotherapy program with the acquisition of MirImmune, offset by a decrease of $87,000 in stock-based compensation expense.

Acquired In-process Research and Development Expense

In January 2017, the Company acquired all of the issued and outstanding capital stock of MirImmune, a privately-held biotechnology company that was engaged in the development of cancer immunotherapies, in exchange for securities of the Company. The value of the consideration given, including transaction costs, liabilities assumed and cancellation of notes receivable, was recorded as in-process research and development expense.

Acquired in-process research and development expense related to the acquisition of MirImmune was $85,000 and $3,075,000 for the three and six months ended June 30, 2017, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consulting fees, professional service fees and general corporate expenses.

General and administrative expenses were $1,100,000 for the three months ended June 30, 2017, compared with $885,000 for the three months ended June 30, 2016. The increase of $215,000, or 24%, was due to an increase of $275,000 in general and administrative expenses due to an increase in employee headcount in connection with the acquisition of MirImmune and increases in legal and accounting fees, offset by a decrease of $60,000 in stock-based compensation expense.

General and administrative expenses were $2,223,000 for the six months ended June 30, 2017, compared with $1,835,000 for the six months ended June 30, 2016. The increase of $388,000, or 21%, was due to an increase of $589,000 in general and administrative expenses related to an increase in employee headcount in connection with the acquisition of MirImmune and an increase in legal fees, offset by a decrease of $201,000 in stock-based compensation expense.

Liquidity and Capital Resources

On December 18, 2014, the Company entered into a purchase agreement (the “2014 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $10.8 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2014 Purchase Agreement. The 2014 Purchase Agreement expired on April 17, 2017. Under the 2014 Purchase Agreement, the Company sold a total of 70,000 shares of common stock to LPC for net proceeds of approximately $216,000.

On December 21, 2016, the Company closed an underwritten public offering (the “Offering”) of (i) 3,797,777 Class A Units, at a public offering price of $0.90 per unit, consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.90 per share (the “Warrants”) and (ii) 8,082 Class B Units, at a public offering price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”), which was convertible into 1,111.11 shares of common stock, and 1,111.11 Warrants. The Class A Units include an additional 1,666,666 Class A Units pursuant to the exercise by the underwriters of their over-allotment option. The total net proceeds of the Offering, including the exercise of the over-allotment option, were $10,051,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the 2017 Purchase Agreement.

We had cash of $7.7 million as of June 30, 2017, compared with cash of $12.9 million as of December 31, 2016. The Company believes that its existing cash, and the potential proceeds available under our equity facility with LPC, should be sufficient to fund the Company’s operations for at least the next twelve months. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through drug development and the regulatory process. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative research and business development agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(5,116)	$(4,785)
Net cash (used in) provided by investing activities	(88)	3,500
Net cash provided by (used in) financing activities	—	—

Net decrease in cash, cash equivalents and restricted cash	$(5,204)	$(1,285)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $5,116,000 for the six months ended June 30, 2017, compared with $4,785,000 for the six months ended June 30, 2016. The increase in cash used in operating activities was primarily due to an increase in net loss of $3,531,000, offset by changes in non-cash expenses of $2,795,000 primarily related to the fair value of consideration recorded as acquired in-process research and development expense for the acquisition of MirImmune in January 2017.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $88,000 for the six months ended June 30, 2017, compared with net cash provided by investing activities of $3,500,000 for the six months ended June 30, 2016. The decrease in net cash flow from investing activities was primarily related to the purchase of laboratory equipment in the current year as compared with maturities of short-term investments in the prior year.

Net Cash Flow from Financing Activities

There were no cash flows related to financing activities for the six months ended June 30, 2017 or 2016.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should consider the “Risk Factors” included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017.

We may not be able to regain compliance with the continued listing requirements of The Nasdaq Capital Market.

On February 2, 2017, we received written notice (the “Notification Letter”) from the Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notification Letter, we no longer meet the minimum bid price requirement. The Notification Letter provided an initial 180-day period to regain compliance, which was extended for a second 180-day period on August 2, 2017. As a result of the extension, we have until January 29, 2018 to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event that we do not regain compliance by that date, Nasdaq may commence delisting proceedings and our common stock will trade, if at all, on the over-the counter market, such as the OTC Bulletin Board or OTCQX market, which could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Amended and Restated Bylaws of RXi Pharmaceuticals Corporation, as of June 6, 2017.	Current Report on Form 8-K (File No. 001-36304)	June 9, 2017

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (2) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016; (3) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: August 10, 2017