Form 10-Q
period 2017-09-30
RXi Pharmaceuticals Corp
filed 2017-11-08
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, RXi Pharmaceuticals Corporation had 23,697,338 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,416	$12,906
Restricted cash	50	50
Prepaid expenses	271	150

Total current assets	5,737	13,106
Property and equipment, net	269	114
Notes receivable	—	150
Other assets	27	27

Total assets	$6,033	$13,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$702	$917
Accrued expenses	1,901	1,625

Total current liabilities	2,603	2,542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series B convertible preferred stock, par value; 8,100 shares authorized; 5,737 shares issued and outstanding at December 31, 2016	—	3,525
Series C convertible preferred stock, par value; 1,800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,697,338 and 13,003,179 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2	1
Additional paid-in capital	79,977	73,428
Accumulated deficit	(76,549)	(66,099)

Total stockholders’ equity	3,430	10,855

Total liabilities and stockholders’ equity	$6,033	$13,397

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$—	$—	$—	$19
Operating expenses:
Research and development	1,490	1,464	4,166	4,108
Acquired in-process research and development	—	—	3,075	—
General and administrative	986	752	3,209	2,587

Total operating expenses	2,476	2,216	10,450	6,695

Operating loss	(2,476)	(2,216)	(10,450)	(6,676)

Other income (expense):
Interest income, net	—	4	—	15
Other income (expense), net	—	—	—	6

Total other income	—	4	—	21

Net loss	$(2,476)	$(2,212)	$(10,450)	$(6,655)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.34)	$(0.47)	$(1.02)

Weighted average common shares: basic and diluted	23,511,444	6,576,096	22,167,753	6,548,696

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,450)	$(6,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	41
Non-cash stock-based compensation	276	649
Acquired in-process research and development	3,075	—
Value of non-marketable equity securities recognized as revenue	—	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(121)	(10)
Accounts payable	(417)	(706)
Accrued expenses	276	302

Net cash used in operating activities	(7,313)	(6,388)
Cash flows from investing activities:
Purchase of short-term investments	—	(2,000)
Maturities of short-term investments	—	5,500
Cash acquired in MirImmune Inc. acquisition	100	—
Cash paid for purchase of property and equipment	(203)	(2)

Net cash (used in) provided by investing activities	(103)	3,498
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	(74)	152

Net cash (used in) provided by financing activities	(74)	152
Net decrease in cash, cash equivalents and restricted cash	(7,490)	(2,738)
Cash, cash equivalents and restricted cash at the beginning of period	12,956	5,167

Cash, cash equivalents and restricted cash at the end of period	$5,466	$2,429

Supplemental disclosure of non-cash investing and financing activities:
Conversions of Series B convertible preferred stock into common stock	$3,525	$—

Conversion of Series C convertible preferred stock into common stock	$816	$—

MirImmune Inc. Acquisition:
Cancellation of notes receivable	$150	$—

Accounts payable assumed	$5	$—

Fair value of securities issued	$2,824	$—

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

2. Liquidity and Going Concern

The Company has limited cash resources, certain limitations under the purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) and has expended substantial funds on the research and development of our product candidates and funding general operations. As a result, we have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of financing has been the sale of its securities. Our ability to continue to fund our operations is dependent on the amount of cash on hand and our ability to raise additional capital through, but not limited to, equity or debt offerings or strategic opportunities. This is dependent on a number of factors, including the market demand or liquidity of our common stock. There can be no assurance that the Company will be successful in accomplishing these plans. As a result, we have concluded that there is substantial doubt regarding our ability to continue as a going concern for at least one year. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. These financial statements do not include any adjustments to, or classification of, recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	5,416	12,906
Restricted cash	50	50

Cash, cash equivalents and restricted cash shown in the statement of cash flows	5,466	12,956

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

4. Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are presented and classified in the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 in the first quarter of 2017 and the implementation of this standard had no impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company adopted ASU 2016-18 in the first quarter of 2017, and the guidance has been retrospectively applied to all periods presented. The total of cash, cash equivalents and restricted cash is described in Note 3. The adoption of the guidance did not have an impact on the Company’s balance sheet or statement of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) — Clarifying the Definition of a Business,” which provides a screen to determine when an integrated set of assets and activities are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-01 effective January 1, 2017. The implementation of this standard did not have an impact on the Company’s financial statements as the acquisition of MirImmune Inc., (“MirImmune”), the Company’s transaction that this ASU would have affected, did not meet the definition of a business under either the prior guidance or the new guidance.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company adopted ASU 2017-09 in the second quarter of 2017, and the implementation of this standard had no impact on the Company’s financial statements.

5. MirImmune Inc. Acquisition

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) and completed its acquisition of MirImmune. Subject to the terms of the Stock Purchase Agreement, RXi Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“RXi Merger Sub”), was merged with and into MirImmune, with RXi Merger Sub continuing as the surviving entity and changing its name to “MirImmune, LLC”. As a result of the merger, MirImmune, LLC remains and operates as a wholly-owned subsidiary of the Company. Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 2,750,371 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock of the Company (the “Series C Convertible Preferred Stock”). The shares of common stock and Series C Convertible Preferred Stock were subject to a holdback of 3% of the aggregate closing consideration for any purchase price adjustments. The shares subject to the holdback, adjusted for post-closing items, were released and issued on April 12, 2017.

Upon the closing of the acquisition, the notes receivable outstanding on the Company’s balance sheet as of December 31, 2016 were cancelled.

The Company assessed the acquisition of MirImmune under FASB ASC Topic 805, “Business Combinations” (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business and that the transaction would be accounted for as an asset acquisition. The assets and development programs acquired from MirImmune are at an early stage of development and will require a significant investment of time and capital if we are to be successful in developing them. There is no assurance that we will be successful in developing such assets, and a failure to successfully develop such assets could diminish our prospects. Under ASC 805, the assets acquired are considered to have no alternative future uses, as determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on January 6, 2017, the date of the acquisition, and fully expensed as in-process research and development.

During the nine months ended September 30, 2017, the aggregate fair value of the consideration given of $3,075,000 was fully expensed as in-process research and development expense. The aggregate fair value of the consideration also included transaction costs, liabilities assumed and cancellation of notes receivable.

The Company was restricted from converting any of the Series C Convertible Preferred Stock into common stock to the extent that such conversion was not approved by the Company’s stockholders in accordance with the stockholder approval requirements of NASDAQ Marketplace Rule 5635. On June 9, 2017, with the approval of the Company’s stockholders in accordance with the NASDAQ stockholder approval requirements, each share of the Series C Convertible Preferred Stock outstanding was automatically converted into one share of common stock, such that there were no shares of Series C Convertible Preferred Stock issued or outstanding at September 30, 2017. On November 7, 2017, the Company filed a Certificate Eliminating the Series C Convertible Preferred Stock from the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. Please refer to Note 10 for further discussion of the filing.

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

The Company assessed the Milestone Shares under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company determined that liability accounting would be required for the Milestone Shares under ASC 480. The Company will record a liability related to the Milestone Shares if and when the milestones are achieved and the consideration becomes payable. At that time, the Company will record the cost of the Milestone Shares as in-process research and development expense. No milestones have been met as of September 30, 2017.

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

Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At September 30, 2017	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Warrant in Thera	$5	$—	$—	$5

Total	$5	$—	$—	$5

Description	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Warrant in Thera	$5	$—	$—	$5

Total	$5	$—	$—	$5

A reconciliation of the beginning and ending Level 3 assets for the nine months ended September 30, 2017 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, beginning of period	$5
Change in value of the warrant in Thera	—

Balance, end of period	$5

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash and accounts payable approximate their fair values due to their short-term nature.

7. Stockholders’ Equity

Series B Convertible Preferred Stock — The Company’s remaining shares of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”) outstanding at December 31, 2016 were fully converted into 6,374,444 shares of common stock of the Company during the first quarter of 2017, such that there are no shares of Series B Convertible Preferred Stock issued or outstanding at September 30, 2017. On November 7, 2017, the Company filed a Certificate Eliminating the Series B Convertible Preferred Stock from the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. Please refer to Note 10 for further discussion of the filing.

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

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 2,750,371 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock. The Company was restricted from converting any of the Series C Convertible Preferred Stock into common stock to the extent that such conversion was not approved by the Company’s stockholders in accordance with the stockholder approval requirements of NASDAQ Marketplace Rule 5635. On June 9, 2017, with the approval of the Company’s stockholders in accordance with the NASDAQ stockholder approval requirements, each share of the Series C Convertible Preferred Stock outstanding was automatically converted into one share of common stock, such that there were no shares of Series C Convertible Preferred Stock issued or outstanding at September 30, 2017. Please refer to Notes 5 and 10 for further details on the shares issued in connection with the acquisition of MirImmune.

Lincoln Park Capital Fund, LLC — On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2017 Purchase Agreement. As a commitment fee for entering into the 2017 Purchase Agreement, the Company issued to LPC 450,000 shares of Company common stock (the “Commitment Shares”). The Commitment Shares had a value per share of $0.58 and were recorded as a cost of capital. The Company intends to use the net proceeds from the 2017 Purchase Agreement for working capital and general corporate purposes. There have been no purchases under the 2017 Purchase Agreement as of September 30, 2017.

Warrants — The following table summarizes the Company’s outstanding warrants at September 30, 2017:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$5.20	1,300,002	June 2, 2020
$0.90	12,777,777	December 21, 2021

Total warrants outstanding	14,077,779

During the second quarter of 2017, outstanding warrants for the purchase of 462 shares of the Company’s common stock with an exercise price of $39.00 expired.

No warrants were exercised during the nine months ended September 30, 2017 or 2016.

8. Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and nine months ended September 30, 2017 and 2016, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.94 – 2.35%	1.46%	1.73 – 2.49%	1.18 – 2.02%
Expected volatility	83.87 – 91.99%	116.88%	82.99 – 123.01%	79.42 – 116.88%
Weighted average expected volatility	87.93%	116.88%	84.65%	89.12%
Expected lives (in years)	6.25 – 10.00	10.00	5.20 – 10.00	5.20 – 10.00
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three months ended September 30, 2017 and 2016 was $0.49 and $2.27, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2017 and 2016 was $0.49 and $2.15, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the nine months ended September 30, 2017:

	Total Number of Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	374,446	$27.29
Granted	330,384	0.69
Exercised	—	—
Cancelled	(173,824)	4.48

Balance at September 30, 2017	531,006	$18.20	$—

Exercisable at September 30, 2017	354,959	$26.21	$—

The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$7	$52	$80	$212
General and administrative	36	76	196	437

Total stock-based compensation	$43	$128	$276	$649

Stock-based compensation expense for the nine months ended September 30, 2017 includes $22,000, recorded in research and development expense, related to stock option modifications in connection with the retirement of the Company’s former Chief Development Officer.

9. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2017	2016
Options to purchase common stock	531,006	390,969
Warrants to purchase common stock	14,077,779	1,300,464

Total	14,608,785	1,691,433

10. Subsequent Events

On November 7, 2017, the Company filed a Certificate Eliminating the Series B Convertible Preferred Stock from the Certificate of Incorporation of the Company and a Certificate Eliminating the Series C Convertible Preferred Stock from the Certificate of Incorporation of the Company (together, the “Certificates of Elimination”) with the Secretary of State of the State of Delaware, in order to eliminate from the Certificate of Incorporation all matters set forth in the Certificate of Incorporation, including the related certificates of designation, relating to the previously issued Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. As a result, the 8,100 shares of unissued Series B Convertible Preferred Stock and 1,800,000 shares of unissued Series C Convertible Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or preferences or rights. The foregoing summary of the Certificates of Elimination is qualified in its entirety by reference to the full text of the Certificates of Elimination, which are attached hereto as Exhibits 3.1 and 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refers to RXi Pharmaceuticals Corporation and our subsidiary, MirImmune, LLC and the ongoing business operations of RXi Pharmaceuticals Corporation and MirImmune, LLC, whether conducted through RXi Pharmaceuticals Corporation or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 30, 2017.

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

In December 2016, the Company announced that preliminary data from the first two cohorts from Study 1402 at nine months confirmed the positive differentiation by a blinded panel of observers from untreated surgery incisions in hypertrophic scars from the previously presented data for a subset of subjects treated with five mg/cm of RXI-109 at three months. In addition, this data extends this observation to all time points, including the post-treatment follow-up period through nine months post-surgery. RXI-109 was safe and well tolerated. Additionally, as expected, the limited three-month data available from Cohort 3 appeared to align with that of the first two cohorts as these subjects all had the same dosing schedule through the third month. A complete read-out of the whole study, including all four cohorts with follow-up until nine months post-surgery, is expected by the end of 2017.

Study 1501, the Company’s Phase 1/2 clinical trial in retinal scars, commenced in November 2015, and is a multi-dose, dose escalation study conducted in subjects with AMD with evidence of subretinal fibrosis. Each subject receives four doses of RXI-109 by intraocular injection at one month intervals for a total dosing period of three months. The safety and tolerability of RXI-109, as well as the potential for clinical activity, is evaluated over the course of the study using numerous assessments to monitor the health of the retina and to assess visual acuity. To date, there have been no safety issues that have precluded continuation of dosing. Study 1501 has been completely enrolled, dosing in the third cohort at the highest planned dose level is completed and patient follow-up is ongoing. The Company expects to complete subject participation in the study by the end of 2017 and to share top-line data in early 2018.

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

In December 2016, the Company announced the results from a preliminary review of sensitization and wart clearance data from a subset of subjects that have completed the ten-week treatment phase of Study 1502. Results showed that greater than 90% of the subjects demonstrated a sensitization response, a prerequisite to be able to develop a therapeutic response. Additionally, more than 60% of the subjects responded to the treatment by exhibiting either complete or greater than 50% clearance of all treated warts with up to ten weekly treatments. Samcyprone™ treatment has been generally safe and well tolerated and has had drug-related adverse events relating to local reactions, which are typically expected for this type of treatment due to the sensitization and challenge responses in the skin. The Company added a second cohort, which was fully enrolled in September 2017, to Study 1502 to explore the opportunity to reduce the sensitization dose level, which will be more convenient to physicians and subjects. Early read-outs of the study are anticipated by the end of 2017.

In addition to our clinical programs, we continue to advance our preclinical and discovery programs with our sd-rxRNA technology. RXI-231, our lead sd-rxRNA compound targeting tyrosinase (“TYR”), is in cosmetic development as a cosmetic ingredient that may improve the appearance of uneven skin tone and pigmentation. Cosmetics are compounds that affect the appearance of the skin and make no preventative or therapeutic claims. These compounds may be developed more rapidly than therapeutics, therefore the path to market may be much shorter and less expensive. Efficacy and toxicity testing in cell culture and skin equivalents for RXI-231 has been successfully completed and human testing of RXI-231 commenced in June 2017 with a U.S. clinical testing site. The Company has completed irritation and sensitization studies with RXI-231, the first two of three studies planned. Early results from the irritation and sensitization studies demonstrated that RXI-231 is not a skin irritant, and it does not cause allergic contact dermatitis. The third study investigates the potential of RXI-231 to improve the appearance of skin pigmentation induced by UV exposure and is ongoing. Full reports from these studies are expected before the end of 2017.

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, RXi Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“RXi Merger Sub”), MirImmune Inc. (“MirImmune”), the stockholders of MirImmune set forth on the signature pages thereto (each a “Seller” and collectively, the “Sellers”), and Alexey Wolfson, Ph.D., in his capacity as the Sellers’ Representative. Pursuant to the Stock Purchase Agreement, the Company acquired from the Sellers all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 2,750,371 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock of the Company (the “Series C Convertible Preferred Stock”). On June 9, 2017, with the approval of the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635, each share of Series C Convertible Preferred Stock outstanding was automatically converted into one share of common stock, such that no shares of Series C Convertible Preferred Stock remained issued or outstanding. On November 7, 2017, the Company filed a Certificate Eliminating the Series C Convertible Preferred Stock from the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. Please refer to Part II, Item 5 of this quarterly report on Form 10-Q for further discussion of the filing.

In connection with and promptly following the closing of the Stock Purchase Agreement, MirImmune was merged with and into RXi Merger Sub (the “Merger”), with RXi Merger Sub continuing as the surviving entity and changing its name to “MirImmune, LLC”. As a result of the Merger, MirImmune, LLC remains and operates as a wholly-owned subsidiary of the Company.

Building on the work completed by MirImmune prior to its acquisition by the Company, our cell-based cancer immunotherapy program with sd-rxRNA includes lead compounds for a number of immune checkpoint targets that provide long lasting immune checkpoint silencing, individually and in combination, in adoptively transferred cells. An improved efficacy upon the silencing of checkpoints has been demonstrated in various types of adoptively transferred cells relevant in cancer immunotherapy, such as CAR T-cells and tumor infiltrating lymphocytes (TILs). The Company’s ongoing discovery programs include, but are not limited to, the evaluation of sd-rxRNA compounds to impact the differentiation of various immune effector cells. The Company has also initiated in vivo evaluations of multiple checkpoint inhibiting sd-rxRNA compounds co-transfected in CAR T-cells in mouse models for solid tumors, with data from these studies expected by the end of 2017.

Additionally, the Company recently selected two sd-rxRNA compounds from its immunotherapy pipeline for preclinical development. For oncology treatments based on adoptive cell transfer (ACT), compounds RXI-762 and RXI-804 suppress the expression of immune checkpoint proteins PD-1 and TIGIT, respectively, which can result in an improved efficacy to the targeted tumors. This decision triggered the selection of a manufacturing facility to initiate production of cGMP grade material, initially for RXI-762. This also supports moving RXI-762 into clinical development as early as 2018 as part of an ACT therapy.

On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the 2017 Purchase Agreement.

Since inception, we have incurred significant losses. Substantially all of our losses to date have resulted from research and development expenses in connection with our clinical and research programs and from general and administrative costs. At September 30, 2017, we had an accumulated deficit of $76.5 million. We expect to continue to incur significant losses for the foreseeable future, particularly as we advance our development programs for RXI-109 and Samcyprone™ and expand our program in cell-based cancer immunotherapy.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$—	$—	$—	$19
Operating expenses	(2,476)	(2,216)	(10,450)	(6,695)
Operating loss	(2,476)	(2,216)	(10,450)	(6,676)
Net loss	(2,476)	(2,212)	(10,450)	(6,655)

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Net Revenues

To date, we have primarily generated revenues through government grants. The following table summarizes our total net revenues, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$—	$—	$—	$19

The Company did not have net revenues for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016.

Net revenues were approximately $19,000 for the nine months ended September 30, 2016, which related to the Company’s exclusive license agreements with Thera Neuropharma, Inc. and MirImmune, prior to its acquisition by the Company.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,490	$1,464	$4,166	$4,108
Acquired in-process research and development	—	—	3,075	—
General and administrative	986	752	3,209	2,587

Total operating expenses	$2,476	$2,216	$10,450	$6,695

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

Research and development expenses were $1,490,000 for the three months ended September 30, 2017, compared with $1,464,000 for the three months ended September 30, 2016. The increase of $26,000, or 2%, was due to an increase of $71,000 in research and development expenses primarily driven by subject fees for the second cohort in the Samcyprone™ Phase 2 clinical trial and preclinical work in the Company’s new immunotherapy program that was integrated into the Company with the acquisition of MirImmune in the first quarter of 2017, offset by a decrease of $45,000 in stock-based compensation expense.

Research and development expenses were $4,166,000 for the nine months ended September 30, 2017, compared with $4,108,000 for the nine months ended September 30, 2016. The increase of $58,000, or 1%, was due to an increase of $190,000 in research and development expenses primarily driven by work in the Company’s new immunotherapy program that commenced in the first quarter of 2017, offset by a decrease of $132,000 in stock-based compensation expense.

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

Acquired in-process research and development expense related to the acquisition of MirImmune was $3,075,000 for the nine months ended September 30, 2017. The Company did not have acquired in-process research and development expense for the three and nine months ended September 30, 2016 and the three months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consulting fees, professional service fees and general corporate expenses.

General and administrative expenses were $986,000 for the three months ended September 30, 2017, compared with $752,000 for the three months ended September 30, 2016. The increase of $234,000, or 31%, was due to an increase of $274,000 in general and administrative expenses primarily due to payroll-related expenses, including severance benefits, with the hire of the Company’s former chief business officer in connection with the acquisition of MirImmune, resulting in a higher employee headcount as compared to the same period of the prior year, offset by a decrease of $40,000 in stock-based compensation expense.

General and administrative expenses were $3,209,000 for the nine months ended September 30, 2017, compared with $2,587,000 for the nine months ended September 30, 2016. The increase of $622,000, or 24%, was due to an increase of $863,000 in general and administrative expenses primarily due to payroll-related expenses, including severance benefits, with the hire of the Company’s former chief business officer in connection with the acquisition of MirImmune, resulting in a higher employee headcount as compared to the same period of the prior year, and legal fees and accounting-related expenses. These increases were offset by a decrease of $241,000 in stock-based compensation expense.

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

On August 8, 2017, the Company entered into the 2017 Purchase Agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the 2017 Purchase Agreement. As a commitment fee for entering into the 2017 Purchase Agreement, the Company issued to LPC 450,000 shares of Company common stock at a value per share of $0.58. As of September 30, 2017, there have been no purchases under the 2017 Purchase Agreement.

We had cash of $5.4 million as of September 30, 2017, compared with cash of $12.9 million as of December 31, 2016. Based on the Company’s cash, operational spending rate, and limitations under the 2017 Purchase Agreement, the Company has concluded that there is substantial doubt regarding our ability to fund the Company’s operations for at least the next twelve months. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through drug development and the regulatory process. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative research and business development agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(7,313)	$(6,388)
Net cash (used in) provided by investing activities	(103)	3,498
Net cash (used in) provided by financing activities	(74)	152

Net decrease in cash, cash equivalents and restricted cash	$(7,490)	$(2,738)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $7,313,000 for the nine months ended September 30, 2017, compared with $6,388,000 for the nine months ended September 30, 2016. The increase in cash used in operating activities was primarily due to an increase in net loss of $3,795,000, offset by changes in non-cash expenses of $2,718,000 mainly related to the fair value of consideration recorded as acquired in-process research and development expense for the acquisition of MirImmune in January 2017.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $103,000 for the nine months ended September 30, 2017, compared with net cash provided by investing activities of $3,498,000 for the nine months ended September 30, 2016. The decrease in net cash flow from investing activities was primarily related to the purchase of laboratory equipment in the current year as compared with maturities of short-term investments in the prior year.

Net Cash Flow from Financing Activities

Net cash used in financing activities was $74,000 for the nine months ended September 30, 2017, compared with net cash provided by financing activities of $152,000 for the nine months ended September 30, 2016. The decrease in net cash flow from financing activities was due to net proceeds received from the issuance of common stock as compared with the same period in the prior year.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 7, 2017, the Company filed a Certificate Eliminating the Series B Convertible Preferred Stock from the Certificate of Incorporation of the Company and a Certificate Eliminating the Series C Convertible Preferred Stock from the Certificate of Incorporation of the Company (together, the “Certificates of Elimination”) with the Secretary of State of the State of Delaware, in order to eliminate from the Certificate of Incorporation all matters set forth in the Certificate of Incorporation, including the related certificates of designation, relating to the previously issued Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. As a result, the 8,100 shares of unissued Series B Convertible Preferred Stock and 1,800,000 shares of unissued Series C Convertible Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or preferences or rights. The foregoing summary of the Certificates of Elimination is qualified in its entirety by reference to the full text of the Certificates of Elimination, which are attached hereto as Exhibits 3.1 and 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

3.1	Certificate Eliminating the Series B Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation*

3.2	Certificate Eliminating the Series C Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation*

10.1	Purchase Agreement, dated August 8, 2017, between RXi Pharmaceuticals Corporation and Lincoln Park Capital Fund, LLC	Registration Statement on Form S-1 (File No. 333-220062)	August 18, 2017

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (2) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016; (3) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: November 8, 2017