Form 10-Q/A
period 2017-03-31
RXi Pharmaceuticals Corp
filed 2018-03-26
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 15, 2018, RXi Pharmaceuticals Corporation had 2,594,962 shares of common stock, $0.0001 par value, outstanding.

EXPLANATORY NOTE

RXi Pharmaceuticals Corporation (“we,” “our,” “us” and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as originally filed with the Securities and Exchange Commission on May 11, 2017. (the “Original Form 10-Q”):

•	Part I – Item 1. Financial Statements (unaudited)

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 6. Exhibits

•	Exhibit 31.1 – Certification of Chief Executive Officer

•	Exhibit 31.2 – Certification of Chief Financial Officer

•	Exhibits 101 – Extensible Business Reporting Language (XBRL)

This amendment does not modify any disclosures contained in our original Form 10-Q, except for the foregoing Items and Exhibits, and all share and per share amounts for the periods presented to give effect to the 1-for-10 reverse stock split of the Company’s common stock, which was effected on January 8, 2018. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Form 10-Q, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Form 10-Q, including any amendments thereto.

The purpose of this amendment is to restate our previously reported results for the quarter ended March 31, 2017 to include the accounting for the tax-related impact of the Company’s acquisition of MirImmune Inc. (“MirImmune”) on January 6, 2017. Our results did not include the contemplation of deferred taxes based on the different book basis and tax basis for the acquisition of MirImmune. The acquisition resulted in an increase of $1.6 million to acquired in-process research and development expense and a corresponding $1.6 million income tax benefit resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference, which were not accounted for properly. The condensed consolidated financial statements for the quarter ended March 31, 2017 included in this Form 10-Q/A have been restated to include this adjustment to reflect the tax-related impact of the acquisition of MirImmune. This adjustment does not affect previously reported net loss or operating cash flows, although certain adjustments have been made in our condensed consolidated statement of cash flows to correspond to the income statement adjustment as described in Note 2 of the notes to our condensed consolidated financial statements included in this filing, and has no impact on the Company’s balance sheet. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,205	$12,906
Restricted cash	50	50
Prepaid expenses	125	150

Total current assets	10,380	13,106
Property and equipment, net	105	114
Notes receivable	—	150
Other assets	27	27

Total assets	$10,512	$13,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$672	$917
Accrued expenses	1,593	1,625

Total current liabilities	2,265	2,542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series B convertible preferred stock, par value; 8,100 shares authorized; 5,737 shares issued and outstanding at December 31, 2016	—	3,525
Series C convertible preferred stock, par value; 1,800,000 shares authorized; 1,082,114 shares issued and outstanding at March 31, 2017	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,204,548 and 1,300,318 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	79,806	73,429
Accumulated deficit	(71,559)	(66,099)

Total stockholders’ equity	8,247	10,855

Total liabilities and stockholders’ equity	$10,512	$13,397

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues	$—	$10
Operating expenses:
Research and development(1)	1,347	1,305
Acquired in-process research and development	4,611	—
General and administrative(1)	1,123	950

Total operating expenses	7,081	2,255

Operating loss	(7,081)	(2,245)

Other income:
Interest income, net	—	7
Other income, net	—	7

Total other income	—	14

Loss before income taxes	(7,081)	(2,231)
Income tax benefit	1,621	—
Net loss	$(5,460)	$(2,231)

Net loss per common share:
Basic and diluted	$(2.65)	$(3.41)

Weighted average common shares: basic and diluted	2,057,114	653,484

(1)Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$33	$72
General and administrative	81	222

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,460)	$(2,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	14
Non-cash stock-based compensation	114	294
Acquired in-process research and development	4,611	—
Deferred taxes	(1,621)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	25	46
Accounts payable	(447)	(882)
Accrued expenses	(32)	(166)

Net cash used in operating activities	(2,799)	(2,925)
Cash flows from investing activities:
Maturities of short-term investments	—	2,000
Cash acquired in MirImmune Inc. acquisition	100	—
Cash paid for purchase of property and equipment	(2)	—

Net cash provided by investing activities	98	2,000
Net decrease in cash, cash equivalents and restricted cash	(2,701)	(925)
Cash, cash equivalents and restricted cash at the beginning of period	12,956	5,167

Cash, cash equivalents and restricted cash at the end of period	$10,255	$4,242

Supplemental disclosure of non-cash investing and financing activities:
Conversions of Series B convertible preferred stock into common stock	$3,525	$—

MirImmune Inc. Acquisition:
Cancellation of notes receivable with the acquisition of MirImmune Inc.	$150	$—

Accounts payable assumed with the acquisition of MirImmune Inc.	$5	$—

Fair value of securities issued in connection with the acquisition of MirImmune Inc.	$2,737	$—

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

On January 3, 2018, the Board of Directors of the Company approved a 1-for-10 reverse stock split of the Company’s outstanding common stock, which was effected on January 8, 2018. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

2. Significant Accounting Policies

Restatement of Consolidated Financial Statements

Our condensed consolidated statement of operations and our condensed consolidated statement of cash flows for the quarter ended March 31, 2017 have been restated to include the tax-related impact of the Company’s acquisition of MirImmune Inc. (“MirImmune”) on January 6, 2017. Our results did not include the contemplation of deferred taxes based on the different book basis and tax basis for the acquisition of MirImmune. The acquisition resulted in an increase to acquired in-process research and development expense and a corresponding income tax benefit resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference. This adjustment does not affect previously reported net loss or operating cash flows, although certain adjustments have been made in our condensed consolidated statement of cash flows to correspond to the income statement adjustment as noted below. The following table summarizes the effects of our restatement resulting from the correction of this error.

	Three Months Ended March 31, 2017
	Previously Reported	Adjustment	Restated
	($ in thousands, except per share data)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Operating Expenses:
Research and development	$1,347	$—	$1,347
Acquired in-process research and development	2,990	1,621	4,611
General and administrative	1,123	—	1,123

Total operating expenses	5,460	1,621	7,081

Operating loss	(5,460)	(1,621)	(7,081)

Loss before income taxes	(5,460)	(1,621)	(7,081)
Income tax benefit	—	1,621	1,621

Net loss	$(5,460)	$—	$(5,460)

Net loss per common share: basic and diluted	$(2.65)	$—	$(2.65)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:
Cash flows from operating activities:
Net loss	$(5,460)	$—	$(5,460)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11	—	11
Non-cash stock-based compensation	114	—	114
Acquired in-process research and development	2,990	1,621	4,611
Deferred tax	—	(1,621)	(1,621)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	25	—	25
Accounts payable	(447)	—	(447)
Accrued expenses	(32)	—	(32)

Net cash used in operating expenses	$(2,799)	$—	$(2,799)

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

4. MirImmune Inc. Acquisition

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) and completed its acquisition of MirImmune. Subject to the terms of the Stock Purchase Agreement, the Company’s wholly owned subsidiary formed for this purpose was merged with and into MirImmune, with MirImmune surviving as a wholly-owned subsidiary of the Company. Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 275,036 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”). The common stock and Series C Preferred Stock were subject to a holdback of 3%, included in the shares listed above, of the aggregate closing consideration for any purchase price adjustments. Upon approval by the Company’s stockholders in accordance with the stockholder approval requirements of NASDAQ Marketplace Rule 5635, each ten shares of Series C Preferred Stock share will automatically be converted into one share of the Company’s common stock. The Company shall not convert any of the Series C Preferred Stock into common stock to the extent that such conversion has not been approved by the Company’s stockholders in accordance with the above.

Upon the closing of the acquisition, the notes receivable outstanding on the Company’s balance sheet as of December 31, 2016 were canceled.

Under the terms of the Stock Purchase Agreement, if certain development or commercial milestones are achieved within two years, the Company will be required to either (i) issue a number of shares of common stock (the “Milestone Shares”) equal to the sum of 251,909 shares of common stock, plus an additional number of shares of common stock equal to 13% of the common stock issued upon exercise of any warrants issued under the Company’s underwritten public offering in December 2016, but only to the extent that such warrants have been exercised prior to the milestone being achieved or (ii) pay the equivalent value of the Milestone Shares in cash. The Company may not issue any shares in satisfaction of the achievement of milestones unless it has first obtained approval of its stockholders in accordance with Rule 5635 of the NASDAQ Marketplace Rules.

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

Additionally, the Company assessed the MirImmune acquisition under ASC Topic 740, “Income Taxes” (“ASC 740”). The acquisition resulted in an income tax benefit of $1,621,000 and a corresponding increase to acquired in-process research and development expense resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference.

Accordingly, during the three months ended March 31, 2017, the Company recorded $4,611,000 in in-process research and development expense related to the fair value of consideration given, which includes transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the MirImmune acquisition.

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

6. Stockholders’ Equity

Series B Convertible Preferred Stock — During the three months ended March 31, 2017, 5,737 shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 637,445 shares of common stock of the Company.

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

Refer to Note 4 for further details on the shares issued in connection with the MirImmune acquisition.

Warrants — The following table summarizes the Company’s outstanding warrants at March 31, 2017:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$390.00	46	April 27, 2017
$52.00	130,007	June 2, 2020
$9.00	1,277,993	December 21, 2021

Total warrants outstanding	1,408,046

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

The weighted average fair value of options granted during the three months ended March 31, 2017 and 2016 was $5.10 and $22.00 respectively.

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

The following table summarizes the activity of Company’s stock option plan for the three months ended March 31, 2017:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	37,444	$272.90
Granted	22,638	7.10
Exercised	—	—
Cancelled	(2,004)	257.50

Balance at March 31, 2017	58,078	$169.80	$23,100

Exercisable at March 31, 2017	30,805	$295.90	$—

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $114,000 and $294,000, respectively.

8. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2017	2016
Options to purchase common stock	58,078	38,994
Common stock underlying Series C Preferred Stock	108,211	—
Warrants to purchase common stock	1,408,046	255,697

Total	1,574,335	294,691

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, RXi Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“RXi Merger Sub”), MirImmune Inc. (“MirImmune”), the stockholders of MirImmune set forth on the signature pages thereto (each a “Seller” and collectively, the “Sellers”), and Alexey Wolfson, Ph.D., in his capacity as the Sellers’ Representative. Pursuant to the Stock Purchase Agreement, the Company acquired from the Sellers all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 275,036 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”). The common stock and Series C Preferred Stock were subject to a holdback of 3%, which was released on April 12, 2017 and included in the shares listed above, of the aggregate closing consideration for any purchase price adjustments.

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

On January 3, 2018, the Board of Directors of the Company approved a 1-for-10 reverse stock split of the Company’s outstanding common stock, which was effected on January 8, 2018. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2017	2016
Net revenues	$—	$10
Operating expenses	(7,081)	(2,255)
Operating loss	(7,081)	(2,245)
Income tax benefit	1,621	—
Net loss	(5,460)	(2,231)

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

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2017	2016
Research and development	$1,347	$1,305
Acquired in-process research and development	4,611	—
General and administrative	1,123	950

Total operating expenses	$7,081	$2,255

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

Acquired In-process Research and Development Expense

In January 2017, the Company acquired all of the issued and outstanding capital stock of MirImmune, a privately-held biotechnology company that was engaged in the development of cancer immunotherapies, for shares of the Company’s common stock and Series C Convertible Preferred Stock. During the three months ended March 31, 2017, the Company recorded $4,611,000 in in-process research and development expense related to the fair value of consideration given, which includes transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the MirImmune acquisition. The Company did not have acquired in-process research and development expense for the three months ended March 31, 2016.

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

Income Tax

The following table summarizes the Company’s income tax for the periods indicated, in thousands:

	Three Months Ended March 31,
	2017	2016
Income tax benefit	$1,621	$—

For the three months ended March 31, 2017, we recognized an income tax benefit of $1,621,000 for the tax-related impact of the Company’s acquisition of MirImmune Inc. on January 6, 2017. There was no income tax expense or benefit during the three months ended March 31, 2016.

Liquidity and Capital Resources

On December 18, 2014, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10.8 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Under the LPC Purchase Agreement, the Company sold a total of 7,000 shares of common stock to LPC for net proceeds of approximately $216,000. The LPC Purchase Agreement expired on April 17, 2017.

On December 21, 2016, the Company closed an underwritten public offering (the “Offering”) of (i) 379,777 Class A Units, at a public offering price of $9.00 per unit, consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock at an exercise price of $9.00 per share (the “Warrants”) and (ii) 8,082 Class B Units, at a public offering price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which was convertible into 111.11 shares of common stock, and 111.11 Warrants. The Class A Units include an additional 166,667 Class A Units pursuant to the exercise by the underwriters of their over-allotment option. The total net proceeds of the Offering, including the exercise of the over-allotment option, were $10,051,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $2,799,000 for the three months ended March 31, 2017 compared with $2,925,000 for the three months ended March 31, 2016. The decrease in cash used in operating activities was primarily due to an increase in net loss of $3,229,000 offset by changes in non-cash expenses of $2,807,000 primarily driven by acquired in-process research and development expense related to the fair value of consideration given and the tax-related impact resulting from the acquisition of MirImmune in January 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, the end of the period covered by our Original Form 10-Q. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Subsequently, in connection with the preparation of our Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, reassessed the effectiveness of the Company’s internal control over financial reporting. In connection with this assessment, we identified a material weakness, as described below, in our internal control over financial reporting as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness, identified below, management concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective.

Inadequate and ineffective controls over accounting for income taxes

We did not have adequate design or operation of controls that provide reasonable assurance on a timely basis that the accounting for income taxes, including the related financial statement disclosures, were in accordance with U.S. generally accepted accounting principles. On an annual basis, we engage and rely upon third-party tax accountants to provide technical expertise with respect to complex tax accounting matters to assist us in maintaining adequate controls that provide reasonable assurance as to the complete and accurate recording and disclosure of deferred taxes due to differences in accounting treatment for book and tax purposes and other tax-related matters in our financial statements.

Our previously reported results prior to this amendment did not include the contemplation of deferred taxes based on the different book basis and tax basis for the acquisition of MirImmune. The acquisition resulted in an increase of $1.6 million to acquired in-process research and development expense and a corresponding $1.6 million income tax benefit resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference, which were not accounted for properly. Our condensed consolidated financial statements for the quarter ended March 31, 2017 included in this Form 10-Q/A have been restated to include this adjustment to reflect the tax-related impact of the acquisition of MirImmune. This adjustment did not affect previously reported net loss or operating cash flows and had no impact on the Company’s balance sheet.

Remediation Plans

Management is committed to remediating the material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weakness in internal control over financial reporting relating to accounting for income taxes. Management’s planned actions to address the material weakness include:

•	Increased involvement on a quarterly basis of our third-party tax accountants dedicated to determining the appropriate accounting for material and complex tax transactions in a timely manner;

•	Review of tax accounting process to identify and implement enhanced tax accounting processes and related internal control procedures; and

•	Establishing additional training and education programs for financial personnel responsible for income tax accounting.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. We continuously seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Date: March 26, 2018