Form 10-Q/A
period 2017-06-30
RXi Pharmaceuticals Corp
filed 2018-03-26
CIK 1533040

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

EXPLANATORY NOTE

RXi Pharmaceuticals Corporation (“we,” “our,” “us” and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as originally filed with the Securities and Exchange Commission on August 10, 2017. (the “Original Form 10-Q”):

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

The purpose of this amendment is to restate our previously reported results for the quarter ended June 30, 2017 to include the accounting for the tax-related impact of the Company’s acquisition of MirImmune Inc. (“MirImmune”) on January 6, 2017. Our results did not include the contemplation of deferred taxes based on the different book basis and tax basis for the acquisition of MirImmune. The acquisition resulted in an increase of $1.6 million to acquired in-process research and development expense and a corresponding $1.6 million income tax benefit resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference, which were not accounted for properly. The condensed consolidated financial statements for the quarter ended June 30, 2017 included in this Form 10-Q/A have been restated to include this adjustment to reflect the tax-related impact of the acquisition of MirImmune. This adjustment does not affect previously reported net loss or operating cash flows, although certain adjustments have been made in our condensed consolidated statement of cash flows to correspond to the income statement adjustment as described in Note 2 of the notes to our condensed consolidated financial statements included in this filing, and has no impact on the Company’s balance sheet. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,702	$12,906
Restricted cash	50	50
Prepaid expenses	337	150

Total current assets	8,089	13,106
Property and equipment, net	275	114
Notes receivable	—	150
Other assets	27	27

Total assets	$8,391	$13,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$917
Accrued expenses	1,713	1,625

Total current liabilities	2,454	2,542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series B convertible preferred stock, par value; 8,100 shares authorized; 5,737 shares issued and outstanding at December 31, 2016	—	3,525
Series C convertible preferred stock, par value; 1,800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,324,621 and 1,300,318 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	80,010	73,429
Accumulated deficit	(74,073)	(66,099)

Total stockholders’ equity	5,937	10,855

Total liabilities and stockholders’ equity	$8,391	$13,397

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$—	$9	$—	$19
Operating expenses:
Research and development	1,329	1,339	2,676	2,644
Acquired in-process research and development	85	—	4,696	—
General and administrative	1,100	885	2,223	1,835

Total operating expenses	2,514	2,224	9,595	4,479

Operating loss	(2,514)	(2,215)	(9,595)	(4,460)

Other income (expense):
Interest income, net	—	4	—	11
Other income (expense), net	—	(1)	—	6

Total other income	—	3	—	17

Loss before income taxes	(2,514)	(2,212)	(9,595)	(4,443)
Income tax benefit	—	—	1,621	—
Net loss	$(2,514)	$(2,212)	$(7,974)	$(4,443)

Net loss per common share:
Basic and diluted	$(1.12)	$(3.38)	$(3.71)	$(6.80)

Weighted average common shares: basic and diluted	2,238,836	653,484	2,148,477	653,484

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,974)	$(4,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	28
Non-cash stock-based compensation	233	521
Acquired in-process research and development	4,696	—
Deferred taxes	(1,621)	—
Value of non-marketable equity securities recognized as revenue	—	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(187)	(166)
Accounts payable	(378)	(866)
Accrued expenses	88	150

Net cash used in operating activities	(5,116)	(4,785)
Cash flows from investing activities:
Purchase of short-term investments	—	(2,000)
Maturities of short-term investments	—	5,500
Cash acquired in MirImmune Inc. acquisition	100	—
Cash paid for purchase of property and equipment	(188)	—

Net cash (used in) provided by investing activities	(88)	3,500
Net decrease in cash, cash equivalents and restricted cash	(5,204)	(1,285)
Cash, cash equivalents and restricted cash at the beginning of period	12,956	5,167

Cash, cash equivalents and restricted cash at the end of period	$7,752	$3,882

Supplemental disclosure of non-cash investing and financing activities:
Conversions of Series B convertible preferred stock into common stock	$3,525	$—

MirImmune Inc. Acquisition:
Cancellation of notes receivable with the acquisition of MirImmune Inc.	$150	$—

Accounts payable assumed with the acquisition of MirImmune Inc.	$5	$—

Fair value of securities issued in connection with the acquisition of MirImmune Inc.	$2,824	$—

Conversion of Series C convertible preferred stock into common stock	$816	$—

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

2. Significant Accounting Policies

Restatement of Consolidated Financial Statements

Our condensed consolidated statement of operations and our condensed consolidated statement of cash flows for the quarter ended June 30, 2017 have been restated to include the tax-related impact of the Company’s acquisition of MirImmune Inc. (“MirImmune”) on January 6, 2017. Our results did not include the contemplation of deferred taxes based on the different book basis and tax basis for the acquisition of MirImmune. The acquisition resulted in an increase to acquired in-process research and development expense and a corresponding income tax benefit resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference. This adjustment does not affect previously reported net loss or operating cash flows, although certain adjustments have been made in our condensed consolidated statement of cash flows to correspond to the income statement adjustment as noted below. The restatement did not impact our condensed consolidated statement of operations for the three months ended June 30, 2017. The following table summarizes the effects of our restatement on the six months ended June 30, 2017 resulting from the correction of this error.

	Six Months Ended June 30, 2017
	Previously Reported	Adjustment	Restated
	($ in thousands, except per share data)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Operating Expenses:
Research and development	$2,676	$—	$2,676
Acquired in-process research and development	3,075	1,621	4,696
General and administrative	2,223	—	2,223

Total operating expenses	7,974	1,621	9,595

Operating loss	(7,974)	(1,621)	(9,595)

Loss before income taxes	(7,974)	(1,621)	(9,595)
Income tax benefit	—	1,621	1,621

Net loss	$(7,974)	$—	$(7,974)

Net loss per common share: basic and diluted	$(3.71)	$—	$(3.71)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:
Cash flows from operating activities:
Net loss	$(7,974)	$—	$(7,974)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27	—	27
Non-cash stock-based compensation	233	—	233
Acquired in-process research and development	3,075	1,621	4,696
Deferred tax	—	(1,621)	(1,621)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(187)	—	(187)
Accounts payable	(378)	—	(378)
Accrued expenses	88	—	88

Net cash used in operating expenses	$(5,116)	$—	$(5,116)

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

During the three months ended June 30, 2017, the Company recorded $85,000 in in-process research and development expense related to the fair value of consideration for the holdback shares released. During the six months ended June 30, 2017, the Company recorded $4,696,000 in in-process research and development expense related to the fair value of consideration given, which includes transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the MirImmune acquisition.

The Company was restricted from converting any of the Series C Convertible Preferred Stock into common stock to the extent that such conversion was not approved by the Company’s stockholders in accordance with the stockholder approval requirements of NASDAQ Marketplace Rule 5635. On June 9, 2017, with the approval of the Company’s stockholders in accordance with the NASDAQ stockholder approval requirements, every ten shares of the Series C Convertible Preferred Stock outstanding were automatically converted into one share of common stock, such that there were no shares of Series C Convertible Preferred Stock issued or outstanding at June 30, 2017.

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

6. Stockholders’ Equity

Series B Convertible Preferred Stock — The Company’s remaining shares of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”) outstanding at December 31, 2016 were fully converted into 637,445 shares of common stock of the Company during the first quarter of 2017, such that there are no shares of Series B Convertible Preferred Stock issued or outstanding at June 30, 2017.

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

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 275,036 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock. The Company was restricted from converting any of the Series C Convertible Preferred Stock into common stock to the extent that such conversion was not approved by the Company’s stockholders in accordance with the stockholder approval requirements of NASDAQ Marketplace Rule 5635. On June 9, 2017, with the approval of the Company’s stockholders in accordance with the NASDAQ stockholder approval requirements, every ten shares of the Series C Convertible Preferred Stock outstanding were automatically converted into one share of common stock, such that there were no shares of Series C Convertible Preferred Stock issued or outstanding at June 30, 2017. Please refer to Note 4 for further details on the shares issued in connection with the acquisition of MirImmune.

Warrants — The following table summarizes the Company’s outstanding warrants at June 30, 2017:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$52.00	130,007	June 2, 2020
$9.00	1,277,993	December 21, 2021

Total warrants outstanding	1,408,000

During the three months ended June 30, 2017, 46 of the Company’s outstanding warrants with an exercise price of $390.00 expired.

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

The weighted average fair value of options granted during the three months ended June 30, 2017 was $4.70. There were no options granted during the three months ended June 30, 2016. The weighted average fair value of options granted during the six months ended June 30, 2017 and 2016 was $4.90 and $21.50, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the six months ended June 30, 2017:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	37,444	$272.90
Granted	32,838	6.90
Exercised	—	—
Cancelled	(2,537)	262.80

Balance at June 30, 2017	67,745	$144.30	$—

Exercisable at June 30, 2017	32,831	$281.50	$—

The Company recorded stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 as follows, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$40	$88	$73	$160
General and administrative	79	139	160	361

Total stock-based compensation	$119	$227	$233	$521

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

8. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2017	2016
Options to purchase common stock	67,745	38,996
Warrants to purchase common stock	1,408,000	255,697

Total	1,475,745	294,693

9. Subsequent Events

On August 8, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company issued 45,000 shares of common stock to LPC as a commitment fee.

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

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, RXi Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“RXi Merger Sub”), MirImmune Inc. (“MirImmune”), the stockholders of MirImmune set forth on the signature pages thereto (each a “Seller” and collectively, the “Sellers”), and Alexey Wolfson, Ph.D., in his capacity as the Sellers’ Representative. Pursuant to the Stock Purchase Agreement, the Company acquired from the Sellers all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 275,036 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). On June 9, 2017, with the approval of the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635, every ten shares of the Company’s Series C Convertible Preferred Stock outstanding were automatically converted into one share of common stock, such that no shares of Series C Convertible Preferred Stock remained issued or outstanding.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$—	$9	$—	$19
Operating expenses	(2,514)	(2,224)	(9,595)	(4,479)
Operating loss	(2,514)	(2,215)	(9,595)	(4,460)
Income tax benefit	—	—	1,621	—
Net loss	(2,514)	(2,212)	(7,974)	(4,443)

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

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,329	$1,339	$2,676	$2,644
Acquired in-process research and development	85	—	4,696	—
General and administrative	1,100	885	2,223	1,835

Total operating expenses	$2,514	$2,224	$9,595	$4,479

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

During the three months ended June 30, 2017, the Company recorded $85,000 in in-process research and development expense related to the fair value of consideration for the holdback shares released. During the six months ended June 30, 2017, the Company recorded $4,696,000 in in-process research and development expense related to the fair value of consideration given, which includes transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the MirImmune acquisition.

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

Income Tax

The following table summarizes the Company’s income tax for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax benefit	$—	$—	$1,621	$—

For the six months ended June 30, 2017, we recognized an income tax benefit of $1,621,000 for the tax-related impact of the Company’s acquisition of MirImmune Inc. on January 6, 2017. There was no income tax expense or benefit during the three months ended June 30, 2017 and the three months and six months ended June 30, 2016.

Liquidity and Capital Resources

On December 18, 2014, the Company entered into a purchase agreement (the “2014 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $10.8 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2014 Purchase Agreement. The 2014 Purchase Agreement expired on April 17, 2017. Under the 2014 Purchase Agreement, the Company sold a total of 7,000 shares of common stock to LPC for net proceeds of approximately $216,000.

On December 21, 2016, the Company closed an underwritten public offering (the “Offering”) of (i) 379,777 Class A Units, at a public offering price of $9.00 per unit, consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock at an exercise price of $9.00 per share (the “Warrants”) and (ii) 8,082 Class B Units, at a public offering price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”), which was convertible into 111.11 shares of common stock, and 111.11 Warrants. The Class A Units include an additional 166,667 Class A Units pursuant to the exercise by the underwriters of their over-allotment option. The total net proceeds of the Offering, including the exercise of the over-allotment option, were $10,051,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $5,116,000 for the six months ended June 30, 2017, compared with $4,785,000 for the six months ended June 30, 2016. The increase in cash used in operating activities was primarily due to an increase in net loss of $3,531,000, offset by changes in non-cash expenses of $2,795,000 primarily driven by in-process research and development expense related to the fair value of consideration given and the tax-related impact resulting from the acquisition of MirImmune in January 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, the end of the period covered by our Original Form 10-Q. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Subsequently, in connection with the preparation of our Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, reassessed the effectiveness of the Company’s internal control over financial reporting. In connection with this assessment, we identified a material weakness, as described below, in our internal control over financial reporting as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness, identified below, management concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective.

Inadequate and ineffective controls over accounting for income taxes

We did not have adequate design or operation of controls that provide reasonable assurance on a timely that the accounting for income taxes, including the related financial statement disclosures, were in accordance with U.S. generally accepted accounting principles. On an annual basis, we engage and rely upon third-party tax accountants to provide technical expertise with respect to complex tax accounting matters to assist us in maintaining adequate controls that provide reasonable assurance as to the complete and accurate recording and disclosure of deferred taxes due to differences in accounting treatment for book and tax purposes and other tax-related matters in our financial statements.

Our previously reported results prior to this amendment did not include the contemplation of deferred taxes based on the different book basis and tax basis for the acquisition of MirImmune. The acquisition resulted in an increase of $1.6 million to acquired in-process research and development expense and a corresponding $1.6 million income tax benefit resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference, which were not accounted for properly. Our condensed consolidated financial statements for the quarter ended June 30, 2017 included in this Form 10-Q/A have been restated to include this adjustment to reflect the tax-related impact of the acquisition of MirImmune. This adjustment did not affect previously reported net loss or operating cash flows and had no impact on the Company’s balance sheet.

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