Form 10-Q/A
period 2017-09-30
RXi Pharmaceuticals Corp
filed 2018-03-26
CIK 1533040

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

EXPLANATORY NOTE

RXi Pharmaceuticals Corporation (“we,” “our,” “us” and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as originally filed with the Securities and Exchange Commission on November 8, 2017. (the “Original Form 10-Q”):

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

The purpose of this amendment is to restate our previously reported results for the quarter ended September 30, 2017 to include the accounting for the tax-related impact of the Company’s acquisition of MirImmune Inc. (“MirImmune”) on January 6, 2017. Our results did not include the contemplation of deferred taxes based on the different book basis and tax basis for the acquisition of MirImmune. The acquisition resulted in an increase of $1.6 million to acquired in-process research and development expense and a corresponding $1.6 million income tax benefit resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference, which were not accounted for properly. The condensed consolidated financial statements for the quarter ended September 30, 2017 included in this Form 10-Q/A have been restated to include this adjustment to reflect the tax-related impact of the acquisition of MirImmune. This adjustment does not affect previously reported net loss or operating cash flows, although certain adjustments have been made in our condensed consolidated statement of cash flows to correspond to the income statement adjustment as described in Note 2 of the notes to our condensed consolidated financial statements included in this filing, and has no impact on the Company’s balance sheet. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,416	$12,906
Restricted cash	50	50
Prepaid expenses	271	150

Total current assets	5,737	13,106
Property and equipment, net	269	114
Notes receivable	—	150
Other assets	27	27

Total assets	$6,033	$13,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$702	$917
Accrued expenses	1,901	1,625

Total current liabilities	2,603	2,542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series B convertible preferred stock, par value; 8,100 shares authorized; 5,737 shares issued and outstanding at December 31, 2016	—	3,525
Series C convertible preferred stock, par value; 1,800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,369,733 and 1,300,318 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	79,979	73,429
Accumulated deficit	(76,549)	(66,099)

Total stockholders’ equity	3,430	10,855

Total liabilities and stockholders’ equity	$6,033	$13,397

The accompanying notes are an integral part of these financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$—	$—	$—	$19
Operating expenses:
Research and development	1,490	1,464	4,166	4,108
Acquired in-process research and development	—	—	4,696	—
General and administrative	986	752	3,209	2,587

Total operating expenses	2,476	2,216	12,071	6,695

Operating loss	(2,476)	(2,216)	(12,071)	(6,676)

Other income (expense):
Interest income, net	—	4	—	15
Other income (expense), net	—	—	—	6

Total other income	—	4	—	21

Loss before income taxes	(2,476)	(2,212)	(12,071)	(6,655)
Income tax benefit	—	—	1,621	—
Net loss	$(2,476)	$(2,212)	$(10,450)	$(6,655)

Net loss per common share:
Basic and diluted	$(1.05)	$(3.36)	$(4.71)	$(10.16)

Weighted average common shares: basic and diluted	2,351,144	657,609	2,216,775	654,869

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

3. Significant Accounting Policies

Restatement of Consolidated Financial Statements

Our condensed consolidated statement of operations and our condensed consolidated statement of cash flows for the quarter ended September, 2017 have been restated to include the tax-related impact of the Company’s acquisition of MirImmune Inc. (“MirImmune”) on January 6, 2017. Our results did not include the contemplation of deferred taxes based on the different book basis and tax basis for the acquisition of MirImmune. The acquisition resulted in an increase to acquired in-process research and development expense and a corresponding income tax benefit resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference. This adjustment does not affect previously reported net loss or operating cash flows, although certain adjustments have been made in our condensed consolidated statement of cash flows to correspond to the income statement adjustment as noted below. The restatement did not impact our condensed consolidated statement of operations for the three months ended September 30, 2017. The following table summarizes the effects of our restatement on the nine months ended September 30, 2017 resulting from the correction of this error.

	Nine Months Ended September 30, 2017
	Previously Reported	Adjustment	Restated
	($ in thousands, except per share data)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Operating Expenses:
Research and development	$4,166	$—	$4,166
Acquired in-process research and development	3,075	1,621	4,696
General and administrative	3,209	—	3,209

Total operating expenses	10,450	1,621	12,071

Operating loss	(10,450)	(1,621)	(12,071)

Loss before income taxes	(10,450)	(1,621)	(12,071)
Income tax benefit	—	1,621	1,621

Net loss	$(10,450)	$—	$(10,450)

Net loss per common share: basic and diluted	$(4.71)	$—	$(4.71)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:
Cash flows from operating activities:
Net loss	$(10,450)	$—	$(10,450)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	48	—	48
Non-cash stock-based compensation	276	—	276
Acquired in-process research and development	3,075	1,621	4,696
Deferred tax	—	(1,621)	(1,621)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(121)	—	(121)
Accounts payable	(417)	—	(417)
Accrued expenses	276	—	276

Net cash used in operating expenses	$(7,313)	$—	$(7,313)

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

During the nine months ended September 30, 2017, the Company recorded $4,696,000 in in-process research and development expense related to the fair value of consideration given, which includes transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the MirImmune acquisition.

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

Lincoln Park Capital Fund, LLC — On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2017 Purchase Agreement. As a commitment fee for entering into the 2017 Purchase Agreement, the Company issued to LPC 45,000 shares of Company common stock (the “Commitment Shares”). The Commitment Shares had a value per share of $5.80 and were recorded as a cost of capital. The Company intends to use the net proceeds from the 2017 Purchase Agreement for working capital and general corporate purposes. There have been no purchases under the 2017 Purchase Agreement as of September 30, 2017.

Warrants — The following table summarizes the Company’s outstanding warrants at September 30, 2017:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$52.00	130,007	June 2, 2020
$9.00	1,277,993	December 21, 2021

Total warrants outstanding	1,408,000

During the second quarter of 2017, outstanding warrants for the purchase of 46 shares of the Company’s common stock with an exercise price of $390.00 expired.

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

The weighted average fair value of options granted during the three months ended September 30, 2017 and 2016 was $4.90 and $22.70, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2017 and 2016 was $4.90 and $21.50, respectively.

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

The following table summarizes the activity of Company’s stock option plan for the nine months ended September 30, 2017:

	Total Number of Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	37,444	$272.90
Granted	33,038	6.90
Exercised	—	—
Cancelled	(17,382)	44.80

Balance at September 30, 2017	53,100	$182.00	$—

Exercisable at September 30, 2017	35,495	$262.10	$—

The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$7	$52	$80	$212
General and administrative	36	76	196	437

Total stock-based compensation	$43	$128	$276	$649

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

9. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2017	2016
Options to purchase common stock	53,100	39,096
Warrants to purchase common stock	1,408,000	130,046

Total	1,461,100	169,142

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

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, RXi Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“RXi Merger Sub”), MirImmune Inc. (“MirImmune”), the stockholders of MirImmune set forth on the signature pages thereto (each a “Seller” and collectively, the “Sellers”), and Alexey Wolfson, Ph.D., in his capacity as the Sellers’ Representative. Pursuant to the Stock Purchase Agreement, the Company acquired from the Sellers all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 275,036 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock of the Company (the “Series C Convertible Preferred Stock”). On June 9, 2017, with the approval of the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635, every ten shares of Series C Convertible Preferred Stock outstanding were automatically converted into one share of common stock, such that no shares of Series C Convertible Preferred Stock remained issued or outstanding. On November 7, 2017, the Company filed a Certificate Eliminating the Series C Convertible Preferred Stock from the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. Please refer to Part II, Item 5 of this quarterly report on Form 10-Q for further discussion of the filing.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$—	$—	$—	$19
Operating expenses	(2,476)	(2,216)	(12,071)	(6,695)
Operating loss	(2,476)	(2,216)	(12,071)	(6,676)
Income tax benefit	—	—	1,621	—
Net loss	(2,476)	(2,212)	(10,450)	(6,655)

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

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,490	$1,464	$4,166	$4,108
Acquired in-process research and development	—	—	4,696	—
General and administrative	986	752	3,209	2,587

Total operating expenses	$2,476	$2,216	$12,071	$6,695

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

Acquired In-process Research and Development Expense

In January 2017, the Company acquired all of the issued and outstanding capital stock of MirImmune, a privately-held biotechnology company that was engaged in the development of cancer immunotherapies, in exchange for securities of the Company. During the nine months ended September 30, 2017, the Company recorded $4,696,000 in in-process research and development expense related to the fair value of consideration given, which includes transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the MirImmune acquisition. The Company did not have acquired in-process research and development expense for the three and nine months ended September 30, 2016 and the three months ended September 30, 2017.

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

For the nine months ended September 30, 2017, we recognized an income tax benefit of $1,621,000 for the tax-related impact of the Company’s acquisition of MirImmune Inc. on January 6, 2017. There was no income tax expense or benefit during the three months ended September 30, 2017 and the three months and nine months ended September 30, 2016.

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

On August 8, 2017, the Company entered into the 2017 Purchase Agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the 2017 Purchase Agreement. As a commitment fee for entering into the 2017 Purchase Agreement, the Company issued to LPC 45,000 shares of Company common stock at a value per share of $5.80. As of September 30, 2017, there have been no purchases under the 2017 Purchase Agreement.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $7,313,000 for the nine months ended September 30, 2017, compared with $6,388,000 for the nine months ended September 30, 2016. The increase in cash used in operating activities was primarily due to an increase in net loss of $3,795,000, offset by changes in non-cash expenses of $2,718,000 mainly driven by in-process research and development expense related to the fair value of consideration given and the tax-related impact resulting from the acquisition of MirImmune in January 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, the end of the period covered by our Original Form 10-Q. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Subsequently, in connection with the preparation of our Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, reassessed the effectiveness of the Company’s internal control over financial reporting. In connection with this assessment, we identified a material weakness, as described below, in our internal control over financial reporting as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness, identified below, management concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

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

Our previously reported results prior to this amendment did not include the contemplation of deferred taxes based on the different book basis and tax basis for the acquisition of MirImmune. The acquisition resulted in an increase of $1.6 million to acquired in-process research and development expense and a corresponding $1.6 million income tax benefit resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference, which were not accounted for properly. Our condensed consolidated financial statements for the quarter ended September 30, 2017 included in this Form 10-Q/A have been restated to include this adjustment to reflect the tax-related impact of the acquisition of MirImmune. This adjustment did not affect previously reported net loss or operating cash flows and had no impact on the Company’s balance sheet.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference Herein
	Description	Form	Date

3.1	Certificate Eliminating the Series B Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation*	Quarterly Report on Form 10-Q (File No. 001-36304)	November 8, 2017

3.2	Certificate Eliminating the Series C Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation*	Quarterly Report on Form 10-Q (File No. 001-36304)	November 8, 2017

10.1	Purchase Agreement, dated August 8, 2017, between RXi Pharmaceuticals Corporation and Lincoln Park Capital Fund, LLC	Registration Statement on Form S-1 (File No. 333-220062)	August 18, 2017

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (2) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016; (3) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: March 26, 2018