Form 10-K
period 2017-12-31
RXi Pharmaceuticals Corp
filed 2018-03-26
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for any such shorter time that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2017, was $13,542,277. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2018, RXi Pharmaceuticals Corporation had 2,594,962 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in this Annual Report on Form 10-K under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

PART I

Unless otherwise noted, (1) the term “RXi” refers to RXi Pharmaceuticals Corporation and our subsidiary, MirImmune, LLC and (2) the terms “Company,” “we,” “us” and “our” refer to the ongoing business operations of RXi and MirImmune, LLC, whether conducted through RXi or MirImmune, LLC.

ITEM 1.	BUSINESS

Overview

RXi Pharmaceuticals Corporation is a biotechnology company focused on discovering and developing immuno-oncology therapeutics to treat cancer based on our self-delivering RNAi (“sd-rxRNA®”) platform. Our sd-rxRNA compounds do not require a delivery vehicle to penetrate the cell and are designed to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. This provides RXi with a distinct advantage in adoptive cell therapy, the Company’s initial focus and approach to immuno-oncology.

Prior to our acquisition of MirImmune Inc. (“MirImmune”) in January 2017, the Company’s principal activities consisted of the preclinical and clinical development of our sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. With the acquisition of MirImmune, the Company completed a thorough review of its business operations, development programs and financial resources and made a strategic decision to focus solely on immuno-oncology to accelerate growth and in turn support a return on investment for its stockholders. As a result, the Company will seek to monetize its valuable dermatology and ophthalmology franchises through out-licensing or partnerships, thereby enabling a streamlined focus of the Company’s resources on the development of our immuno-oncology program, with a focus on adoptive cell transfer.

Our sd-rxRNA Platform

Introduction to RNAi

DNA carries the genetic information of a cell and consists of thousands of genes. Each gene is highly unique and acts as instructions for making protein molecules. Proteins perform important tasks and are required for the structure, function and regulation of the body’s tissues and organs. In order for proteins to be made, the genes are first transcribed into RNA and the RNA is then translated into proteins. Overall, RNA is involved in the synthesis, regulation and processing of proteins.

Diseases are often related to the wrong protein being made, excessive amounts of a specific protein being made, or the correct protein being made but at the wrong location or time. RNA interference (“RNAi’) is a biological process in which RNA molecules inhibit gene expression or translation into proteins by preventing certain RNA from being read. RNAi offers a novel approach to the drug development process because RNAi compounds can potentially be designed to target any one of the thousands of human genes, many of which are “undruggable” by other modalities. Supported by numerous gene-silencing reports and our own research, we believe that this sequence information can be used to design RNAi compounds to interfere with the expression of almost any specific gene.

Our RNAi Therapeutic Platform

The first design of RNAi compounds to be pursued for the development of human therapeutics were short, double-stranded RNAs that included limited modifications, known as small-interfering RNA (“siRNA”). Since the initial discovery of RNAi, drug delivery has been the primary challenge in developing RNAi-based therapeutics. One conventional solution to the delivery problem involves encapsulation of siRNA into a lipid-based particle, such as a liposome, to improve circulation time and cellular uptake.

RXi Pharmaceuticals Corporation overcame the early challenges associated with RNAi-based therapeutics by developing an alternative approach where delivery and drug-like properties were built directly into the RNAi compound itself. These novel compounds are termed self-delivering RNAi compounds, or sd-rxRNA. sd-rxRNAs are hybrid oligonucleotide compounds that the Company believes combines the beneficial properties of both conventional RNAi and antisense technologies. Traditional, single-stranded antisense compounds have favorable tissue distribution and cellular uptake properties. However, they do not have the intracellular potency that is a hallmark of double-stranded RNAi compounds. Conversely, the duplex structure and hydrophilic character of traditional RNAi compounds results in poor tissue distribution and cellular uptake. In an attempt to combine the best properties of both technologies, sd-rxRNA have a single-stranded phosphorothioate region, a short duplex region, and contain a variety of nuclease-stabilizing and lipophilic chemical modifications. The combination of these features allows sd-rxRNA to achieve efficient spontaneous cellular uptake and potent, long-lasting intracellular activity.

We believe that our next generation sd-rxRNA compounds offer significant advantages over siRNAs used by other companies developing RNAi therapeutics, highlighted by the following characteristics:

•	Efficient cellular uptake in the absence of a delivery vehicle;

•	Potent RNAi activity;

•	More resistant to nuclease degradation than unmodified oligonucleotides;

•	Able to suppress long non-coding RNAs, both in cytoplasm and the nucleus;

•	Readily manufactured;

•	Potentially more specific for the target gene; and

•	Reduced immune side effects compared to classic siRNA.

The route by which an RNAi therapeutic is brought into contact with the body depends on the intended organ or tissue to be treated. Delivery routes can be simplified into two major categories: (1) local (when a drug is delivered directly to the tissue of interest); and (2) systemic (when a drug accesses the tissue of interest through the circulatory system). The key to therapeutic success with RNAi lies in delivering intact RNAi compounds to the target tissue and the interior of the target cells. To accomplish this, we developed a comprehensive platform that includes chemically synthesized RNAi compounds that are optimized for stability and efficacy and have unique properties that improve tissue and cell uptake. To date, we have shown safety and efficacy in a clinical setting with our sd-rxRNA compound RXI-109 using a local delivery approach via direct injection in the skin and eye with no additional delivery vehicle required.

In adoptive cell transfer (“ACT”), immune cells are isolated from specific patients or retrieved from allogeneic immune cell banks. The immune cells are then expanded and modified before being returned and used to treat the same patient. We believe our sd-rxRNA compounds are ideally suited to be used in combination with ACT, in order to make these immune cells more effective. Our approach involves the treatment of the immune cells with our sd-rxRNA compounds during the expansion and modification phase. Because our sd-rxRNA compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance these cells (for example by inhibiting the expression of immune checkpoint genes) by merely adding our sd-rxRNA compounds during their expansion process. After enhancing these cells ex-vivo, they are returned to the patient for treatment. In various types of immune cells tested to date, the sd-rxRNA treatment results in potent silencing while maintaining close to 100% transfection efficiency and nearly full cell viability.

Our Pipeline

THERAPEUTICS	Target	Indication	Discovery	Pre-Clinical	Phase 1	Phase 2	Phase 3
RXI-109	CTGF	Dermal Scarring					
		Retinal Scarring					
		Corneal Scarring					
RXI-762	PD-1*	Immuno-oncology Solid tumors					
RXI-804	TIGIT*	Immuno-oncology Solid tumors					
Other Checkpoints	Multiple*	Immuno-oncology Solid Tumors					
Cell Differentiation	Multiple*	Immuno-oncology Blood Cancers and Solid Tumors					
Samcyprone™	Small molecule DPCP	Cutaneous Warts					

*In ACT

CONSUMER PRODUCTS	Target	Application	Functional and Safety Testing	Consumer / User Testing
RXI-231	Tyrosinase	Uneven skin tone / pigmentation		
RXI-185	MMP1	Wrinkles / skin laxity

Our Immuno-Oncology Pipeline

In January 2017, the Company entered into a Stock Purchase Agreement pursuant to which it acquired 100% of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 275,036 shares of common stock of the Company and 1,118,224 shares of the Company’s Series C Convertible Preferred Stock. With the approval of the Company’s stockholders at our 2017 Annual Meeting of Stockholders, every ten shares of the Series C Convertible Preferred Stock outstanding were automatically converted into one share of common stock.

Prior to our acquisition of MirImmune, the Company’s principal activities consisted of the preclinical and clinical development of our sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. With the acquisition of MirImmune, the Company completed a thorough review of its business operations, development programs and financial resources and made a strategic decision to focus the Company’s development portfolio solely on the field of immuno-oncology, with a near term emphasis on ACT. The Company believes this will accelerate growth and, in turn, support a return on investment for its stockholders.

ACT includes a number of different types of immunotherapy treatments. These treatments all use immune cells, such as T-cells, that are grown in a lab to large numbers, followed by administering them to the body to fight the cancer cells. Sometimes, immune cells that naturally recognize a tumor are used, while other times immune cells are modified or “engineered” to make them recognize and kill the cancer cells. There are several types of ACT, including: a.) endogenous cell therapy in which immune cells are grown from the patient’s tumor or blood, such as tumor infiltrating lymphocytes (“TILs”) and natural killer (“NK”) cells, and b.) engineered T-cells in which T-cells are genetically modified to recognize specific tumor proteins and to remain in an activated state (such as CAR T-cells and TCRs).

Our approach to immunotherapy builds on well-established methodologies of ACT. As shown below, immune cells are isolated from specific patients or retrieved from allogeneic immune cell banks and then expanded and sometimes processed to express tumor-binding receptors. Our method introduces a new and important step in ex vivo processing of immune cells. This step uses our sd-rxRNA technology to reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our sd-rxRNA technology we can reduce the expression of immunosuppressive receptors or proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells.

Our method provides some key advantages. One major advantage is that pre-treatment with our targeted compounds allows multiple immune checkpoints to be attenuated within the same therapeutic cell, an improvement which could dramatically increase their tumor cell killing capability. In addition, these therapeutic immune cells may lack some known side effects associated with the checkpoint inhibitor toxicity, while potentially improving efficacy over current immunotherapy approaches.

The main issue with ACT is that the cells are very susceptible to the cancer signals that turn down the immune response. Also, continuous activation of these cells causes them to become exhausted. These factors, among others, may reduce their efficacy and lifespan. A technology that can reprogram the immune cells using ACT is of key interest now in the immuno-oncology world. We believe that our sd-rxRNA therapeutics are uniquely positioned in the immuno-oncology field for the following reasons:

•	Best RNAi therapeutic for ACT, as our sd-rxRNA compounds do not need facilitated delivery (mechanical or formulation);

•	Can target multiple genes (i.e., multiple immunosuppression pathways) in a single therapeutic entity;

•	Demonstrated efficient uptake of sd-rxRNA to immune cells;

•	Silencing by sd-rxRNA has a long-term effect in vivo;

•	Clinical proven safety of sd-rxRNA; and

•	Established current good manufacturing practices (“cGMP”).

We currently have discovery and preclinical programs to develop our sd-rxRNA targeting PD-1, TIGIT and other undisclosed checkpoints in ACT for treatment of solid tumors. We are also developing sd-rxRNA against multiple undisclosed targets that influence cell differentiation and metabolism for use in ACT to treat hematologic cancers and solid tumors.

Our most advanced immuno-oncology programs are RXI-762 and RXI-804, sd-rxRNA compounds that suppress the expression of immune checkpoint proteins PD-1 and TIGIT, respectively, which, when used in ACT, can result in an improved efficacy to the targeted tumors. In August 2017, the Company announced the selection of these two sd-rxRNA compounds for preclinical development in ACT for solid tumors. We expect to enter clinical development with RXI-762 as part of an ACT therapy for solid tumors within the next 12 – 18 months.

We are advancing these compounds and our other discovery and preclinical ACT compounds towards clinical development, both independently and with our strategic collaborations. We plan to focus our internal resources on therapeutic areas where research and development is appropriate for the size and financial resources of the Company and to secure partners in therapeutic areas with the requisite expertise and resources to advance our product and research candidates through clinical development. We have established the following collaborations with several cancer research institutions and companies:

The Company is collaborating with the Center for Cancer Immune Therapy (CCIT) at Herlev Hospital, a leading European center for use of TILs for ACT, to evaluate the potential of our sd-rxRNA technology platform in TILs for use in treatment for a number of cancer types, including melanoma and ovarian cancer. CCIT has carried out numerous clinical trials based on a direct translation of the discoveries from the laboratory.

Gustave Roussy is a leading comprehensive cancer center in Europe. Our collaborative research agreement is evaluating the potential of our sd-rxRNA technology platform for use in cancer treatments. The agreement covers research to design and evaluate our sd-rxRNA compounds in a human xenograft model. If the results are positive, this may lead to further development of these compounds for treatment of cancer.

Medigene AG is a German biotechnology company developing highly innovative, complementary treatment platforms to target various types and stages of cancer. Medigene AG’s concentration is on the development of personalized T-cell-based immunotherapies. We are exploring the potential synergies of our sd-rxRNA technology in combination with Medigene’s recombinant TCRs to develop modified T-cells with enhanced efficacy and/or safety with the ultimate goal to further improve Medigene’s T-cell therapies for the treatment of cancer patients. The research teams at each company will work closely together to explore potential advantages of transient down regulation of certain genes to prevent negative regulation of T-cells expressing a recombinant TCR directed against a predefined tumor antigen. The two complementing technologies could lead to synergistic effects that might further sharpen and improve the therapeutic effects of Medigene’s receptor modified T-cells.

Our preclinical research collaboration with PCI Biotech is evaluating the compatibility and synergy of our sd-rxRNA with PCI Biotech’s fimaNAc technology based on in vivo studies. The Company is evaluating the results from this research collaboration to explore the potential for a further partnership.

One aspect of our ongoing strategy is to build upon these current collaborations to add additional partnerships to our immuno-oncology pipeline. If results from these collaborations and others are positive, the synergies between the Company’s technology and its partners technology and expertise may provide multiple avenues for human clinical testing of the Company’s sd-rxRNA compounds in ACT within the next 12 – 18 months.

Prior to our acquisition of MirImmune, they used our sd-rxRNA technology to demonstrate in vitro that multiple sd-rxRNA compounds can be used alone or in combination to target and silence extracellular and intracellular checkpoints in immune cells. Additional in vitro data demonstrated that PD-1 silencing by sd-rxRNA in patient-derived TILs resulted in enhanced killing of melanoma tumor cells from the same patient in culture. MirImmune also showed in a mouse model of human ovarian cancer that in vivo treatment with mesothelin-targeting CAR T-cells transfected with a PD-1 targeting sd-rxRNA significantly reduced the rate of tumor growth as compared to vehicle control. Furthermore, the silencing of PD-1 in the CAR T-cells isolated from these tumors persisted for at least one month.

We have demonstrated silencing of a number of undisclosed immunosuppressive targets in NK cells using our sd-rxRNA compounds. This adds to a remarkable set of immune checkpoint modulation studies in human T-cells, including CAR T-cells and TILs. In immune cells tested to date, sd-rxRNA treatment results in potent silencing while maintaining close to 100% transfection efficiency and nearly full cell viability. Moreover, the silencing effect has been validated in a number of clinically used cell treatment protocols.

We have identified lead sd-rxRNA compounds for each of several different checkpoints, including PD-1, TIGIT, CTLA-4 and other extracellular and intracellular targets. We are continuing to build on the work in immuno-oncology that MirImmune began, and we are initially focusing on furthering our efforts to inhibit checkpoints with CAR T-cell therapy and TILs in melanoma and ovarian cancer.

Our Dermatology and Ophthalmology Pipelines

In January 2018, the Company announced that its business strategy will focus solely on immuno-oncology therapeutics utilizing our proprietary sd-rxRNA technology. The Company plans to complete its current ongoing clinical trials in dermatology and ophthalmology with RXI-109 and Samcyprone™ and intends to partner and/or out-license these programs to continue the clinical development and commercialization. Successfully completing these transactions should allow the Company to monetize its valuable clinical assets to promote growth in our immuno-oncology focus area and extend our financial runway.

Dermatology Franchise

RXI-109 – Hypertrophic Scarring

The Company’s lead product candidate and first RNAi clinical product candidate, RXI-109, is a sd-rxRNA that commenced human clinical trials in 2012. RXI-109 is designed to reduce the expression of connective tissue growth factor (“CTGF”), a critical regulator of several biological pathways involved in fibrosis, including scar formation in the skin and eye. Two Phase 1 clinical trials completed by the Company demonstrated the safety and tolerability of RXI-109 in ascending single and multi-doses and also provided the first evidence of clinical activity in a surgical setting. The Phase 1 clinical trials provided the desired profile to enable the initiation of a Phase 2a clinical trial. Positive results from Study 1402, our Phase 2a clinical trial with RXI-109 in hypertrophic scars, were reported in December 2017. RXI-109 demonstrated an improved visual appearance for the treated scar over the control scar in one of the treatment arms. Statistically significant results were shown using the Investigator Scar Assessment Scale, which enables a structured clinical evaluation of scar quality, as well as using the Visual Analog Scale, a qualitative measure of overall scar appearance, for all follow-up time points in the same treatment arm. As an exploratory endpoint, patient reported outcome for scar ranking was evaluated. For the same treatment arm, 88% of the patients and 86% of the investigators indicated that the RXI-109 treated scar looked better over the control scar. RXI-109 was safe and well tolerated in all treatment arms. There were no drug-related serious adverse events and most other treatment emergent adverse events were those commonly found with intradermal injections, such as injection site pain and injection site erythema. RXI-109 can confidently be moved to Phase 2b of clinical development.

Samcyprone ™ — Warts

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

Study 1502, initiated in December 2015, included a sensitization phase in which a spot on the subject’s upper arm and one or more warts was treated with Samcyprone™. After being sensitized in this way, the subjects entered into the treatment phase where up to four warts were treated on a once weekly basis for ten weeks with a ten-fold lower concentration of Samcyprone™ than in the sensitization phase. During the trial, the warts were scored, photographed and measured to monitor the level of clearance.

In December 2016, the Company announced the results from a preliminary review of sensitization and wart clearance data from a subset of subjects that completed the ten-week treatment phase of Study 1502. Results showed that greater than 90% of the subjects demonstrated a sensitization response, a prerequisite to be able to develop a therapeutic response. Additionally, more than 60% of the subjects responded to the treatment by exhibiting either complete or greater than 50% clearance of all treated warts with up to ten weekly treatments. Samcyprone™ treatment has been generally safe and well tolerated and has had drug-related adverse events relating to local reactions, which are typically expected for this type of treatment due to the sensitization and challenge responses in the skin. The Company added a second cohort to the study to explore the opportunity to reduce the sensitization dose level, which will be more convenient to physicians and subjects. Enrollment and subject participation is complete and data analysis is currently ongoing. The Company expects to complete a readout of the final study before the end of the first half of 2018.

Cosmetic Development

Cosmetics are compounds that affect the appearance of the skin and make no preventative or therapeutic claims. These compounds may be developed more rapidly than therapeutics, therefore the path to market may be much shorter and less expensive. In October 2015, we announced the selection of lead sd-rxRNA compounds targeting tyrosinase (“TYR”) and collagenase (“MMP1”) as ingredients in the development of cosmetic products. TYR is a key enzyme in the synthesis of melanin. Melanin is produced by melanocytes and is the pigment that gives human skin, hair and eyes their color. The inhibition of TYR can play a key role in the management of skin conditions including cutaneous hyperpigmentation disorders such as lentigines (freckles, age spots and liver spots) and possibly melanoma. MMP1 is a key enzyme involved in the breakdown of extracellular matrix. Reduction of MMP1 may be beneficial in the treatment of skin aging disorders, arthritis, acne scarring, blistering skin disorders, corneal erosions, endometriosis and possibly cancer metastasis.

RXI-231 – Uneven Skin Tone and Pigmentation

RXI-231, an sd-rxRNA compound targeting TYR, is in development as a cosmetic ingredient that may improve the appearance of uneven skin tone and pigmentation. Three studies were performed under the consumer testing program. The first two studies in volunteers determined that the RXI-231 gel formulation does not cause irritation and sensitization when applied to the skin. The third study investigated the potential of RXI-231 to impact a skin melanin content (pigmentation) increase induced by UV exposure in a study design similar to one well documented in peer-reviewed journal articles and used by various cosmetic companies. Specific spectroscopic results showed that application of RXI-231 containing gel, as compared to a vehicle gel, can reduce a change of skin tone triggered by UV. These results not only validate our preclinical data about the effect of RXI-231 on skin pigmentation, but also provide important information on the capabilities of our proprietary topical formulation for the use of our sd-rxRNA based cosmetic ingredients in the consumer care space.

RXI-185 – Wrinkles and Skin Laxity

RXI-185, an sd-rxRNA compound targeting MMP1, is in development as a cosmetic ingredient that may improve the appearance of wrinkles or skin laxity. Results from studies by the Company have shown a pronounced reduction in MMP1 mRNA levels that correspond to a similar reduction in MMP1 enzyme activity in cell culture in vitro.

Ophthalmology Franchise

RXI-109 – Retinal Scarring

As in dermal scarring, RXI-109 can also be used to target CTGF in the eye, where CTGF is known to be involved in retinal scarring. Building on the work in our dermal clinical program, the Company initiated a Phase 1/2 clinical trial to evaluate the safety and clinical activity of RXI-109 in reducing the progression of retinal scarring. Study 1501 is a multi-dose, dose escalation study conducted in subjects with wet age-related macular degeneration (“AMD”) with evidence of subretinal fibrosis. Each subject received four doses of RXI-109 by intraocular injection at one-month intervals for a total dosing period of three months. The safety and tolerability of RXI-109, as well as the potential for clinical activity, was evaluated over the course of the study using numerous assessments to monitor the health of the retina and to assess visual acuity. To date, there have been no safety issues that would have precluded continuation of dosing. Enrollment and subject participation is complete and data analysis is currently ongoing. The Company expects to complete a readout of the final study in the first half of 2018.

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

We have also obtained rights to various patents and patent applications under licenses with third parties, which require us to pay royalties, milestone payments, or both. The degree of patent protection for biotechnology products and processes, including ours, remains uncertain, both in the United States and in other important markets, because the scope of protection depends on decisions of patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents or others, if obtained, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will stand if they are challenged in court. We assess our license agreements on an ongoing basis and may from time to time terminate licenses to technology that we do not intend to employ in our technology platforms, or in our product discovery or development activities.

Patents and Patent Applications

We are actively prosecuting 36 patent families covering our compounds and technologies, including sd-rxRNA for use in ACT for the treatment of cancer, RXI-109 and Samcyprone™. A combined summary of these patents and patent applications is set forth below in the following table:

	Pending Applications	Issued Patents
United States	25	32
Canada	12	1
Europe	17	34
Japan	10	9
Other Markets	19	9

Our RNAi portfolio includes 84 issued patents, 23 of which cover our self-delivering RNAi platform. There are 14 patent families broadly covering both the composition and methods of use of our self-delivering platform technology and uses of our sd-rxRNAs targeting CTGF for the treatment of fibrotic disorders (including RXI-109 for the treatment of dermal and ocular fibrosis), as well as sd-rxRNAs targeting immune checkpoint, cellular differentiation and metabolism targets for ex vivo cell-based cancer immunotherapies. These patents are scheduled to expire between 2029 and 2035. Furthermore, there are 78 patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics and/or cosmetics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states).

The patents and any patents that may issue from these pending patent applications will, if issued, be set to expire between 2022 and 2036, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

The Samcyprone™ portfolio includes 1 issued patent and 5 patent applications. The patent and patent applications cover both the compositions and methods of use of Samcyprone™ for the treatment of warts, human papilloma virus (HPV) skin infections, skin cancer (including melanoma) and immunocompromised patients. The patent and any patents that may issue from the pending applications will be set to expire between 2019 and 2036, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processed for making or using human drug products).

Intellectual Property License Agreements

We have secured exclusive and non-exclusive rights to develop therapeutics by licensing key RNAi technologies, Samcyprone™ and patent rights from third parties. These rights relate to chemistry and configuration of compounds, delivery technologies of compounds to cells and therapeutic targets. As we continue to develop our own proprietary compounds, we continue to evaluate both our in-licensed portfolio as well as the field for new technologies that could be in-licensed to further enhance our intellectual property portfolio and unique position in the RNAi and immuno-oncology space.

Advirna LLC. In September 2011, we entered into an agreement with Advirna, LLC (“Advirna”) pursuant to which Advirna assigned to us its existing patent and technology rights related to sd-rxRNA technology in exchange for our agreement to issue to Advirna common stock equal to 5% of the Company’s fully-diluted shares, pay an annual maintenance fee of $100,000 and pay a one-time milestone payment of $350,000 upon the issuance of the first patent with valid claims covering the assigned technology. The common shares of the Company were issued to Advirna in 2012 and the one-time milestone payment was paid in 2014. Additionally, we will be required to pay a 1% royalty to Advirna on any license revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. We also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics and diagnostics.

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

Hapten Pharmaceuticals, LLC. In December 2014, the Company entered into an Assignment and License Agreement with Hapten Pharmaceuticals, LLC (“Hapten”) under which Hapten agreed to sell and assign to us certain patent rights and related assets and rights, including an investigational new drug application and clinical data, for Hapten’s Samcyprone™ products for therapeutic and prophylactic use. Under the Assignment and License Agreement and upon the closing which occurred in February 2015, Hapten received a one-time upfront cash payment of $100,000 and we issued to Hapten 2,000 shares of common stock of the Company. Pursuant to the Assignment and License Agreement, Hapten will be entitled to receive: (i) future milestone payments tied to the achievement of certain clinical and commercial objectives (all of which payments may be made at our option in cash or through the issuance of common stock) and (ii) escalating royalties based on product sales by us and any sublicensees.

We have certain customary diligence obligations under the Assignment and License Agreement requiring us to use commercially reasonable efforts to develop and commercialize one or more products covered by the Assignment and License Agreement, which obligations, if not performed, could result in rights assigned or licensed to us reverting back to Hapten.

In addition to the license agreements listed above, the Company has entered into and may enter into other license agreements that may benefit us as we develop our therapeutic pipelines.

Other Agreements

OPKO Health, Inc. In March 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with OPKO Health, Inc. (“OPKO”), in which we acquired substantially all of its RNAi-related assets, which included patents and patent applications, licenses, clinical and preclinical data and other related assets. In exchange for the assets that we purchased from OPKO, we issued 16,667 shares of our common stock and agreed to pay, if applicable: (i) up to $50 million in development and commercialization milestones for the successful development and commercialization of each “Qualified Drug” (as defined therein) and (ii) royalty payments equal to: (a) a mid-single-digit percentage of “Net Sales” (as defined therein) with respect to each Qualified Drug sold for an ophthalmologic use during the applicable “Royalty Period” (as defined therein) and (b) a low-single-digit percentage of Net Sales with respect to each Qualified Drug sold for a non-ophthalmologic use during the applicable Royalty Period.

We have certain customary diligence obligations under the Asset Purchase Agreement requiring us to use commercially reasonable efforts to develop and commercialize one or more products covered by the Asset Purchase Agreement, which obligations, if not performed, could result in assets transferred and rights assigned or licensed to us reverting back to OPKO.

Thera Neuropharma, Inc. In May 2016, RXi granted an exclusive license to Thera Neuropharma, Inc. (“Thera”) to the Company’s novel and proprietary sd-rxRNA platform to develop therapeutics for neurodegenerative diseases. Under the terms of the agreement, Thera will be responsible for all research, development, manufacturing, regulatory and commercialization activities for the licensed products. Thera’s initial focus will be on sd-rxRNA compounds targeting superoxide dismutase 1 (SOD1) for use in developing innovative treatments for amyotrophic lateral sclerosis (ALS), commonly known as Lou Gehrig’s disease. Upon execution of the license agreement, RXi was issued shares of common stock of Thera and was granted a five-year warrant to purchase additional shares of common stock of Thera pursuant to the terms of the license agreement. The Company is eligible to receive future cash, additional equity and royalties based on the achievement of certain milestones.

Research and Development

Our research and development expense primarily consists of compensation-related costs for our employees dedicated to research and development activities, fees related to our Scientific Advisory Board members, expenses related to our ongoing research and development efforts including laboratory supplies and services for our research programs, our clinical trials, drug manufacturing, outside contract services, licensing fees and patent fees.

Total research and development expense for the years ended December 31, 2017 and 2016 was $5,370,000 and $5,415,000, respectively.

Acquired In-Process Research and Development

Assets purchased in an asset acquisition transaction are expensed as in-process research and development unless the assets acquired have an alternative future use. Acquired in-process research and development payments are immediately expensed and include upfront payments, as well as transaction fees and subsequent milestone payments. Development costs incurred after the acquisition are expensed as incurred.

Total acquired in-process research and development expense for the year ended December 31, 2017 was $4,696,000. This expense related to the fair value of consideration given, which includes transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the Company’s acquisition of MirImmune in January 2017. There was no in-process research and development expense for the year ended December 31, 2016.

Competition

The biotechnology and pharmaceutical industries, including the immuno-oncology field, are a constantly evolving landscape with rapidly advancing technologies and significant competition. There are a number of competitors in the immuno-oncology field including large and small pharmaceutical and biotechnology companies, academic institutions, government agencies and other private and public research organizations. We believe that competitors in this field include, but are not limited to, Juno Therapeutics, Inc. (a Celgene Company), Kite Pharma, Inc. (a Gilead Company), Cellectis S.A., Adaptimmune Therapeutics plc, Iovance Biotherapeutics, Inc., Bellicum Pharmaceuticals, Inc., and NantKwest, Inc. Many larger pharmaceutical companies such as Novartis International AG, Celgene Corporation, Pfizer Inc., GlaxoSmithKline plc, Amgen, Inc., Johnson & Johnson, Gilead Sciences, Inc. and EMD Serono, Inc. have entered the field through major deals with biotechnology companies and academia.

We believe that other companies currently developing anti-scarring therapies in the areas of dermatology and ophthalmology include CoDa Therapeutics, Inc., Sirnaomics, Inc., FirstString Research, Inc., Promedior, Inc., FibroGen, Inc., miRagen Therapeutics, Inc., Ophthotech Corporation, Vascular BioSciences, Allergan plc, and Suneva Medical, Inc.

Government Regulation

The United States and many other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The U.S. Food and Drug Administration (“FDA”) regulates pharmaceutical and biologic products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

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

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. These data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA in an investigational new drug (“IND”) application, must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

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

To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a new drug application (“NDA”), or, in the case of a biologic, a biologics license application (“BLA”).

The amount of time taken by the FDA for approval of an NDA or BLA will depend upon a number of factors, including whether the product candidate has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question and the workload at the FDA.

The FDA may, in some cases, confer upon an investigational product the status of a fast track product. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. The FDA can base approval of an NDA or BLA for a fast track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of entire sections of a marketing application for a fast track product before the sponsor completes the application.

We anticipate that our products will be manufactured by our strategic partners, licensees or other third parties. Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s cGMP, which are regulations that govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Our manufacturers also will be subject to regulation under the Occupational Safety and Health Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act and other applicable environmental statutes. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the cGMP. Our manufacturers will have to continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Employees

As of March 15, 2018, we had fifteen full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement nor have we experienced any work stoppages.

Corporate Information

RXi was incorporated in the state of Delaware in 2011. Our executive offices are located at 257 Simarano Drive, Suite 101, Marlborough, MA 01752, and our telephone number is (508) 767-3861.

The Company’s website address is http://www.rxipharma.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our audit committee, compensation committee, and nominating and corporate governance committee, as well as our corporate code of ethics and conduct.

You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding RXi and other issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. The contents of these websites are not incorporated by reference into this report and should not be considered to be part of this report.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business and Industry

We recently made a strategic decision to focus our development solely on immuno-oncology, and the anticipated benefits of our new strategic focus may not be realized.

We acquired MirImmune, a privately-held immuno-oncology company, in the past year and are undertaking to divest our current dermatology and ophthalmology programs. In January 2018, the Company completed a thorough review of its business operations, development programs and financial resources and announced its strategic decision to solely focus the Company’s development portfolio on the field of immuno-oncology. There is no assurance that the Company will be able to consummate any strategic transactions for the dermatology and ophthalmology programs or that we will be able to be successful in implementing our new focus as an immuno-oncology product development company.

The approach we are taking to discover and develop novel therapeutics using RNAi is unproven and may never lead to marketable products.

Our research and development efforts and our future success is based on our sd-rxRNA technology platform. The use of RNA interference is a relatively new scientific discovery and to date, no company has received regulatory approval to market therapeutics utilizing RNA interference. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. We may spend large amounts of money trying to develop our sd-rxRNA technology and may never succeed in doing so. In addition, any compounds that we develop may not demonstrate in subjects the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways. If we are not successful in developing a product candidate using our sd-rxRNA technology, we may not be able to identify and successfully implement an alternative product development strategy.

We have limited experience as a company in immuno-oncology.

Prior to the Company’s acquisition of MirImmune Inc. in January 2017, the Company’s efforts were focused on the development of therapeutics in the areas of dermatology and ophthalmology. We are currently conducting multiple discovery and preclinical research studies using our sd-rxRNA technology for use in developing immuno-oncology therapeutics and we have limited experience as a company in developing such immuno-oncology technologies. Because of the number of companies and intense competition in immuno-oncology, we may not have the ability to successfully overcome many of the risks and uncertainties that companies face in this field.

If we are not successful in identifying and developing product candidates, we will not be able to commence clinical trials in humans or obtain approval for our product candidates.

Our sd-rxRNA technology has been subject to only limited clinical testing with our first product candidate, RXI-109, for dermatologic and ophthalmic uses. We have identified lead compounds for preclinical development with our sd-rxRNA technology in immuno-oncology but have not yet commenced clinical testing. We may not be able to advance these or future product candidates through the preclinical stage into clinical trials. Additionally, we may not be able to identify data that would support entering these or future candidates into clinical trials. Furthermore, even if we successfully enter into clinical studies in immuno-oncology, the results from preclinical testing of a drug candidate may not predict the results that will be achieved in human clinical trials. There is no assurance that we will be able to successfully develop any product candidate(s) and we may focus our efforts and resources on product candidates that may prove to be unsuccessful.

We are dependent on the success of our product candidates, which may not receive regulatory approval or be successfully commercialized.

We have no commercial products and currently generate no revenue from product sales or collaborations and may never be able to develop marketable products. The FDA or similar foreign governmental agencies must approve our products in development before they can be marketed. The process for obtaining FDA approval is both time consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and successful clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Preliminary observations made in early stages of clinical trials with small numbers of subjects are inherently uncertain. Initial clinical trial results are not necessarily indicative of results that will be obtained when full data sets are analyzed or in subsequent clinical trials.

While there have been a number of immunotherapy drugs approved by the FDA, there have been no FDA drug approvals using the approach that we are taking. We will be subjected to thorough regulatory review by the FDA and there is limited experience in this area with a few precedents. The FDA may require additional information from the Company regarding our current or planned clinical trials at any time and such information may be costly to provide or cause potentially significant delays in development. There is no assurance that we will be able to successfully develop any of our product candidates and we may spend large amounts of money trying to resolve these issues and may never succeed in doing so.

A number of different factors could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely basis, or at all.

We, the FDA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

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

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•	Delays in filing or acceptance of initial drug applications for our product candidates;

•	Difficulty in securing centers to conduct clinical trials;

•	Conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	Problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies;

•	Difficulty in enrolling subjects in conformity with required protocols or projected timelines;

•	Third-party contractors failing to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner;

•	Our drug candidates having unexpected and different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways;

•	The need to suspend or terminate clinical trials if the participants are being exposed to unacceptable health risks;

•	Insufficient or inadequate supply or quality of our drug candidates or other necessary materials necessary to conduct our clinical trials;

•	Effects of our drug candidates not having the desired effects or including undesirable side effects or the drug candidates having other unexpected characteristics;

•	The cost of our clinical trials being greater than we anticipate;

•	Negative or inconclusive results from our clinical trials or the clinical trials of others for similar drug candidates or inability to generate statistically significant data confirming the efficacy of the product being tested;

•	Changes in the FDA’s requirements for testing during the course of that testing;

•	Reallocation of our limited financial and other resources to other clinical programs; and

•	Adverse results obtained by other companies developing similar drugs.

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

We also are subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside of the United States.

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

The biotechnology and pharmaceutical industries, including immuno-oncology, have intense competition and contain a high degree of risk. We face a number of competitors that have substantially greater experience and greater research and development capabilities, staffing, financial, manufacturing, marketing, technical and other resources than us, and we may not be able to successfully compete with them. These companies include large and small pharmaceutical and biotechnology companies, academic institutions, government agencies and other private and public research organizations.

In addition, even if we are successful in developing our product candidates, in order to compete successfully we may need to be first to market or to demonstrate that our products are superior to therapies based on different technologies. Some of our competitors may develop and commercialize products that are introduced to market earlier than our product candidates or on a more cost-effective basis. A number of our competitors have already commenced clinical testing of product candidates and may be more advanced than we are in the process of developing products. If we are not first to market or are unable to demonstrate superiority, on a cost-effective basis or otherwise, any products for which we are able to obtain approval may not be successful.

Our competitors also compete with us in acquiring technologies complementary to our sd-rxRNA technology. We may face competition with respect to product efficacy and safety, ease of use and adaptability to modes of administration, acceptance by physicians, timing and scope of regulatory approvals, reimbursement coverage, price and patent position, including dominant patent positions of others. If we are not able to successfully obtain regulatory approval or commercial our product candidates, we may not be able to establish market share and generate revenues from our technology.

We will rely upon third parties for the manufacture of our clinical product candidates.

We do not have the facilities or expertise to manufacture supplies of any of our potential product candidates for clinical trials. Accordingly, we will be dependent upon contract manufacturers to obtain supplies and we will need to either develop, contract for, or otherwise arrange for the necessary manufacturers for these supplies. If for any reason we are unable to obtain the supplies for our product candidates from our current manufacturer, we would have to seek to obtain it from another major manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, if we obtain regulatory approval for our product candidates, to commercialize them.

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

If approved, we intend to sell our products primarily to hospitals, oncologists and clinics, which receive reimbursement for the healthcare services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs. Most third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, was used for an unapproved indication or if they believe the cost of the product outweighs its benefits. Third-party payors also may refuse to reimburse for experimental procedures and devices. Furthermore, because our programs are still in development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement for them. Increasingly, the third-party payors who reimburse patients are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If the price we are able to charge for any products we develop is inadequate in light of our development and other costs, our profitability could be adversely affected.

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

With the current U.S. administration and Congress, there may be additional legislative changes, including repeal and replacement of certain provisions of the Affordable Care Act. It remains to be seen, however, precisely what new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

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

Our business prospects are dependent on the principal members of our executive team, the loss of whose services could make it difficult for us to manage our business successfully and achieve our business objectives. While we have entered into employment agreements with each of our executive officers, they could leave at any time, in addition to our other employees, who are all “at will” employees. Our ability to identify, attract, retain and integrate additional qualified key personnel is also critical to our success. Competition for skilled research, product development, regulatory and technical personnel is intense, and we may not be able to recruit and retain the personnel we need. The loss of the services of any key research, product development, regulatory and technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop our product candidates.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the Securities and Exchange Commission to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

As described elsewhere in this Annual Report on Form 10-K, management identified a material weakness with regard to the accounting for income taxes in our internal control over financial reporting. Specifically, our previously filed Quarterly Reports on Form 10-Q for 2017 did not include the contemplation of deferred taxes based on the different book basis and tax basis related to the Company’s acquisition of MirImmune Inc. in January 2017. On an annual basis, we engage and rely on third-party tax accountants to provide technical expertise with respect to complex tax accounting matters to assist us in maintaining adequate controls that provide reasonable assurance as to the complete and accurate recording and disclosure of deferred taxes due to differences in accounting treatment for book and tax purposes and other tax-related matters in our financial statements. Given this material weakness with regard to income taxes, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017.

Management is committed to remediating the material weakness in a timely fashion and have begun the process of executing remediation plans that address the material weakness in internal control over financial reporting relating to accounting for income taxes. Our planned actions to address the material weakness include: (i) increased involvement on a quarterly basis of our third-party tax accountants dedicated to determining the appropriate accounting for material and complex transactions in a timely manner, (ii) review of tax accounting processes to identify and implement enhanced tax accounting processes and related internal control procedures, and (iii) establishing additional training and education programs for financial personnel responsible for income tax accounting.

Although we believe that these efforts have strengthened our internal control over financial reporting and address the concern that gave rise to the material weakness, we cannot be certain these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the Securities and Exchange Commission and The Nasdaq Capital Market, we could face severe consequences from those authorities. In either case, this could result in a material adverse affect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Relating to Our Financial Condition

We may not be able to obtain sufficient financing and may not be able to develop our product candidates.

Based on the Company’s cash, operational spending rate and other available financial resources, the Company has concluded that there is substantial doubt regarding its ability to fund the Company’s operations for at least the next twelve months. We have generated significant losses to date, have not generated any product revenue and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through the drug development and regulatory process. In the future, we may need to issue equity or incur debt in order to fund our planned expenditures, as well as to make acquisitions and other investments. We cannot assure you that equity or debt financing will be available to us on acceptable terms, or at all. If we cannot, or are limited in the ability to, issue equity, incur debt or enter into strategic collaborations, we may be unable to fund the discovery and development of our product candidates, address gaps in our product offerings or improve our technology.

We anticipate that we will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but is not limited to the following:

•	To conduct research and development to successfully develop our technologies;

•	To obtain regulatory approval for our products;

•	To file and prosecute patent applications and to defend and assess patents to protect our technologies;

•	To retain qualified employees, particularly in light of intense competition for qualified personnel;

•	To manufacture products ourselves or through third parties;

•	To market our products, either through building our own sales and distribution capabilities or relying on third parties; and

•	To acquire new technologies, licenses or products.

If we fail to obtain additional funding when needed, we may ultimately be unable to continue to develop and potentially commercialize our product candidates, and we may be forced to scale back or terminate our operations or seek to merge with or be acquired by another company.

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

If we are unable to achieve or sustain profitability or to secure additional financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing. Our financial statements do not include any adjustments to, or classification of, recorded asset amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

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

As part of our business strategy, we may pursue future acquisitions of other complementary businesses and technology licensing arrangements. We also may pursue strategic alliances. We have limited experience with respect to acquiring other companies and with respect to the formation of collaborations, strategic alliances and joint ventures. We may not be able to integrate such acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. We also could experience adverse effects on our reported results of operations from acquisition related charges, amortization of acquired technology and other intangibles and impairment charges relating to write-offs of goodwill and other intangible assets from time to time following the acquisition. Integration of an acquired company requires management resources that otherwise would be available for ongoing development of our existing business. We may not realize the anticipated benefits of any acquisition, technology license or strategic alliance. For example, in January 2017, the Company acquired 100% of the outstanding capital stock of MirImmune. The assets and development programs acquired from MirImmune were at an early stage of development and will require significant investment of time and capital if we are to be successful in developing them. There is no assurance that we will be successful in developing such assets, and a failure to successfully develop such assets could diminish our prospects.

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

On December 17, 2013, we entered into a lease (the “Lease”) with 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC to lease office and laboratory space in the building known as the “Main Building” located at 257 Simarano Drive, Marlborough, Massachusetts, covering approximately 7,581 square feet. The premises are used by the Company for office and laboratory space. The term of the Lease commenced on April 1, 2014 and continues for five years, expiring on March 31, 2019. The base rent for the premises during the first year of the Lease was $107,709.50 per annum, payable monthly. Each year thereafter, the base rent increases by approximately 3% over the base rent from the prior year. As of December 31, 2017, the rent for the premises under the Lease was $116,840 per annum, payable monthly.

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

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “RXII.” On January 8, 2018, we effected a 1-for-10 reverse stock split of our common stock. The share prices in the table below and in this Annual Report are shown on a post-split basis. The following table shows the high and low per share sale prices of our common stock for the periods indicated:

	High	Low
2016
First Quarter	$39.97	$26.00
Second Quarter	32.70	12.60
Third Quarter	26.70	17.04
Fourth Quarter	29.30	7.00
2017
First Quarter	$11.20	$6.00
Second Quarter	8.50	5.10
Third Quarter	7.69	4.70
Fourth Quarter	7.70	3.20

Holders

At March 15, 2018, there were approximately 67 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 to this Annual Report on Form 10-K for additional information about the securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Sales of Securities

No sales or issues of unregistered securities occurred that have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not repurchase any shares of our common stock during the years ended December 31, 2017 and 2016.

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

Overview

RXi Pharmaceuticals Corporation is a biotechnology company focused on discovering and developing immuno-oncology therapeutics to treat cancer based on our self-delivering RNAi (“sd-rxRNA®”) platform. Our sd-rxRNA compounds do not require a delivery vehicle to penetrate the cell and are designed to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. This provides RXi with a distinct advantage in adoptive cell therapy, the Company’s initial focus and approach to immuno-oncology.

Prior to our acquisition of MirImmune Inc. (“MirImmune”) in January 2017, the Company’s principal activities consisted of the preclinical and clinical development of our sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. With the acquisition of MirImmune, the Company completed a thorough review of its business operations, development programs and financial resources and made a strategic decision to focus solely on immuno-oncology to accelerate growth and in turn support a return on investment for its stockholders. As a result, the Company will seek to monetize its valuable dermatology and ophthalmology franchises through out-licensing or partnerships, thereby enabling a streamlined focus of the Company’s resources on the development of our immuno-oncology program, with a focus on adoptive cell transfer.

In adoptive cell transfer (“ACT”), immune cells are isolated from specific patients or retrieved from allogeneic immune cell banks. The immune cells are then expanded and modified before being returned and used to treat the same patient. We believe our sd-rxRNA compounds are ideally suited to be used in combination with adoptive cell transfer, in order to make these immune cells more effective. Our approach involves the treatment of the immune cells with our sd-rxRNA compounds during the expansion and modification phase. Because our sd-rxRNA compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance these cells (for example by inhibiting the expression of immune checkpoint genes) by merely adding our sd-rxRNA compounds during their expansion process. After enhancing these cells ex-vivo, they are returned to the patient for treatment. In various types of immune cells tested to date, the sd-rxRNA treatment results in potent silencing while maintaining close to 100% transfection efficiency and nearly full cell viability.

We believe that our sd-rxRNA therapeutics are uniquely positioned in the immuno-oncology field for the following reasons:

•	Best RNAi therapeutic for ACT as our sd-rxRNA compounds do not need facilitated delivery (mechanical or formulation);

•	Can target multiple genes (i.e. multiple immunosuppression pathways) in a single therapeutic entity;

•	Demonstrated efficient uptake of sd-rxRNA to immune cells;

•	Silencing by sd-rxRNA has a long-term effect in vivo;

•	Clinical proven safety of sd-rxRNA; and

•	Established current good manufacturing practices (“cGMP”).

We currently have discovery and preclinical programs to develop our sd-rxRNA targeting PD-1, TIGIT and other undisclosed checkpoints in ACT for treatment of solid tumors. We are also developing sd-rxRNA against multiple undisclosed targets that influence cell differentiation and metabolism for use in ACT to treat hematologic cancers and solid tumors.

Our most advanced immuno-oncology programs are RXI-762 and RXI-804, sd-rxRNA compounds that suppress the expression of immune checkpoint proteins PD-1 and TIGIT, respectively, which, when used in ACT, can result in an improved efficacy to the targeted tumors. In August 2017, the Company announced the selection of these two sd-rxRNA compounds for preclinical development in ACT for solid tumors. We expect to enter clinical development with RXI-762 as part of an ACT therapy for solid tumors within the next 12 – 18 months.

While the Company announced in January 2018 that its current business strategy is to focus solely on our immuno-oncology pipeline development, the Company plans to complete its current ongoing clinical trials in dermatology and ophthalmology with RXI-109, our first sd-rxRNA clinical candidate, and Samcyprone™. In parallel, the Company intends to partner and/or out-license these programs to continue the clinical development and commercialization. Successfully completing these transactions should allow the Company to monetize its valuable clinical assets to promote growth in our immuno-oncology focus area and extend our financial runway. The status of our dermatology and ophthalmology clinical assets are as follows:

In December 2017, the Company announced positive results from our Phase 2a clinical trial with RXI-109 in hypertrophic scars. RXI-109 demonstrated an improved visual appearance for the treated scar over the control scar in one of the treatment arms. Statistically significant results were shown for all follow-up time points in the same treatment arm. As an exploratory endpoint, patient reported outcome for scar ranking was evaluated. For the same treatment arm, 88% of the patients and 86% of the investigators indicated that the RXI-109 treated scar looked better over the control scar. RXI-109 was safe and well tolerated in all treatment arms.

Building on the work in our dermatology clinical program, the Company also initiated a Phase 1/2 clinical trial to evaluate the safety and clinical activity of RXI-109 in reducing the progression of retinal scarring. The trial is a multi-dose, dose escalation study conducted in subjects with wet age-related macular degeneration with evidence of subretinal fibrosis. Each subject in the study received four doses of RXI-109 by intraocular injection at one-month intervals for a total dosing period of three months. To date, there have been no safety issues that would have precluded continuation of dosing. Enrollment and subject participation is complete and data analysis is currently ongoing. The Company expects to complete a readout of the final study in the first half of 2018.

In December 2016, the Company announced preliminary results from our Phase 2 clinical trial with Samcyprone™ in cutaneous warts. A preliminary review of sensitization and wart clearance data from a subset of subjects that completed the ten-week treatment phase showed that greater than 90% of the subjects demonstrated a sensitization response, a prerequisite to be able to develop a therapeutic response. Additionally, more than 60% of the subjects responded to the treatment by exhibiting either complete or greater than 50% clearance of all treated warts with up to ten weekly treatments. Samcyprone™ treatment has been generally safe and well tolerated. At the end of 2016, the Company added a second cohort to the study to explore the opportunity to reduce the sensitization dose level. Enrollment and subject participation is complete for all cohorts and data analysis is currently ongoing. The Company expects to complete a readout of the final study before the end of the first half of 2018.

Our consumer health sd-rxRNA, RXI-231, is in development as a cosmetic ingredient that may improve the appearance of uneven skin tone and pigmentation. RXI-231 targets tyrosinase, a key enzyme in the synthesis of melanin. Three studies were performed under the consumer testing program. In November 2017, the Company announced results from the three studies performed under the consumer testing program with RXI-231. The first two studies in volunteers determined that the RXI-231 gel formulation does not cause irritation and sensitization when applied to the skin. The third study investigated the potential of RXI-231 to impact a skin melanin content (pigmentation) increase induced by UV exposure in a study design similar to one well documented in peer-reviewed journal articles and used by various cosmetic companies. Specific spectroscopic results showed that application with RXI-231 containing gel, as compared to a vehicle gel, can reduce a change of skin tone triggered by UV. These results not only validate our preclinical data about the effect of RXI-231 on skin pigmentation, but also provide important information on the capabilities of our proprietary topical formulation for the use of our sd-rxRNA based cosmetic ingredients in the consumer care space.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our financial statements.

Preclinical and Clinical Expenses

Preclinical and clinical trial expenses relate to estimates of costs incurred and fees connected with clinical trial sites, third-party clinical research organizations and other preclinical and clinical related activities and include such items as subject-related fees, laboratory work, investigator fees and analysis costs. Costs associated with these expenses are generally payable on the passage of time or when certain milestones are achieved. Expense is recorded during the period incurred or in the period in which a milestone is achieved. In order to ensure that we have adequately provided for preclinical and clinical expenses during the proper period, we maintain an accrual to cover these expenses. These accruals are assessed on a quarterly basis and are based on such assumptions as expected total cost, the length of the study, timing of subject visits and other information available to us. Actual results may differ from these estimates and could have a material impact on our reported results. Our historical accrual estimates have not been materially different from our actual costs.

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

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of the FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees.” Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the requisite service period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

Acquired In-Process Research and Development

Assets purchased in an asset acquisition transaction are expensed as in-process research and development unless the assets acquired have an alternative future use. Acquired in-process research and development payments are immediately expensed and include upfront payments, as well as transaction fees and subsequent milestone payments. Development costs incurred after the acquisition are expensed as incurred. In 2017, the Company’s acquisition of MirImmune was accounted for as an asset acquisition and fully expensed as in-process research and development.

Financial Operations Overview

Revenue

To date, we have primarily generated revenues through government grants and out-licensing agreements for our proprietary sd-rxRNA platform. We have not generated any commercial product revenue.

In the future, we may generate revenue from a combination of government grants, research and development agreements, license fees and other upfront payments, milestone payments, product sales and royalties in connection with future strategic collaborators and partners. We expect that any revenue we generate will fluctuate from period to period as a result of the timing of the achievement of any preclinical, clinical or commercial milestones and the timing and amount of payments received relating to those milestones and the extent to which any of our product candidates are approved and successfully commercialized by us or strategic collaborators and partners. If the Company or any future partner fails to develop product candidates in a timely manner or obtain regulatory approval for them, then our ability to generate future revenue and our results of operations and financial position would be adversely affected.

Research and Development Expenses

Research and development expenses relate to salaries, employee benefits, facility-related expenses, supplies, stock-based compensation related to employees and non-employees involved in the Company’s research and development, external services, other operating costs and overhead related to our research and development departments, costs to acquire technology licenses and expenses associated with preclinical activities and our clinical trials. Research and development expenses are charged to expense as incurred. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses and expensed when the service has been performed or when the goods have been received.

Our research and development programs are focused on developing immuno-oncology therapeutics utilizing our sd-rxRNA platform. Prior to the Company’s acquisition of MirImmune in January 2017, our research programs primarily focused on developing our sd-rxRNA compounds against therapeutically relevant targets in the fields of dermatology and ophthalmology. Since we commenced operations, research and development has composed a significant portion of our total operating expenses and is expected to compose the majority of our spending for the foreseeable future.

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

Failure to complete any stage of the development of our product candidates in a timely manner could have a material adverse effect on our results of operations, financial position and liquidity.

General and Administrative Expenses

General and administrative expenses relate to salaries, employee benefits, facility-related expenses, stock-based compensation expense related to employees dedicated to general and administrative activities. Other general and administrative expenses include professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

Other Income (Expense), net

Other income (expense) consists primarily of interest income and expense, and various income or expense items of a non-recurring nature.

Results of Operations

The following data summarizes our results of operations for the following periods indicated, in thousands:

	Years Ended December 31,		Dollar Change
	2017	2016
Revenues	$15	$19	$(4)
Operating expenses	(14,077)	(9,034)	(5,043)
Operating loss	(14,062)	(9,015)	(5,047)
Income tax benefit	1,621	—	1,621
Net loss	(12,452)	(8,994)	(3,458)
Accretion of convertible preferred stock	—	(2,075)	2,075
Net loss applicable to common stockholders	$(12,452)	$(11,069)	$(1,383)

Comparison of the Years Ended December 31, 2017 and 2016

Revenues

The following table summarizes our total revenues, for the periods indicated, in thousands:

	Years Ended December 31,		Dollar Change
	2017	2016
Revenues	$15	$19	$(4)

Revenues were $15,000 for the year ended December 31, 2017, as compared with $19,000 for the year ended December 31, 2016. In September 2017, the Company’s collaborative partner BioAxone Biosciences, Inc. received a grant award from the National Institute of Neurological Disorders and Stroke. As part of our contribution on the grant, the Company will receive approximately $129,000 in the first year of the grant award. The two-year grant provides funding for further development of BioAxone Biosciences, Inc.’s preclinical candidate BA-434, a novel sd-rxRNA compound that targets PTEN for the treatment of spinal cord injury. Revenues for the year ended December 31, 2017 relate to work performed by the Company under this grant. Revenues for the year ended December 31, 2016 were due to the Company’s exclusive out-licensing agreements with MirImmune, prior to its acquisition by the Company, and Thera Neuropharma, Inc.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Years Ended December 31,		Dollar Change
	2017	2016
Research and development	$5,370	$5,415	$(45)
Acquired in-process research and development	4,696	—	4,696
General and administrative	4,011	3,619	392

Total operating expenses	$14,077	$9,034	$5,043

Research and Development Expenses

Research and development expenses were $5,370,000 for the year ended December 31, 2017, compared with $5,415,000 for the year ended December 31, 2016. The decrease of $45,000 was due to a decrease of $154,000 in stock-based compensation expense offset by an increase of $109,000 in research and development expenses primarily due to the addition of the immuno-oncology program to the Company’s development pipeline in the first quarter of 2017 with the acquisition of MirImmune.

Acquired In-process Research and Development Expense

In January 2017, the Company acquired all of the issued and outstanding capital stock of MirImmune, a privately-held biotechnology company that was engaged in the development of cancer immunotherapies, in exchange for securities of the Company. The Company determined that the acquired assets did not constitute a business and that the transaction would be accounted for as an asset acquisition. As the assets and development programs acquired from MirImmune are at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain, the fair value of the assets was fully expensed as in-process research and development.

During the year ended December 31, 2017, the Company recorded $4,696,000 of acquired in-process research and development expense related to the fair value of consideration given, which includes transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the MirImmune acquisition. The Company did not have acquired in-process research and development expense for the year ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses were $4,011,000 for the year ended December 31, 2017, compared with $3,619,000 for the year ended December 31, 2016. The increase of $392,000 was a result of a $680,000 increase in general and administrative expenses primarily due to payroll-related expenses, including severance benefits, related to the Company’s former Chief Business Officer and professional fees for legal-related services, offset by a decrease of $288,000 in stock-based compensation expense.

Income Tax

The following table summarizes the Company’s income tax for the periods indicated, in thousands:

	Years Ended December 31,		Dollar Change
	2017	2016
Income tax benefit	$1,621	$—	$1,621

For the year ended December 31, 2017, we recognized an income tax benefit of $1,621,000 for the tax-related impact of the Company’s acquisition of MirImmune Inc. on January 6, 2017. There was no income tax expense or benefit during the year ended December 31, 2016.

Convertible Preferred Stock

The following table summarizes the Company’s convertible preferred stock transactions for the periods indicated, in thousands:

	Years Ended December 31,		Dollar Change
	2017	2016
Accretion of convertible preferred stock	$—	$(2,075)	$2,075

In connection with the completion of the Company’s public offering in December 2016, the Company issued shares of Series B Convertible Preferred Stock. The Company recognized a beneficial conversion feature on the Series B Convertible Preferred Stock. As the preferred stock was immediately convertible and non-redeemable, a one-time accretion charge of $2,075,000 related to the beneficial conversion feature was recognized.

Liquidity and Capital Resources

On December 18, 2014, the Company entered into a purchase agreement (the “2014 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $10,800,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2014 Purchase Agreement. The 2014 Purchase Agreement expired on April 17, 2017. Under the 2014 Purchase Agreement, the Company sold a total of 7,000 shares of common stock to LPC for net proceeds of approximately $216,000.

On December 21, 2016, the Company closed an underwritten public offering (the “2016 Offering”) of (i) 379,777 Class A Units, at a public offering price of $9.00 per unit, consisting of one share of the Company’s common stock and a five-year warrant to purchase one share of common stock at an exercise price of $9.00 per share (the “2016 Warrants”) and (ii) 8,082 Class B Units, at a public offering price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”), which was convertible into 111.11 shares of common stock, and 111.11 2016 Warrants. The Class A Units included an additional 166,667 Class A Units pursuant to the exercise by the underwriters of their over-allotment option. The total net proceeds of the 2016 Offering, including the exercise of the over-allotment option, were $10,051,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the 2017 Purchase Agreement. As a commitment fee for entering into the 2017 Purchase Agreement, the Company issued to LPC 45,000 shares of Company common stock at a value per share of $5.80. During the year ended December 31, 2017, the Company sold a total of 60,000 shares of common stock to LPC for proceeds of approximately $365,000. Subsequent to December 31, 2017, the Company sold a total of 225,000 shares of common stock to LPC for proceeds of approximately $788,000.

We had cash of $3.6 million as of December 31, 2017, compared with cash of $12.9 million as of December 31, 2016. Based on the Company’s cash, operational spending rate and other available financial resources, the Company has concluded that there is substantial doubt regarding its ability to fund the Company’s operations for at least the next twelve months. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through drug development and the regulatory process. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative research and business development agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. Due to uncertainty about the Company’s ability to meet its current operating expenses, in their report on our annual financial statements for the year ended December 31, 2017, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(9,514)	$(7,760)
Net cash (used in) provided by investing activities	(103)	5,346
Net cash provided by financing activities	292	10,203

Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,325)	$7,789

Net Cash Flow from Operating Activities

Net cash used in operating activities was $9,514,000 for the year ended December 31, 2017, compared with $7,760,000 for the year ended December 31, 2016. The increase in cash used in operating activities of $1,755,000 was primarily attributable to net losses of $12,452,000 and $8,994,000 for the years ended December 31, 2017 and 2016, respectively. Adjustments to non-cash expenses, including stock-based compensation and acquired in-process research and development expense, increased to $3,468,000 for the year ended December 31, 2017, compared with $800,000 for the year ended December 31, 2016. Changes in working capital resulted in cash used by operating activities of $530,000 for the year ended December 31, 2017 and cash provided by operating activities of $434,000 for the year ended December 31, 2016. These changes were primarily attributable to the timing of payments related to services provided for the Company’s drug manufacturing.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $103,000 for the year ended December 31, 2017, compared with net cash provided by investing activities of $5,346,000 for the year ended December 31, 2016. The decrease in net cash flow from investing activities of $5,449,000 was primarily related to the purchase of laboratory equipment in the year ended December 31, 2017 as compared with maturities of short-term investments in the year ended December 31, 2016.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $292,000 for the year ended December 31, 2017, compared with $10,203,000 for the year ended December 31, 2016. Net cash provided by financing activities in the year ended December 31, 2017 was due to net proceeds received in connection with the sale of shares of our common stock to LPC under the 2017 Purchase Agreement. Net cash provided by financing activities in the year ended December 31, 2016 was primarily due to net proceeds received in connection with the Company’s 2016 Offering.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 7 to our consolidated financial statements for further discussion of these indemnification agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

RXi Pharmaceuticals Corporation

Marlborough, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RXi Pharmaceuticals Corporation (the “Company”) and subsidiary as of December 31, 2017 and 2016, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which are expected to continue, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 26, 2018

RXi PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Years Ended December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,581	$12,906
Restricted cash	50	50
Prepaid expenses and other current assets	201	150

Total current assets	3,832	13,106
Property and equipment, net of accumulated depreciation of $900 and $831, in 2017 and 2016, respectively	248	114
Notes receivable	—	150
Other assets	18	27

Total assets	$4,098	$13,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$511	$917
Accrued expenses	1,754	1,625

Total current liabilities	2,265	2,542

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at December 31, 2017 and 2016
Series B convertible preferred stock, par value; no shares authorized, issued or outstanding at December 31, 2017; 8,100 shares authorized, 5,737 shares issued and outstanding at December 31, 2016	—	3,525
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,429,993 and 1,300,318 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	80,384	73,429
Accumulated deficit	(78,551)	(66,099)

Total stockholders’ equity	1,833	10,855

Total liabilities and stockholders’ equity	$4,098	$13,397

See accompanying notes to consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016
Revenues	$15	$19
Operating expenses:
Research and development	5,370	5,415
Acquired in-process research and development	4,696	—
General and administrative	4,011	3,619

Total operating expenses	14,077	9,034

Operating loss	(14,062)	(9,015)
Other income (expense):
Interest (expense) income, net	(1)	15
Other (expense) income, net	(10)	6

Total other (expense) income, net	(11)	21

Loss before income taxes	(14,073)	(8,994)
Income tax benefit	1,621	—

Net loss	(12,452)	(8,994)
Accretion of beneficial conversion feature related to Series B Convertible Preferred Stock	—	(2,075)

Net loss attributable to common stockholders	$(12,452)	$(11,069)

Net loss per common share attributable to common stockholders: Basic and diluted	$(5.52)	$(16.41)

Weighted average common shares: Basic and diluted	2,257,754	674,608

See accompanying notes to consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2015	—	$—	—	$—	653,485	$—	$65,995	$(57,105)	$8,890
Issuance of common stock under 2014 Lincoln Park Capital, LLC purchase agreement	—	—	—	—	6,500	—	152	—	152
Issuance of common stock and warrants in connection with 2016 public offering, net of offering costs of $431	—	—	—	—	379,777	—	2,987	—	2,987
Issuance of Series B convertible preferred stock and warrants in connection with 2016 public offering, net of offering costs of $1,018	8,082	4,966	—	—	—	—	2,098	—	7,064
Beneficial conversion feature related to Series B convertible preferred stock	—	(2,075)	—	—	—	—	2,075	—	—
Accretion of beneficial conversion feature related to Series B convertible preferred stock	—	2,075	—	—	—	—	(2,075)	—	—
Conversions of Series B convertible preferred stock into common stock	(2,345)	(1,441)	—	—	260,556	—	1,441	—	—
Stock-based compensation expense	—	—	—	—	—	—	756	—	756
Net loss	—	—	—	—	—	—	—	(8,994)	(8,994)

Balance at December 31, 2016	5,737	3,525	—	—	1,300,318	—	73,429	(66,099)	10,855
Acquisition of MirImmune Inc.	—	—	1,118,224	—	275,036	—	2,824	—	2,824
Conversions of Series B convertible preferred stock into common stock	(5,737)	(3,525)	—	—	637,445	—	3,525	—	—
Conversion of Series C convertible preferred stock into common stock	—	—	(1,118,224)	—	111,822	—	—	—	—
Issuance of common stock under 2017 Lincoln Park Capital, LLC purchase agreement, net of offering costs of $74	—	—	—	—	105,000	—	290	—	290
Issuance of common stock under employee stock purchase plan	—	—	—	—	372	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	314	—	314
Net loss	—	—	—	—	—	—	—	(12,452)	(12,452)

Balance at December 31, 2017	—	$—	—	$—	2,429,993	$—	$80,384	$(78,551)	$1,833

See accompanying notes to consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,452)	$(8,994)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	70	53
Non-cash stock-based compensation expense	314	756
Acquired in-process research and development expense	4,696	—
Deferred taxes	(1,621)	—
Value of non-marketable equity securities recognized as revenue	9	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(51)	161
Accounts payable	(608)	(246)
Accrued expenses	129	519

Net cash used in operating activities	(9,514)	(7,760)
Cash flows from investing activities:
Purchase of short-term investments	—	(2,000)
Maturities of short-term investments	—	7,500
Cash acquired in MirImmune Inc. acquisition	100	—
Issuance of notes receivable	—	(150)
Cash paid for purchase of property and equipment	(203)	(4)

Net cash (used in) provided by investing activities	(103)	5,346
Cash flows from financing activities:
Net proceeds from the issuance of common stock and/or preferred stock	290	10,203
Proceeds from the issuance of common stock in connection with the employee stock purchase plan	2	—

Net cash provided by financing activities	292	10,203
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,325)	7,789
Cash, cash equivalents and restricted cash at the beginning of period	12,956	5,167

Cash, cash equivalents and restricted cash at the end of period	$3,631	$12,956

Supplemental disclosure of non-cash investing and financing activities:
Fair value of Series B convertible preferred stock beneficial conversion feature	$—	$2,075

Accretion of Series B convertible preferred stock	$—	$2,075

Conversions of Series B convertible preferred stock into common stock	$3,525	$1,441

Conversion of Series C convertible preferred stock into common stock	$816	$—

MirImmune Inc. acquisition:
Cancellation of notes receivable	$150	$—

Accounts payable assumed	$5	$—

Fair value of securities issued	$2,824	$—

See accompanying notes to consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

RXi Pharmaceuticals Corporation is a biotechnology company focused on discovering and developing immuno-oncology therapeutics to treat cancer based on its self-delivering RNAi (“sd-rxRNA®”) platform. The Company’s sd-rxRNA compounds do not require a delivery vehicle to penetrate the cell and are designed to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. This provides RXi with a distinct advantage in adoptive cell therapy, the Company’s initial focus and approach to immuno-oncology.

Prior to RXi’s acquisition of MirImmune Inc. (“MirImmune”) in January 2017, the Company’s principal activities consisted of the preclinical and clinical development of the Company’s sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. With the acquisition of MirImmune, the Company completed a thorough review of its business operations, development programs and financial resources and made a strategic decision to focus solely on immuno-oncology to accelerate growth and in turn support a return on investment for its stockholders. As a result, the Company will seek to monetize its valuable dermatology and ophthalmology franchises through out-licensing or partnerships, thereby enabling a streamlined focus of the Company’s resources on the development of its immuno-oncology program, with a focus on adoptive cell transfer.

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

2. Liquidity and Going Concern

The Company has limited cash resources, certain limitations under the purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) and has expended substantial funds on the research and development of the Company’s product candidates and funding general operations. As a result, the Company has reported recurring losses from operations since inception and expects that the Company will continue to have negative cash flows from its operations for the foreseeable future. Historically, the Company’s primary source of financing has been the sale of its securities. The Company’s ability to continue to fund its operations is dependent on the amount of cash on hand and its ability to raise additional capital through, but not limited to, equity or debt offerings or strategic opportunities. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There can be no assurance that the Company will be successful in accomplishing these plans. As a result, the Company has concluded that there is substantial doubt regarding its ability to continue as a going concern for at least one year. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back or terminate its operations or to seek to merge with or to be acquired by another company. These financial statements do not include any adjustments to, or classification of, recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of RXi and its wholly owned subsidiary. All material intercompany accounts have been eliminated in consolidation.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	December 31,	December 31,
	2017	2016
Cash and cash equivalents	$3,581	$12,906
Restricted cash	50	50

Cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,631	$12,956

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances in several accounts with one bank, which at times are in excess of federally insured limits. The Company has established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company’s investments are maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the exposure of any single issuer.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives of the related assets. The Company provides for depreciation over the assets’ estimated useful lives as follows:

Computer equipment	3 years
Machinery & equipment	5 years
Furniture & fixtures	5 years
Leasehold improvements	5 years

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was approximately $70,000 and $53,000, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents, restricted cash, notes receivable and accounts payable approximate their fair values due to their short-term nature.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The Company fully impaired its non-marketable securities as of December 31, 2017. Impairment expense of $9,000 is included within other expense on the consolidated statement of operations. The Company believes no impairment existed as of December 31, 2016.

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

Research and Development Expenses

Research and development costs relate to salaries, employee benefits, facility-related expenses, supplies, stock-based compensation related to employees and non-employees involved in the Company’s research and development, external services, other operating costs and overhead related to its research and development departments, costs to acquire technology licenses and expenses associated with preclinical activities and its clinical trials. Research and development expenses are charged to expense as incurred. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses and expensed when the service has been performed or when the goods have been received. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed the Company with respect to services provided and/or materials that it has received.

Preclinical and clinical trial expenses relate to estimates of costs incurred and fees connected with clinical trial sites, third-party clinical research organizations and other preclinical and clinical related activities and include such items as subject-related fees, laboratory work, investigator fees and analysis costs. Costs associated with these expenses are generally payable on the passage of time or when certain milestones are achieved. Expense is recorded during the period incurred or in the period in which a milestone is achieved. In order to ensure that the Company has adequately provided for preclinical and clinical expenses during the proper period, the Company maintains an accrual to cover these expenses. These accruals are assessed on a quarterly basis and are based on such assumptions as expected total cost, the length of the study, timing of subject visits and other information available to us. Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from its actual costs.

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are, therefore, expensed as research and development costs as incurred.

Acquired In-process Research and Development

Assets purchased in asset acquisition transactions are expensed as in-process research and development unless the assets acquired have an alternative future use. Acquired in-process research and development payments are immediately expensed and include upfront payments, as well as transaction fees and subsequent milestone payments. Development costs incurred after the acquisition are expensed as incurred.

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

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of the FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees.” Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the requisite service period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period will be adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense will include fair value re-measurements until the stock options are fully vested.

Income Taxes

The Company recognizes assets or liabilities for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with the FASB ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized. The Company evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known.

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

Net Loss per Share

The Company accounts for and discloses net loss per share attributable to common stockholders in accordance with the FASB ASC Topic 260, “Earnings per Share.” Basic and diluted net loss per common share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares.

4. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year but to permit entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, “Revenue from

Contracts with Customers (Topic 606) – Principal Versus Agent Considerations,” which improves the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing,” which clarifies two aspects of the guidance on accounting for revenue contracts with customers: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients,” which addresses assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The amendments in these ASUs do not change the core principles for those areas. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. Since the Company has no significant revenue, the Company does not expect this ASU to have an immediate impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are presented and classified in the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 in the first quarter of 2017, and the implementation of this standard had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company adopted ASU 2016-18 in the first quarter of 2017, and the guidance has been retrospectively applied to all periods presented. The total of cash, cash equivalents and restricted cash is described in Note 3. The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) — Clarifying the Definition of a Business,” which provides a screen to determine when an integrated set of assets and activities are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-01 effective January 1, 2017. The implementation of this standard did not have an impact on the Company’s consolidated financial statements, as the acquisition of MirImmune, the Company’s transaction that this ASU would have affected, did not meet the definition of a business under either the prior guidance or the new guidance.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company adopted ASU 2017-09 in the second quarter of 2017, and the implementation of this standard had no impact on the Company’s consolidated financial statements.

5. MirImmune Inc. Acquisition

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

Upon the closing of the acquisition, the notes receivable from MirImmune outstanding on the Company’s balance sheet as of December 31, 2016 were cancelled.

The Company assessed the acquisition of MirImmune under the FASB ASC Topic 805, “Business Combinations” (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business and that the transaction would be accounted for as an asset acquisition. The assets and development programs acquired from MirImmune are at an early stage of development and will require a significant investment of time and capital if the Company is to be successful in developing them. There is no assurance that the Company will be successful in developing such assets, and a failure to successfully develop such assets could diminish the Company’s prospects. Under ASC 805, the assets acquired are considered to have no alternative future uses, as determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on January 6, 2017, the date of the acquisition, and was fully expensed as in-process research and development.

Additionally, the Company assessed the MirImmune acquisition under ASC Topic 740, “Income Taxes” (“ASC 740”). The acquisition resulted in an income tax benefit of $1,621,000 and a corresponding increase to acquired in-process research and development expense resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company recorded $4,696,000 in in-process research and development expense related to the fair value of consideration given, which includes transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the MirImmune acquisition.

The Company was restricted from converting any of the Series C Convertible Preferred Stock into common stock to the extent that such conversion was not approved by the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635. On June 9, 2017, with the approval of the Company’s stockholders in accordance with the Nasdaq stockholder approval requirements, every ten shares of the Series C Convertible Preferred Stock outstanding were automatically converted into one share of common stock, such that there were no shares of Series C Convertible Preferred Stock issued or outstanding after the conversion. On November 7, 2017, the Company filed a Certificate Eliminating the Series C Convertible Preferred Stock from the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware.

Under the terms of the Stock Purchase Agreement, if certain development or commercial milestones are achieved within two years, the Company will be required to either (i) issue a number of shares of common stock (the “Milestone Shares”) equal to the sum of 251,909 shares of common stock, plus an additional number of shares of common stock equal to 13% of the common stock issued upon exercise of any warrants issued under the Company’s underwritten public offering in December 2016, but only to the extent that such warrants have been exercised prior to the milestone being achieved or (ii) pay the equivalent value of the Milestone Shares in cash. The Company received stockholder approval in accordance with Rule 5635 of the Nasdaq Marketplace Rules at its 2017 Annual Meeting of Stockholders to issue the Milestone Shares, if necessary.

The Company assessed the Milestone Shares under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company determined that liability accounting would be required for the Milestone Shares under ASC 480. The Company will record a liability related to the Milestone Shares if and when the milestones are achieved and the consideration becomes payable. At that time, the Company will record the cost of the Milestone Shares as in-process research and development expense. No milestones under the Stock Purchase Agreement have been met as of December 31, 2017.

6. Accrued Expenses

Accrued expenses consist of the following, in thousands:

	December 31,
	2017	2016
Compensation and benefits	$735	$745
Clinical development expenses	261	490
Professional fees	167	104
Research and development costs	583	276
Other	8	10

Total accrued expenses	$1,754	$1,625

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

The Company’s contractual license obligations that will require future cash payments as of December 31, 2017 are as follows, in thousands:

Year Ending December 31,
2018	$200
2019	165
2020	165
2021	165
2022	100
Thereafter	700

Total	$1,495

Operating Leases

The Company leases office and laboratory space for its corporate headquarters and primary research facility in Marlborough, Massachusetts. The lease for the office and lab space will expire in March 2019. Monthly rental expense is approximately $9,500, which includes the Company’s pro rata share of annual real estate taxes and operating expenses.

Total rent expense under the Company’s operating lease was $115,000 and $117,000 for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company’s future minimum payments required under operating leases are as follows, in thousands:

Year Ending December 31,
2018	$120
2019	30

Total	$150

The Company applies the disclosure provisions of FASB ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“ASC 460”), to its agreements that contain guarantee or indemnification clauses. The Company provides: (i) indemnifications of varying scope and size to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with various types of third-party claims; and (ii) indemnifications of varying scope and size to officers and directors against third-party claims arising from the services they provide to us. These indemnifications give rise only to the disclosure provisions of ASC 460. To date, the Company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to these indemnifications.

8. Stockholders’ Equity

Series B Convertible Preferred Stock — During the year ended December 31, 2016, 2,345 shares of the Company’s Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”) were converted into 260,555 shares of common stock and the Company’s remaining 5,737 shares of Series B Convertible Preferred Stock outstanding were fully converted into 637,445 shares of common stock during the year ended December 31, 2017.

Series C Convertible Preferred Stock — In connection with the Stock Purchase Agreement, on January 5, 2017, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Convertible Preferred Stock Certificate of Designation provided for the issuance of up to 1,800,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock had no voting rights, with certain exceptions as described in the Series C Convertible Preferred Stock Certificate of Designations, and were to receive dividends on an as-converted basis at the same time and in the same form as any dividends paid out on shares of the Company’s common stock. Other than as set forth in the previous sentence, no other dividends would be paid on the Series C Convertible Preferred Stock.

Upon its issuance, the Series C Convertible Preferred Stock was assessed under ASC 480. The Company determined that the Series C Convertible Preferred Stock was not within the scope of ASC 480 and therefore, the Series C Convertible Preferred Stock was not considered a liability. The Series C Convertible Preferred Stock was recorded in permanent equity on the Company’s balance sheet.

The Series C Convertible Preferred Stock was then assessed under the FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company believes that the Series C Convertible Preferred Stock is an equity host for the purposes of assessing the embedded conversion option for potential bifurcation. The Company concluded that the conversion option feature is clearly and closely related to the preferred stock host. As such, the conversion feature did not require bifurcation under ASC 815.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 275,036 shares of common stock of the Company and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock. The Company was restricted from converting any of the Series C Convertible Preferred Stock into common stock to the extent that such conversion was not approved by the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635. On June 9, 2017, with the approval of the Company’s stockholders in accordance with the Nasdaq stockholder approval requirements, every ten shares of the Series C Convertible Preferred Stock outstanding were automatically converted into one share of common stock. Please refer to Note 5 for further details on the acquisition of MirImmune.

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

Lincoln Park Capital Fund, LLC — On December 18, 2014, the Company entered into a purchase agreement (the “2014 Purchase Agreement”) with LPC, pursuant to which the Company had the right to sell to LPC up to $10,800,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2014 Purchase Agreement. The 2014 Purchase Agreement expired on April 17, 2017. During the year ended December 31, 2016, the Company sold 6,500 shares of common stock to LPC for proceeds of $152,000.

On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2017 Purchase Agreement. As a commitment fee for entering into the 2017 Purchase Agreement, the Company issued 45,000 shares of the Company’s common stock to LPC at a price per share of $5.80, which was recorded as a cost of capital. During the year ended December 31, 2017, the Company sold 60,000 shares of common stock to LPC for net proceeds of approximately $290,000.

Warrants

The following table summarizes the Company’s outstanding warrants at December 31, 2017:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$52.00	130,007	June 2, 2020
$9.00	1,277,993	December 21, 2021

Total warrants outstanding	1,408,000

During the year ended December 31, 2017, outstanding warrants for the purchase of 46 shares of the Company’s common stock with an exercise price of $390.00 expired.

No warrants were exercised during the years ended December 31, 2017 or 2016.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the potential common shares excluded from the calculation of net loss per common share attributable to common stockholders because their inclusion would be anti-dilutive:

	December 31,
	2017	2016
Options to purchase common stock	50,156	37,444
Common stock underlying Series B Convertible Preferred Stock	—	637,444
Warrants to purchase common stock	1,408,000	1,408,046

Total	1,458,156	2,082,934

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

As of December 31, 2017, an aggregate of 125,000 shares of common stock were reserved for issuance under the Company’s 2012 Incentive Plan, including 50,156 shares subject to outstanding common stock options granted under the 2012 Incentive Plan and 74,824 shares available for future grants. Stock options granted by the Company to employees may have different vesting parameters, but generally vest within 4 years after the option grant date and expire within ten years of issuance.

Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the years ended December 31, 2017 and 2016, the following assumptions were used:

	December 31,
	2017	2016
Risk-free interest rate	1.73 – 2.49%	1.18 – 2.02%
Expected volatility	82.99 – 123.01%	79.42 – 116.88%
Weighted average expected volatility	84.65%	89.12%
Expected lives (in years)	5.20 – 10.00	5.20 – 10.00
Expected dividend yield	0.00%	0.00%

The weighted-average fair value of options granted during the years ended December 31, 2017 and 2016 was $4.90 and $21.50 per share, respectively.

The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption is based upon the volatility of a composition of comparable companies. The expected life assumption for employee grants was based upon the simplified method provided for under ASC 718, and the expected life assumption for non-employees was based upon the contractual term of the option. The dividend yield assumption is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The following table summarizes the activity of the Company’s stock option plan for the year ended December 31, 2017:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2016	37,444	$272.90
Granted	33,038	6.90
Exercised	—	—
Cancelled	(20,326)	39.50

Balance at December 31, 2017	50,156	$192.30	6.62 years	$—

Exercisable at December 31, 2017	33,913	$275.30	5.53 years	$—

The Company recorded stock-based compensation expense in the consolidated statement of operations for the years ended December 31, 2017 and 2016 as follows, in thousands:

	December 31,
	2017	2016
Research and development	$89	$243
General and administrative	225	513

Total stock-based compensation	$314	$756

Stock-based compensation expense for the year ended December 31, 2017 includes $22,000, recorded in research and development expense, related to stock option modifications in connection with the retirement of the Company’s former Chief Development Officer.

There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized.

As of December 31, 2017, the compensation expense for all unvested stock options in the amount of approximately $157,000 will be recognized in the Company’s results of operations over a weighted average period of 1.70 years.

11. Income Taxes

For the years ended December 31, 2017 and 2016, all of the Company’s loss before income taxes was generated in the United States.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a decrease in net deferred tax asset of approximately $8,800,000 and a corresponding reduction in the valuation allowance against these assets. There is no impact to income tax expense. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 consolidated financial statements.

The components of federal and state income tax expense/(benefit) are as follows (in thousands):

	December 31,
	2017	2016
Current
Federal	$—	$—
State	—	—

Total current	—	—
Deferred
Federal	2,945	(2,892)
State	(1,568)	(741)

Total deferred	1,377	(3,633)
Valuation allowance	(2,998)	3,633

Total income tax benefit	$(1,621)	$—

The Company’s acquisition of MirImmune resulted in an income tax benefit of $1,621,000 and a corresponding increase to acquired in-process research and development expense resulting from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference. Refer to footnote 5 for further details of the MirImmune acquisition.

The differences between the income taxes expected at the Federal statutory income tax rate and the reported income tax (benefit) expense is as follows:

	2017	2016
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.5)	(4.6)
Non-deductible expenses	0.5	1.7
Income tax credits	(2.5)	(3.5)
Deferred rate change	62.5	—
Valuation allowance	(31.5)	40.4

Effective tax rate	(11.5)%	0.0%

The components of net deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$14,681	$17,245
Tax credit carryforwards	1,322	745
Stock-based compensation	1,336	1,891
Licensing deduction deferral	3,393	5,385
Other timing differences	175	262

Gross deferred tax assets	20,907	25,528
Valuation allowance	(20,907)	(25,528)

Net deferred tax asset	$—	$—

The Company’s deferred tax assets at December 31, 2017 and 2016 consisted primarily of its net operating loss carryforwards, deferred compensation, tax credit carryforwards, intangible assets capitalized for federal income tax purposes and certain accruals that for tax purposes are not deductible until future payment is made. The valuation allowance decreased $4,621,000 and increased $3,633,000 for the years ended December 31, 2017 and 2016, respectively, and is primarily attributable to the deferred tax rate change in 2017.

The Company has incurred net operating losses since inception. At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $55,000,000 and $48,000,000, respectively, which are available to reduce future taxable income through 2037. In addition, the Company has federal and state research credits of $937,000 and $488,000, respectively, to offset future tax expense through 2037. Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a full deferred income tax valuation allowance has been recorded against these assets.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable. The Company does not believe any substantial changes in ownership have occurred, however a detailed analysis would need to be conducted in order to be certain.

The Company files income tax returns in the United States, Massachusetts and New Jersey. The Company is subject to tax examinations for federal and state purposes for tax years 2012 through 2017. The Company has not recorded any uncertain tax positions as of December 31, 2017 or 2016. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expenses.

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

Advirna LLC. We have entered into an agreement with Advirna LLC (“Advirna”), pursuant to which Advirna assigned to us its existing patent and technology rights related to the sd-rxRNA technology. In exchange, the Company is obligated to pay Advirna an annual maintenance fee and paid a milestone payment upon the issuance of the first patent with valid claims covering the assigned technology in 2014. Additionally, we will be required to pay a 1% royalty to Advirna on any licensing revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. To date, royalties owed to Advirna under the agreement have been minimal. We also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics.

Our rights under the Advirna agreement will expire upon the later of: (i) the expiration of the last-to-expire of the “patent rights” (as defined therein) included in the Advirna agreement; or (ii) the abandonment of the last-to-be abandoned of such patents, unless earlier terminated in accordance with the provisions of the agreement.

Hapten Pharmaceuticals, LLC. On December 17, 2014, the Company entered into an Assignment and License Agreement (the “Assignment and License Agreement”) with Hapten Pharmaceuticals, LLC (“Hapten”) under which Hapten agreed to sell and assign to us certain patent rights and related assets and rights, including an investigational new drug application and clinical data, for Hapten’s Samcyprone™ products for therapeutic and prophylactic use. Under the Assignment and License Agreement, Hapten will be entitled to receive: (i) future milestone payments tied to the achievement of certain clinical and commercial objectives (all of which payments may be made at our option in cash or through the issuance of common stock); and (ii) escalating royalties based on product sales by us and any sublicensees. To date, no milestones have been met and no royalties have been earned under the Assignment and License Agreement with Hapten.

We have certain customary diligence obligations under the Assignment and License Agreement requiring us to use commercially reasonable efforts to develop and commercialize one or more products covered by the Assignment and License Agreement, which obligations, if not performed, could result in rights assigned or licensed to us reverting back to Hapten.

13. Subsequent Events

Subsequent to the balance sheet date, the Company sold 225,000 shares of common stock to LPC for net proceeds of approximately $788,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, due to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting,” management concluded that our disclosure controls and procedures were not effective as of such date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In connection with this assessment, we identified a material weakness, as described below, in our internal control over financial reporting as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness, identified below, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective.

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

This material weakness resulted in post-closing adjustments to deferred taxes and income tax benefit, which were corrected by management prior to the issuance of the Company’s consolidated financial statements included herein. The adjustment contained in the Company’s consolidated financial statements included herein was a non-cash charge and did not affect net loss or operating cash flows and had no impact on the Company’s balance sheet.

Remediation Plans

Management is committed to remediating the material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weakness in internal control over financial reporting relating to accounting for income taxes. Management’s planned actions to address the material weakness include:

•	Increased involvement on a quarterly basis of our third-party tax experts dedicated to determining the appropriate accounting for material and complex tax transactions in a timely manner;

•	Review of tax accounting process to identify and implement enhanced tax accounting processes and related internal control procedures; and

•	Establishing additional training and education programs for financial personnel responsible for income tax accounting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our directors and executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Geert Cauwenbergh, Dr. Med. Sc.	64	President, Chief Executive Officer, acting Chief Financial Officer and Director
Gerrit Dispersyn, Dr. Med. Sc.	43	Chief Development Officer
Robert J. Bitterman	67	Chairman of the Board of Directors
Keith L. Brownlie	65	Director
H. Paul Dorman	81	Director
Jonathan E. Freeman, Ph.D.	50	Director
Curtis A. Lockshin, Ph.D.	57	Director

Geert Cauwenbergh, Dr. Med. Sc. was appointed to the Board and was elected as President and Chief Executive Officer of the Company in April 2012. Prior to joining the Company, Dr. Cauwenbergh was active through his consulting company, Phases 123 LLC, in advising various small biotech and healthcare companies from June 2011 to April 2012. In addition, Dr. Cauwenbergh served as Chairman and Chief Executive Officer of Barrier Therapeutics, Inc., a publicly-traded biopharmaceutical company he founded in 2001 that focused on dermatology drug development, which was acquired by Stiefel Laboratories, Inc. in 2008. Prior to founding Barrier Therapeutics, Inc., Dr. Cauwenbergh was employed by Johnson & Johnson for 23 years where he held a number of ascending senior management positions, including Vice President of Research and Development for Johnson & Johnson’s Skin Research Center where he was responsible for the worldwide research and development of all skin care products for the Johnson & Johnson consumer companies. He currently serves on the board of directors of Moberg Pharma AB, Phosphagenics Ltd. and Cutanea Life Sciences, Inc., a wholly owned subsidiary of Maruho Company, LTD. In 2005, Dr. Cauwenbergh was inducted into the New Jersey High-Tech Hall of Fame, and, from 2009 to 2010, he served as Chairman of the Board of Trustees of BioNJ. He has authored more than 100 publications and has been a guest editor for numerous books addressing mycology and infectious diseases. Dr. Cauwenbergh received his Doctorate in Medical Sciences from the Catholic University of Leuven, Faculty of Medicine (Belgium), where he also completed his masters and undergraduate work. Our Nominating and Governance Committee believes that Dr. Cauwenbergh is qualified to serve as a member of our Board of Directors due to his executive leadership and extensive knowledge and experience in the biotechnology industry.

Gerrit Dispersyn, Dr. Med. Sc. joined the Company in April 2017 as our Chief Development Officer. From 2014 to April 2017, Dr. Dispersyn was the Vice President, Global Head of Affairs at Integra Lifesciences Corporation, a medical technology company dedicated to limiting uncertainty for surgeons so they can concentrate on providing the best patient care. Prior to assuming this role, Dr. Dispersyn held the position of Vice President, Program Management & Clinical Affairs from 2008 to 2014. In these positions, Dr. Dispersyn was responsible for the global strategy and execution of clinical and product development, clinical operations and medical affairs projects. Prior to his roles at Integra Lifesciences Corporation, Dr. Dispersyn was employed by Barrier Therapeutics, Inc. where he held various roles, including Vice President, Product Development & Portfolio Management. With this role at Barrier Therapeutics, Inc. Dr. Dispersyn led the planning and all aspects of R&D operations and strategy, as well as established and built the business development department. He is also the founder of INGRESS LLC, a consultancy company providing R&D and clinical operations support to start-up companies. He received his Doctorate in Medical Sciences from Maastricht University, Faculty of Medicine (Netherlands), a post-graduate degree in Biomedical Imaging and a Master of Science degree in Biochemistry, both from the University of Antwerp, Belgium.

Robert J. Bitterman has served as a member and the Chairman of our Board since 2012. Prior to joining the Company, Mr. Bitterman founded Cutanea Life Sciences, Inc. in September 2005 as its President, Chief Executive Officer and director. Cutanea Life Sciences, Inc. focuses on the development and commercialization of proprietary technologies to treat diseased and aging skin and was successfully acquired by Maruho Company, LTD. in February 2012, where Mr. Bitterman has continued his role as President and Chief Executive Officer. Prior to his role at Cutanea Life Sciences, Inc., Mr. Bitterman has also held the position of President and Chief Executive Officer of Isolagen, Inc., President and General Manager of Dermik Laboratories and various positions of increasing responsibility in financial and commercial capacities within Aventis S.A. Mr. Bitterman holds an A.B. degree in Economics from The College of the Holy Cross and a Master of Business Administration degree from Boston University. He also holds a Doctor of Human Letters (Honoris Causa) from the New York College of Podiatric Medicine and is a member of the Philadelphia Business Leaders Network. Our Nominating and Governance Committee believes that Mr. Bitterman is qualified to serve as a member of our Board of Directors due to his executive leadership and his experience in the pharmaceutical industries.

Keith L. Brownlie has served as a member of our Board since June 2012. Prior to joining us, Mr. Brownlie was employed by the accounting firm Ernst & Young LLP from 1974 to 2010. At Ernst & Young, he served as audit partner for numerous public companies and was the Life Sciences Industry Leader for the New York Metro Area. Mr. Brownlie co-founded the New Jersey Entrepreneur of the Year Program and was co-chair of the BIONJ/PABIO Annual Symposium. Since his retirement from Ernst &Young in 2010, Mr. Brownlie currently serves as a member of the board of directors and chairman of the audit committees of Soligenix, Inc. and Celldex Therapeutics, Inc. Mr. Brownlie also previously served on the board of directors and as chairman of the audit committees of Cancer Genetics, Inc. and EpiCept Corporation, which merged with Immune Pharmaceuticals in August 2013. Mr. Brownlie received a B.S. in Accounting from Lehigh University and is a Certified Public Accountant. Our Nominating and Governance Committee believes that Mr. Brownlie is qualified to serve as a member of our Board of Directors due to his significant financial expertise and background serving as a director of other public companies.

H. Paul Dorman has served as a member of our Board since April 2013. Mr. Dorman currently serves as the Chairman and CEO of DFB Pharmaceuticals, a holdings company specializing in investing in and operating pharmaceutical businesses. From 1990 to 2012, Mr. Dorman also served as the Chairman and CEO of DPT Laboratories, a contract manufacturer and developer of pharmaceutical products. During that time, Mr. Dorman expanded DPT into a portfolio of healthcare companies that provides services and proprietary branded pharmaceutical products to the global market. Prior to acquiring DPT, Mr. Dorman was employed by Johnson & Johnson for 12 years, where he served in various positions, including Vice President and as a member of the board of directors. Prior to Johnson & Johnson, Mr. Dorman was employed by Baxter-Travenol, a large pharmaceuticals company. Mr. Dorman holds a B.S. degree in Mechanical Engineering from Tulane University and a Juris Doctor of Law from Loyola University. Our Nominating and Governance Committee believes that Mr. Dorman is qualified to serve as a member of our Board of Directors due to his executive leadership and business experience in the pharmaceutical industry.

Jonathan E. Freeman, Ph.D. has served has a member of our Board since June 2017. Dr. Freeman currently serves as Chief Business Officer of Vedanta Biosciences, a private company pioneering an innovative class of therapies modulating interaction pathways between the human microbe and the host immune system. Prior to his role with Vedanta Biosciences, Dr. Freeman held the position of Senior Vice President, Head of Strategy Development & Portfolio Management at Merck KGaA, a leading science and technology company in healthcare, life science and performance materials, from 2013 to 2016, previously serving as Head of Licensing, Global Business Development from 2008 to 2012. Prior to this, Dr. Freeman also was the Director of M&A at Baxter Healthcare from 2005 to 2008, and from 1999 to 2005 was Head of Licensing at Serono. He is a past member of the board of directors and former Vice President of the Swiss Pharma Group, and the representative to the International Pharma Society. Dr. Freeman holds a First Class Honours in Biochemistry and an M.A. from Cambridge University, a Ph.D. in cancer research from the Imperial Cancer Research Fund (now CRUK) and an MBA with a finance major from Webster, St. Louis. He held various post-doctoral positions in the Swiss Institute for Cancer Research and the Geneva Medical School generating grants from the Swiss National Fund, the EMBL and the London Royal Society. Our Nominating and Governance Committee believes that Dr. Freeman is qualified to serve as a member of our Board of Directors due to his executive leadership and his background in immunology.

Curtis A. Lockshin, Ph.D. has served as a member of our Board since April 2013. Dr. Lockshin currently serves as the Chief Scientific Officer of Xenetic Biosciences, Inc., a biopharmaceutical company focused on developing biologic drugs and novel oncology therapeutics. Prior to his appointment as Chief Scientific Officer, Dr. Lockshin served as the Vice President of Research and Operations from March 2014 to January 2017. In addition, he served as Chief Executive Officer and director of SciVac Therapeutics, Inc., and its subsidiary SciVac, Ltd., from September 2014 until July 2016. SciVac Therapeutics, Inc. developed, produced and marketed biological products for human healthcare. With SciVac Therapeutics, Inc.’s merger with VBI Vaccines, Inc. in July 2016, Dr. Lockshin served as Chief Technical Officer of the merged company until December 2016. Since May 2013, Dr. Lockshin has served as President and Chief Executive Officer of Guardum Pharmaceuticals, LLC and was previously the Vice President of Corporate R&D Initiatives for OPKO Health, Inc. from October 2011 to February 2013. Since April 2004, Dr. Lockshin has also served as a member of the board of directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University Support Corporation that supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural and international grants. He is a past member of the board of directors of ChromaDex, Inc. and Sorrento Therapeutics, Inc. Dr. Lockshin holds a S.B. degree in Life Sciences and a Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology. Our Nominating and Governance Committee believes that Dr. Lockshin is qualified to serve as a member of our Board of Directors due to his scientific background, his significant industry knowledge and management experience.

Board Leadership Structure and Role in Risk Oversight

The positions of Chairman of the Board of Directors (the “Board”) and Chief Executive Officer are separated, which allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. Our Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. Our Board believes its administration of its risk oversight function has not affected its leadership structure.

While our Bylaws do not require that our Chairman and Chief Executive Officer positions be separate, our Board believes that having separate positions and having an independent outside director serve as Chairman is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance. Our separated Chairman and Chief Executive Officer positions are augmented by our independent Board committees that provide appropriate oversight in the areas described below. At executive sessions of independent directors, these directors speak candidly on any matter of interest, which may be with or without the Chief Executive Officer present. The independent directors meet separately in executive session on at least an annual basis to discuss matters relating to the Company and the Board, without members of the management team present. We believe this structure provides consistent and effective oversight of our management and the Company.

The Board has overall responsibility for the oversight of the Company’s risk management process, which is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. Risk management includes not only understanding company-specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for the Company. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. The Board periodically reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for the Company. The Board also delegates oversight to Board committees to oversee selected elements of risk as set forth below.

Board Committees

Audit Committee

The Audit Committee is comprised of Messrs. Brownlie (Chairman) and Dorman and Dr. Freeman. The Audit Committee selects the Company’s independent registered public accounting firm, approves its compensation, oversees and evaluates the performance of the independent registered public accounting firm, oversees the accounting and financial reporting policies and internal control systems of the Company, reviews the Company’s interim and annual financial statements, independent registered public accounting firm reports and management letters and performs other duties, as specified in the Audit Committee Charter. All members of the Audit Committee satisfy the current independence and experience requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the current NASDAQ independence standards, and the Board has determined that Mr. Brownlie is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee

The Compensation Committee is comprised of Messrs. Bitterman (Chairman) and Brownlie and Dr. Lockshin. The Compensation Committee determines compensation levels for the Company’s executive officers and directors, oversees administration of the Company’s equity compensation plans and performs other duties regarding compensation for employees and consultants as the Board may delegate from time to time. Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the corporate and individual performance goals and objectives relevant to executive compensation and executives’ performance in light of such goals and objectives and recommends other executives’ compensation levels to the Compensation Committee based on such evaluations. The Compensation Committee considers these recommendations and then makes an independent decision regarding officer compensation levels and awards. All members of the Compensation Committee satisfy the current NASDAQ independence standards, and each member of the Committee qualifies as an “outside director” and “non-employee director” as defined by Section 162(m) of the Code and Rule 16b-3 of the Exchange Act, respectively.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Drs. Lockshin (Chairman) and Freeman and Messr. Dorman. The Nominating and Governance Committee reviews potential director nominees, recommends nominees to the Board, oversees the Company’s corporate governance principles and develops and implements policies and processes regarding corporate governance matters. Drs. Lockshin and Freeman and Messr. Dorman satisfy the current NASDAQ independence standards.

A copy of the Company’s Audit, Compensation and Nominating and Corporate Governance Committee charters are available on the Company’s website at www.rxipharma.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our “officers” (as defined in Rule 16a-1(f) under the Exchange Act) and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater-than-10% stockholders (the “Reporting Persons”) are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). Based solely on our review of copies of these reports and representations of such Reporting Persons, we believe that during fiscal year 2017, all Reporting Persons satisfied such applicable SEC filing requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Waivers of our Code of Business Conduct and Ethics may only be granted by the Board of Directors or our Nominating and Corporate Governance Committee and will be publicly announced promptly in our SEC filings. Our Code of Business Conduct and Ethics, as well as other corporate governance materials, is located on our website at www.rxipharma.com.

ITEM 11.	EXECUTIVE COMPENSATION

The following describes the compensation earned in fiscal 2017 and 2016 by each of the executive officers identified below in the Summary Compensation Table, who are referred to collectively as our “named executive officers”. Our named executive officers with respect to the fiscal year that ended on December 31, 2017 are Geert Cauwenbergh, Dr. Med. Sc., President, Chief Executive Officer, acting Chief Financial Officer and Director, and Gerrit Dispersyn, Dr. Med. Sc., Chief Development Officer. Pursuant to SEC rules, we are providing compensation information for Drs. Pavco and Eliseev because they served as our former Chief Development Officer and former Chief Business Officer, respectively, during the year ended December 31, 2017.

Name and principal position	Year	Salary ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)
Geert Cauwenbergh, Dr. Med. Sc.	2017	416,000	5,928	—	599	422,527
President, Chief Executive Officer and acting Chief Financial Officer	2016	413,723	26,602	197,600	624	638,549
Gerrit Dispersyn, Dr. Med. Sc.	2017	186,346	44,555	—	275	231,176
Chief Development Officer	2016	—	—	—	—	—
Pamela Pavco, Ph.D. (4)	2017	196,471	3,155	—	228	199,854
Former Chief Development Officer	2016	377,522	13,200	108,186	585	499,493
Alexey Eliseev, Ph.D. (5)	2017	215,671	91,028	—	75,289	381,988
Former Chief Business Officer	2016	—	—	—	—	—

(1)	The amounts shown reflect the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 for the indicated year, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting. The assumptions we used in valuing options are described more fully in the “Management’s Discussion and Analysis” section and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
(2)	The amounts shown reflect the annual cash bonus earned for performance for each respective year under the Company’s Incentive Bonus Program. The annual cash bonus for fiscal year 2016 was paid in February of 2017. The annual cash bonus for fiscal year 2017 is expected to be paid at a date following the filing of this report, but will be forfeited if the executive is not employed as of such date. As such, the fiscal year 2017 bonus has not yet been earned. Assuming continued employment through the payment date, the fiscal year 2017 bonus earned would be $156,000 for Geert Cauwenbergh and $44,097 for Gerrit Dispersyn.
(3)	Represents amounts for the dollar value of life insurance premiums paid, except as noted in footnote 5 below.
(4)	Dr. Pavco became our Chief Development Officer effective September 11, 2011. She retired from the Company on May 19, 2017.
(5)	Dr. Eliseev became our Chief Development Officer on January 6, 2017. He left the Company on September 15, 2017. The amount reflected under “All Other Compensation” also includes severance payments made to Dr. Eliseev in connection with his termination consistent with and subject to the conditions set forth in his employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding equity awards as of December 31, 2017 for our named executive officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Geert Cauwenbergh, Dr. Med. Sc.(1)	11,386	—	255.00	06/08/2022
	1,334	—	600.00	06/07/2023
	1,164	167	285.00	06/02/2024
	832	499	38.00	06/01/2025
	610	721	28.60	02/10/2026
	—	1,300	6.29	02/01/2027
Gerrit Dispersyn, Dr. Med. Sc.(2)	1,584	7,916	6.50	04/24/2027
Pamela Pavco, Ph.D.(3)	5,582	—	390.00	05/04/2022
	667	—	600.00	06/07/2023
	578	83	285.00	06/02/2024
	414	247	38.00	06/01/2025
	303	358	28.60	02/10/2026
	146	555	6.29	02/01/2027
Alexey Eliseev, Ph.D.	—	—	—

(1)	The option awards granted to Dr. Cauwenbergh vest as to 25% of the award on the first anniversary of the grant date and as to the remaining 75% of the option in equal monthly installments over a three-year period thereafter. Each option award was granted ten years prior to the option expiration date.
(2)	The option awards granted to Dr. Dispersyn vest in equal monthly installments over a four-year period. Each option award was granted ten years prior to the option expiration date.
(3)	The option awards granted to Dr. Pavco vest in equal monthly installments over a four-year period. So long as Dr. Pavco remains on the Company’s Scientific Advisory Board, options granted to her during her employment with the Company will continue to vest after her retirement. Each option award was granted ten years prior to the option expiration date.

Nonqualified Deferred Compensation Earnings

We do not have any nonqualified deferred compensation plans.

Employment and Change of Control Agreements

Geert Cauwenbergh, Dr. Med. Sc.

Dr. Cauwenbergh was appointed Chief Executive Officer pursuant to an employment agreement, dated April 27, 2012, pursuant to which he is entitled to receive an initial base salary of $360,000 per annum, as well as a performance bonus of up to 50% of his base salary, subject to the achievement of performance goals to be established annually. On June 8, 2012, Dr. Cauwenbergh received an option entitling him to purchase 11,386 shares of Company common stock at an exercise price equal to the fair value of the underlying common stock on the date of grant. The option vested with respect to one quarter of the underlying shares on April 27, 2013, and then vested on a ratable basis monthly thereafter over the next three years such that the option became fully vested and exercisable on April 27, 2016.

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

Gerrit Dispersyn, Dr. Med. Sc.

Dr. Dispersyn was appointed Chief Development Officer pursuant to an employment agreement, dated April 24, 2017, pursuant to which he is entitled to receive an initial base salary of $285,000 per annum, as well as a performance bonus of up to 30% of his base salary, subject to the achievement of performance goals to be established annually. On April 24, 2017, Dr. Dispersyn received an option entitling him to purchase 9,500 shares of Company common stock at an exercise price equal to the fair value of the underlying common stock on the date of grant. The option vests in equal monthly installments over four years such that the option will become fully vested and exercisable on April 24, 2021.

Dr. Dispersyn’s employment agreement provides that, upon termination of Dr. Dispersyn’s employment without “cause” (as defined therein) by us or by Dr. Dispersyn for “good reason” (as defined therein), he will be entitled to payment of: (1) any accrued but unpaid salary and unused vacation as of the date of his termination; (2) six months of salary from the date of termination; and (3) continued participation, at our expense, during the applicable six-month severance period in our sponsored group medical and dental plans. In the event his employment is terminated within twelve months following a “change of control” of RXi, he will be entitled to: (x) twelve months of salary from the date of termination; (y) accelerated vesting of any unvested RXi stock options held by him as to 50% of the unvested option shares or the portion of the unvested option shares that would have vested over the following twenty-four months, whichever is greater; and (z) continued participation, at our expense, during the twelve-month severance period in our sponsored group medical and dental plans.

Pamela Pavco, Ph.D.

We previously entered into an employment agreement, dated September 24, 2011, with Dr. Pavco. She served as the Company’s Chief Development Officer until her retirement on May 19, 2017. Dr. Pavco was entitled to receive an initial annual salary of $300,000. Pursuant to the employment agreement, she received an option to purchase up to 5,582 shares of common stock at an exercise price equal to the fair value of the underlying common stock on the date of grant. The option vested in equal monthly installments over four years, beginning on October 24, 2011, such that the option became fully vested and exercisable on September 24, 2015. No retirement benefits were owed to Dr. Pavco by the Company upon her retirement. On May 22, 2017, Dr. Pavco was appointed to our Scientific Advisory Board. So long as she serves in that role, options awarded to her during her employment with the Company will continue to vest according to their terms.

Alexey Eliseev, Ph.D.

We previously entered into an employment agreement, dated January 6, 2017, with Dr. Eliseev. He served as the Company’s Chief Business Officer until his termination on September 15, 2017. Dr. Eliseev was entitled to receive an initial salary of $300,000. Pursuant to the employment agreement, he received an option to purchase 17,439 shares of common stock at an exercise price equal to the fair value of the underlying common stock on the date of grant. The options vests and becomes exercisable in equal monthly installments beginning on February 6, 2017, provided, in each case, that Dr. Eliseev remains in our continuous employ through such vesting date.

The employment agreement provided that if we were to terminate Dr. Eliseev’s employment without “cause” (as defined in the employment agreement), he would be entitled to payment of (1) any accrued but unpaid salary and unused vacation as of the date of his termination; (2) six months of salary from the date of terminations; and (3) continued participation, at our expense, during the applicable six-month severance period in our sponsored group medical and dental plans. Effective September 15, 2017, Dr. Eliseev’s employment with the Company ended and was treated as a termination without “cause”. Dr. Eliseev received severance benefits totaling $150,000 consistent with and subject to the conditions set forth in the employment agreement.

Director Compensation

The following table shows the compensation paid in fiscal year 2017 to the Company’s non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Robert J. Bitterman	35,000	850	35,850
Keith L. Brownlie	35,000	850	35,850
H. Paul Dorman	25,000	850	25,850
Jonathan E. Freeman, Ph.D.	14,583	1,274	15,857
Curtis A. Lockshin, Ph.D.	30,000	850	30,850

(1)	The amounts shown reflect the grant date fair value computed in accordance with the FASB ASC 718 for the indicated year, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting. The assumptions we used in valuing options are described more fully in the “Management’s Discussion and Analysis” section and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
(2)	Since their service on the Board, the aggregate number of shares underlying stock options outstanding at fiscal yearend held by our non-employee directors is as follows: Robert J. Bitterman — 1,202 option awards, Keith L. Brownlie — 1,202 option awards, H. Paul Dorman — 1,035 option awards, Jonathan E. Freeman, Ph.D. — 350 option awards and Curtis A. Lockshin, Ph.D. — 1,035 option awards.

We compensate our non-employee directors for their service as a member of our Board. As our only director who is also an employee, Dr. Cauwenbergh receives no separate compensation for Board service. Dr. Cauwenbergh’s compensation is set forth above in the Summary Compensation Table.

Each non-employee director is entitled to receive an annual cash retainer of $25,000. The chairs of our Board and Audit Committee are entitled to receive an additional annual cash retainer of $10,000 and the chair of the Nominating and Corporate Governance Committee is entitled to receive an additional annual cash retainer of $5,000.

Each non-employee director is entitled to receive an option award for 3,500 shares of the Company’s common stock, vesting in equal quarterly installments over one year, upon initial election to our Board. In addition, each non-employee director is also entitled to receive an additional annual option award for 2,000 shares of the Company’s common stock, vesting in equal quarterly installments over one year.

Non-employee directors are also reimbursed for their travel and reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings and in attending continuing education seminars, to the extent that attendance is required by the Board or the committee(s) on which that director serves.

The Compensation Committee and the Board reassess the appropriate level of equity compensation for non-employee directors on an annual basis. Future equity compensation payments will be determined on a year-by-year basis for the foreseeable future due to the volatility of the Company’s stock price.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2017, about the securities authorized for issuance under our equity compensation plans, which consisted of our 2012 Long Term Incentive Plan and our 2013 Employee Stock Purchase Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	50,176	$192.30	124,452
Equity compensation plans not approved by security holders	—	—	—

Total	50,176	$192.30	124,452

Beneficial Ownership

Based on information available to us and filings with the Securities and Exchange Commission (“SEC”), the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of our outstanding common stock for (i) each of our directors, (ii) each of our “named executive officers,” as defined in the Executive Compensation section above, (iii) all of our directors and executive officers as a group and (iv) persons known to us to beneficially own more than 5% of our outstanding common stock. The following information is presented as of March 15, 2018 or such other date as may be reflected below.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options or warrants that are exercisable within 60 days of March 15, 2018 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number (1)	Percent of Class(2)
Greater than 5% Holders
Timothy J. Barberich(3) 88 Beacon Street Boston, MA 02108	140,844	5.43%
Directors, Director Nominees, Officers and Named Executive Officers:
Geert Cauwenbergh, Dr. Med. Sc.(4)	33,862	1.29%
Gerrit Dispersyn, Dr. Med. Sc. (5)	2,725	*
Robert J. Bitterman(6)	1,830	*
Keith L. Brownlie(7)	1,202	*
H. Paul Dorman(8)	1,598	*
Jonathan E. Freeman, Ph.D. (9)	263	*
Curtis A. Lockshin, Ph.D.(10)	1,225	*
All current directors and executive officers as a group (seven persons)	42,705	1.63%

*	Indicates less than 1%.

(1)	Represents shares of common stock and shares of restricted stock held as of March 15, 2018 plus shares of common stock that may be acquired upon exercise of options, warrants and other securities exercisable or convertible within 60 days of March 15, 2018.
(2)	Based on 2,594,962 shares of the registrant’s common stock that were issued and outstanding as of March 15, 2018. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming the exercise or conversion of all options, warrants and convertible securities exercisable or convertible within 60 days of March 15, 2018 held by such person and the non-exercise and non-conversion of all outstanding warrants, options and convertible securities held by all other persons.
(3)	Based on information set forth in a 13G filed with the SEC on February 14, 2017. The amount of common stock shown in the table as beneficially owned is more than the shares reported as of the date of the Schedule 13G filed by Timothy J. Barberich due to the conversion of Series C Convertible Preferred Stock into common stock.
(4)	Consists of (a) 13,978 shares of common stock and (b) 16,150 shares of common stock issuable upon the exercise of options and 3,734 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 15, 2018.
(5)	Consists of (a) 350 shares of common stock and (b) 2,375 shares of common stock issuable upon the exercise of options within 60 days of March 15, 2018.
(6)	Consists of (a) 440 shares of common stock and (b) 1,202 shares of common stock issuable upon the exercise of options and 188 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 15, 2018.
(7)	Consists of 1,202 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2018.
(8)	Consists of (a) 375 shares of common stock and (b) 1,035 shares of common stock issuable upon the exercise of options and 188 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 15, 2018.
(9)	Consists of 263 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2018.
(10)	Consists of (a) 130 shares of common stock and (b) 1,035 shares of common stock issuable upon the exercise of options and 60 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 15, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the past two years, there has not been, nor is there currently proposed, any transaction or series of related transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which the other parties included or will include any of our directors, executive officers, holders of 5% or more of our voting securities, or any member of the immediate family of any of the foregoing persons, other than compensation arrangements with directors and executive officers, which are described where required in “Directors, Executive Officers and Corporate Governance,” “Executive Compensation,” and the transactions described below.

Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has a policy to review and approve all transactions with directors, officers and holders of more than 5% of our voting securities and their affiliates. The policy provides that, prior to Board of Director consideration of a transaction with such a related party, the material facts as to the related party’s relationship or interest in the transaction must be disclosed to the Board of Directors, and the transaction will not be considered approved by the Board of Directors unless a majority of the directors who are not interested in the transaction (if applicable) approve the transaction. Furthermore, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction must be disclosed to the stockholders, who must approve the transaction in good faith.

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors. These agreements provide that, subject to limited exceptions and among other things, we will indemnify each of our executive officers and directors to the fullest extent permitted by law and advance expenses to each indemnitee in connection with any proceeding in which a right to indemnification is available.

Stock Purchase Agreement

On January 6, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, RXi Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“RXi Merger Sub”), MirImmune Inc., a Delaware corporation (“MirImmune”), the stockholders of MirImmune set forth on the signature pages thereto (each a “Seller” and collectively, the “Sellers”), and Alexey Wolfson, Ph.D., in his capacity as the Sellers’ Representative. Pursuant to the Stock Purchase Agreement, the Company acquired from the Sellers 100% of the issued and outstanding shares of capital stock of MirImmune for an aggregate of 275,036 shares of the Company’s common stock and an aggregate of 1,118,224 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Convertible Preferred Stock”). Such consideration represents in the aggregate a number of shares of capital stock equal to approximately 19.99% of the outstanding common stock immediately prior to the execution of the Stock Purchase Agreement, plus approximately 19.99% of the common stock underlying the outstanding Series B Convertible Preferred Stock immediately prior to the execution of the Stock Purchase Agreement, which was previously issued in the Company’s registered securities offering pursuant to a registration statement on Form S-1 (File No. 333-214199) (the “Financing”). On June 9, 2017, with the approval of the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635, every ten shares of the Company’s Series C Convertible Preferred Stock outstanding were automatically converted into one share of common stock, such that no shares of Series C Convertible Preferred Stock remained issued or outstanding.

Under the terms of the Stock Purchase Agreement, if certain development or commercial milestones (the “Milestones”) are achieved within two years of the Closing (as defined therein), the Company will be required to either: (i) issue to the Sellers a number of shares of common stock (the “Milestone Shares”) equal to the sum of 251,909 shares of common stock (which represents 13% of the outstanding common stock and 13% of the common stock underlying the shares of Series B Convertible Preferred Stock, in each case as of immediately following the closing of the Financing), plus an additional number of shares of common stock equal to 13% of the common stock issued upon exercise of any warrants issued under the Financing, which would result in the issuance of a maximum of 166,111 additional shares of common stock, but only to the extent that such warrants have been exercised prior to the Milestones being achieved; or (ii) pay the equivalent value of the Milestone Shares in cash to the Sellers, subject to certain adjustments set forth in the Stock Purchase Agreement. The Company received shareholder approval in accordance with Rule 5635 of the Nasdaq Marketplace Rules at its 2017 Annual Meeting of Stockholders to issue the Milestone Shares, if necessary.

Pursuant to the Stock Purchase Agreement, we issued 81,781 shares of common stock and 332,499 shares of Series C Convertible Preferred Stock, which were converted into 33,249 shares of common stock, to Alexey Eliseev, Ph.D., a Seller in the agreement and co-founder of MirImmune. The approximate dollar value of such shares was equal to $0.8 million. Additionally, Dr. Eliseev is eligible to receive 74,892 Milestone Shares, or the equivalent value in cash, if the Milestones are achieved within two years. The amount of Milestone Shares to be issued may increase as provided above. Assuming no such increase takes place, the approximate dollar value of such Milestone Shares is equal to approximately $0.4 million, (based on an assumed Milestone Share price per common share of $5.10 which was the closing price of our common stock on March 15, 2018). In connection with the Stock Purchase Agreement Dr. Eliseev also executed and delivered a three-year non-compete agreement with the Company under which Dr. Eliseev agreed to not interfere with the Company’s business or solicit the Company’s employees or business contacts. Dr. Eliseev was appointed the Chief Business Officer of the Company following the Company’s acquisition of MirImmune, but as of September 15, 2017, no longer serves as the Company’s Chief Business Officer.

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

In addition, Nasdaq listing standards require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Corporate Governance Committees be independent and that our Audit Committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

For additional information regarding director independence and committee memberships, see “Item 10—Directors, Executive Officers and Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by BDO USA, LLP for professional services rendered for the fiscal years ended December 31, 2017 and 2016. These fees are for work invoiced in the fiscal years indicated.

	2017	2016
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s quarterly reports (together, the “Financial Statements”) and for services normally provided in connection with statutory and regulatory filings or engagements	$225,664	$174,242
Other Fees:
Audit-Related Fees
Consists of fees billed for assurance and related services reasonably related to the performance of the annual audit or review of the Financial Statements	—	—
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	—	—
All Other Fees
Consists of fees billed for other products and services not described above, which consisted of fees relating to: accounting policy and auditor consent	—	—

Total Other Fees	—	—

Total All Fees:	$225,664	$174,242

The Audit Committee reviews and pre-approves all audit and non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All fees incurred in fiscal years 2017 and 2016 for services rendered by BDO USA, LLP were approved in accordance with these policies. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the auditor’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Our consolidated financial statements are set forth in Item 8 to this Annual Report on Form 10-K.

Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

Exhibits

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

2.1	Asset Purchase Agreement, dated March 1, 2013, between RXi Pharmaceuticals Corporation and OPKO Health, Inc. +	Quarterly Report on Form 10-Q (File No. 000-54910)	May 15, 2013

2.2	Stock Purchase Agreement, dated January 6, 2017, by and among RXi Pharmaceuticals Corporation, RXi Merger Sub, LLC, MirImmune Inc., certain shareholders named therein and Alexey Wolfson, Ph.D., in his capacity as Sellers’ Representative.	Current Report on Form 8-K (File No. 001-36304)	January 10, 2017

3.1	Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-177498)	February 7, 2012

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of RXi Pharmaceuticals Corporation.	Amendment No. 4 to the Registration Statement Form S-1 (File No. 333-177498)	February 7, 2012

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Current Report on Form 8-K (File No. 000-54910)	July 22, 2013

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock of RXi Pharmaceuticals Corporation.	Quarterly Report on Form 10-Q (File No. 000-54910)	August 14, 2013

3.5	Certificate of Increase, filed with the Secretary of State of the State of Delaware on January 24, 2014.	Current Report on Form 8-K (File No. 000-54910)	January 24, 2014

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Registration Statement on Form S-1 (File No. 333-203389)	April 13, 2015

3.7	Certificate Eliminating the Series A Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Quarterly Report on Form 10-Q (File No. 001-36304)	November 12, 2015

3.8	Certificate Eliminating the Series A-1 Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Quarterly Report on Form 10-Q (File No. 001-36304)	November 12, 2015

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Current Report on Form 8-K (File No. 001-36304)	April 15, 2016

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of RXi Pharmaceuticals Corporation.	Current Report on Form 8-K (File No. 001-36304)	December 21, 2016

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of RXi Pharmaceuticals Corporation.	Current Report on Form 8-K (File No. 001-36304)	January 10, 2017

3.12	Certificate Eliminating the Series B Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Quarterly Report on Form 10-Q (File No. 001-36304)	November 8, 2017

3.13	Certificate Eliminating the Series C Convertible Preferred Stock from the Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Quarterly Report on Form 10-Q (File No. 001-36304)	November 8, 2017

3.14	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of RXi Pharmaceuticals Corporation.	Current Report on Form 8-K (File No. 001-36304)	January 5, 2018

3.15	Amended and Restated Bylaws of RXi Pharmaceuticals Corporation.	Current Report on Form 8-K (File No. 001-36304)	June 9, 2017

4.1	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-203389)	May 21, 2015

4.2	Form of Warrant.	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-214199)	December 14, 2016

10.1	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Advirna, LLC, effective as of September 24, 2011.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.2	RXi Pharmaceuticals Corporation 2012 Long Term Incentive Plan.*	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012

10.3	Form of Restricted Stock Unit Award under the Company’s 2012 Long Term Incentive Plan.*	Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177498)	December 29, 2011

10.4	Form of Incentive Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.5	Form of Non-Qualified Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.6	Amendment to RXi Pharmaceuticals Corporation Long-Term Incentive Plan.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.7	Amendment to RXi Pharmaceuticals Corporation Long-Term Incentive Plan.*	Definitive Proxy Statement on Schedule 14A (File No. 001-36304)	November 4, 2016

10.8	RXi Pharmaceuticals Corporation Employee Stock Purchase Plan.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.9	Amendment to RXi Pharmaceuticals Corporation Employee Stock Purchase Plan.*	Definitive Proxy Statement on Schedule 14A (File No. 001-36304)	November 4, 2016

10.10	Form of Indemnification Agreement.*	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012

10.11	Employment Agreement, dated April 27, 2012, between RXi Pharmaceuticals Corporation and Geert Cauwenbergh, Dr. Med. Sc.*	Current Report on Form 8-K (File No. 333-177498)	May 3, 2012

10.12	Employment Agreement, dated January 6, 2017, between RXi Pharmaceuticals Corporation and Alexey Eliseev, Ph.D.*	Annual Report on Form 10-K (File No. 001-36304)	March 30, 2017

10.13	Non-Competition Agreement, dated January 6, 2017, between RXi Pharmaceuticals Corporation and Alexey Eliseev, Ph.D.*	Annual Report on Form 10-K (File No. 001-36304)	March 30, 2017

10.14	Employment Agreement, dated April 24, 2017, between RXi Pharmaceuticals Corporation and Gerrit Dispersyn, Dr. Med. Sc.*	Post-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-214199)	May 4, 2017

10.15	Lease Agreement dated December 17, 2013 between RXi Pharmaceuticals Corporation and 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC.	Current Report on Form 8-K (File No. 000-54910)	December 20, 2013

10.16	Form of Securities Purchase Agreement.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-203389)	May 21, 2015

10.17	Registration Rights Agreement, dated August 8, 2017, between RXi Pharmaceuticals Corporation and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2017

10.18	Purchase Agreement, dated August 8, 2017, between RXi Pharmaceuticals Corporation and Lincoln Park Capital Fund, LLC.	Registration Statement on Form S-1 (File No. 333-220062)	August 18, 2017

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm.**

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.**

101	The following financial information from the Annual Report on Form 10-K of RXi Pharmaceuticals Corporation for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2017 and 2016; (2) Consolidated Statements of Operations for the years ended December 31, 2017 and 2016; (3) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2017 and 2016; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (4) Notes to Consolidated Financial Statements.**

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.
+	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

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

Signatures	Title	Date

/s/ Geert Cauwenbergh Geert Cauwenbergh, Dr. Med. Sc.	President, Chief Executive Officer, acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 26, 2018

/s/ Caitlin Kontulis Caitlin Kontulis	Director of Finance and Secretary (Principal Accounting Officer)	March 26, 2018

/s/ Robert J. Bitterman Robert J. Bitterman	Director	March 26, 2018

/s/ Keith L. Brownlie Keith L. Brownlie	Director	March 26, 2018

/s/ H. Paul Dorman H. Paul Dorman	Director	March 26, 2018

/s/ Jonathan E. Freeman Jonathan E. Freeman, Ph.D.	Director	March 26, 2018

/s/ Curtis A. Lockshin Curtis A. Lockshin, Ph.D.	Director	March 26, 2018