Form 10-Q
period 2018-03-31
RXi Pharmaceuticals Corp
filed 2018-05-10
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, RXi Pharmaceuticals Corporation had 4,255,566 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,606	$3,581
Restricted cash	50	50
Prepaid expenses and other current assets	206	201

Total current assets	2,862	3,832
Property and equipment, net	228	248
Other assets	—	18

Total assets	$3,090	$4,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521	$511
Accrued expenses	2,002	1,754

Total current liabilities	2,523	2,265

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,699,962 and 2,429,993 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	81,357	80,384
Accumulated deficit	(80,790)	(78,551)

Total stockholders’ equity	567	1,833

Total liabilities and stockholders’ equity	$3,090	$4,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$23	$—
Operating expenses:
Research and development	1,361	1,347
Acquired in-process research and development	—	4,611
General and administrative	901	1,123

Total operating expenses	2,262	7,081

Operating loss	(2,239)	(7,081)
Total other (expense) income, net	—	—

Loss before income taxes	(2,239)	(7,081)
Income tax benefit	—	1,621

Net loss	$(2,239)	$(5,460)

Net loss per share:
Basic and diluted	$(0.90)	$(2.65)

Weighted average shares: basic and diluted	2,494,464	2,057,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,239)	$(5,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	11
Non-cash stock-based compensation	41	114
Acquired in-process research and development	—	4,611
Deferred taxes	—	(1,621)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13	25
Accounts payable	10	(447)
Accrued expenses	248	(32)

Net cash used in operating activities	(1,907)	(2,799)
Cash flows from investing activities:
Cash acquired in MirImmune Inc. acquisition	—	100
Cash paid for purchase of property and equipment	—	(2)

Net cash provided by investing activities	—	98
Cash flows from financing activities:
Net proceeds from the issuance of common stock	932	—

Net cash provided by financing activities	932	—
Net decrease in cash, cash equivalents and restricted cash	(975)	(2,701)
Cash, cash equivalents and restricted cash at the beginning of period	3,631	12,956

Cash, cash equivalents and restricted cash at the end of period	$2,656	$10,255
Supplemental disclosure of non-cash investing and financing activities:
Conversions of Series B convertible preferred stock into common stock	$—	$3,525

MirImmune Inc. Acquisition:
Cancellation of notes receivable	$—	$150

Accounts payable assumed	$—	$5

Fair value of securities issued	$—	$2,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

RXi Pharmaceuticals Corporation (“RXi,” “we,” “our” or the “Company”) is a biotechnology company developing the next generation of immuno-oncology therapeutics based on its self-delivering RNAi (“sd-rxRNA®”) therapeutic platform. The Company’s sd-rxRNA compounds do not require a delivery vehicle to penetrate the cell and are designed to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. We believe that this provides RXi with a distinct advantage in adoptive cell transfer therapy, the Company’s initial focus and approach to immuno-oncology.

Prior to RXi’s acquisition of MirImmune Inc. in January 2017, the Company’s principal activities consisted of the preclinical and clinical development of the Company’s sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. In January 2018, after a thorough review of its business operations, development programs and financial resources, the Company made a strategic decision to focus solely on immuno-oncology to accelerate growth and support a potential return on investment for its stockholders. The Company’s business strategy will focus on the development of immuno-oncology therapeutics utilizing our proprietary sd-rxRNA technology. The Company plans to finalize its current ongoing clinical trials in dermatology and ophthalmology with RXI-109 and Samcyprone™ and intends to seek a partner and/or out-license both its dermatology and ophthalmology franchises to continue their clinical development and commercialization. The goal of any such transaction would be to allow the Company to monetize these clinical assets to further fund ongoing and future development work in our immuno-oncology programs and extend our financial runway.

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

Principles of Consolidation

The consolidated financial statements include the accounts of RXi and its wholly-owned subsidiary. All material intercompany accounts have been eliminated in consolidation.

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

Income Taxes

The Company recognizes assets or liabilities for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with the FASB ASC Topic 740, “Accounting for Income Taxes”. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. There has been no impact to the Company’s income tax expense as a result of the Tax Cuts and Jobs Act. The Company is still assessing the impact of the Tax Cuts and Jobs Act and does not expect the other provisions to have a material impact on the Company’s financial statements.

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

4. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year but to permit entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal Versus Agent Considerations,” which improves the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing,” which clarifies two aspects of the guidance on accounting for revenue contracts with customers: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients,” which addresses collectability assessment, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The amendments in these ASUs do not change the core principles for those areas. This standard became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company adopted this ASU in the first quarter of 2018. Since the Company has no significant revenue, this ASU has no immediate impact on its consolidated financial statements.

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

5. Stockholders’ Equity

Lincoln Park Capital Fund, LLC — On August 8, 2017, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. During the three months ended March 31, 2018, the Company sold 270,000 shares of common stock to LPC for net proceeds of approximately $932,000.

Warrants — The following table summarizes the Company’s outstanding warrants at March 31, 2018:

Exercise prices	Number of Shares Underlying Warrants	Expiration
$52.00	130,007	June 2, 2020
$9.00	1,277,993	December 21, 2021

Total warrants outstanding	1,408,000

No warrants were exercised during the three months ended March 31, 2018 or 2017.

6. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	March 31,
	2018	2017
Options to purchase common stock	52,180	58,078
Common stock underlying Series C Convertible Preferred Stock	—	108,211
Warrants to purchase common stock	1,408,000	1,408,046

Total	1,460,180	1,574,335

7. Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three months ended March 31, 2018 and 2017, the following assumptions were used:

	For the Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.70 – 2.84%	1.96 – 2.49%
Expected volatility	91.28 – 91.48%	83.32 – 123.01%
Weighted average expected volatility	91.38%	84.23%
Expected lives (in years)	10.00	5.20 – 10.00
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three months ended March 31, 2018 and 2017 was $3.35 and $5.10, respectively.

The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption was based upon the volatility of a composition of comparable companies. The expected life assumption for employee grants was based upon the simplified method provided for under ASC 718, and the expected life assumption for non-employees was based upon the contractual term of the option. The dividend yield assumption is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The following table summarizes the activity of Company’s stock option plan for the three months ended March 31, 2018:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	50,180	$192.30
Granted	2,000	3.84
Exercised	—	—
Cancelled	—	—

Balance at March 31, 2018	52,180	$185.07	$—

Exercisable at March 31, 2018	36,479	$258.21	$—

The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017 as follows, in thousands:

	March 31,
	2018	2017
Research and development	$9	$33
General and administrative	32	81

Total stock-based compensation	$41	$114

8. Subsequent Events

Subsequent to the balance sheet date, the Company sold 45,000 shares of common stock to LPC for net proceeds of approximately $130,000.

On March 29, 2018, the Company received written notice (the “Notification Letter”) from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is not in compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market. As of the date of this Quarterly Report on Form 10-Q, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the Company’s Offering, as described below. The net proceeds from the Company’s Offering and Private Placement will be reflected in stockholders’ equity in the quarter ending June 30, 2018 and will result in the addition of $4,100,000 to stockholders’ equity. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of the Company’s next periodic report, the Company does not evidence compliance, it may be subject to delisting.

On April 9, 2018, the Company entered into a securities purchase agreement with certain institutional and accredited investors (the “Purchase Agreement”) relating to the offering and sale of 1,510,604 shares of the Company’s common stock at a purchase price of $3.15 per share (the “Offering”). Concurrently with the Offering, and pursuant to the Purchase Agreement, the Company also commenced a private placement whereby it issued and sold warrants (the “Warrants”) exercisable for an aggregate of 1,132,953 shares of common stock, which represents 75% of the shares of common stock sold in the Offering, with a purchase price of $0.125 per underlying warrant share and an exercise price of $3.15 per share (the “Private Placement”). The Company is currently reviewing the accounting for the Warrants offered in the concurrent Private Placement. Assuming the Warrants are not exercised, net proceeds to the Company from the Offering and Private Placement were approximately $4,100,000 after deducting placement agent fees and estimated Offering and Private Placement expenses.

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

This management’s discussion and analysis of financial condition as of March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 26, 2018.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

Overview

RXi Pharmaceuticals Corporation is a biotechnology company developing the next generation of immuno-oncology therapeutics based on its self-delivering RNAi (“sd-rxRNA®”) therapeutic platform. Our sd-rxRNA compounds do not require a delivery vehicle to penetrate the cell and are designed to “silence,” or down-regulate, the expression of a specific gene that may be over-expressed in a disease condition. We believe that this provides the Company with a distinct advantage in adoptive cell transfer (“ACT”) therapy, the Company’s initial focus and approach to immuno-oncology.

Prior to the Company’s acquisition of MirImmune Inc. (“MirImmune”) in January 2017, the Company’s principal activities consisted of the preclinical and clinical development of our sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. In January 2018, after a thorough review of our business operations, development programs and financial resources, the Company made a strategic decision to focus solely on immuno-oncology to accelerate growth and support a potential return on investment for its stockholders. The Company’s business strategy will focus on the development of immuno-oncology therapeutics utilizing our proprietary sd-rxRNA technology. The Company plans to finalize its current ongoing clinical trials in dermatology and ophthalmology with RXI-109 and Samcyprone™ and intends to seek a partner and/or out-license both its dermatology and ophthalmology franchises to continue their clinical development and commercialization. The goal of any such transaction would be to allow the Company to monetize these clinical assets to further fund ongoing and future development work in our immuno-oncology programs and extend our financial runway.

In ACT, immune cells are isolated from specific patients or retrieved from allogeneic immune cell banks, which are banks of cells donated from healthy volunteers. The immune cells are then expanded and modified before being returned and used to treat the same patient. We believe our sd-rxRNA compounds are ideally suited to be used in combination with ACT, in order to make these immune cells more effective. Our approach involves the treatment of the immune cells with our sd-rxRNA compounds during the expansion and modification phase. Because our sd-rxRNA compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance these cells (for example by inhibiting the expression of immune checkpoint genes) by merely adding our sd-rxRNA compounds during the expansion process. After enhancing these cells ex-vivo, they are returned to the patient for treatment. In various types of immune cells tested to date, the sd-rxRNA treatment results in potent silencing while maintaining close to 100% transfection efficiency and nearly full cell viability.

We believe that our sd-rxRNA therapeutics are uniquely positioned in the immuno-oncology field for the following reasons:

•	Our sd-rxRNA compounds do not need facilitated delivery (mechanical or formulation);

•	Can target multiple genes (i.e. multiple immunosuppression pathways) in a single therapeutic entity;

•	Demonstrated efficient uptake of sd-rxRNA to immune cells;

•	Silencing by sd-rxRNA has been shown to have a sustained (long-term) effect in vivo;

•	Favorable clinical safety profile of sd-rxRNA with local administration; and

•	Can be readily manufactured under current good manufacturing practices.

We currently have discovery and preclinical programs to develop our sd-rxRNA targeting PD-1, TIGIT and other undisclosed checkpoints in ACT for treatment of solid tumors. We are also developing sd-rxRNA against multiple undisclosed targets that influence cell differentiation and metabolism for use in ACT to treat hematologic cancers and solid tumors.

Our most advanced immuno-oncology programs are RXI-762 and RXI-804, sd-rxRNA compounds that are designed to suppress the expression of immune checkpoint proteins PD-1 and TIGIT, respectively, which, when used in ACT, are expected to result in an improved efficacy to the targeted tumors. In August 2017, the Company announced the selection of these two sd-rxRNA compounds for preclinical development in ACT for solid tumors. We expect to enter clinical development with RXI-762 as part of an ACT therapy for solid tumors within the next 12 – 18 months.

We are advancing these compounds and our other discovery and preclinical ACT compounds towards clinical development, both independently and with our strategic collaborations. We plan to focus our internal resources on therapeutic areas where research and development is appropriate for the size and financial resources of the Company and to seek partners in therapeutic areas with the requisite expertise and resources to advance our product and research candidates through clinical development. To that end, we have established research collaborations with the Center for Cancer Immune Therapy at Herlev Hospital (a leading European cancer center); Gustave Roussy (a leading comprehensive cancer center in Europe); Medigene AG (a German biotechnology company); and PCI Biotech (a private biotechnology firm).

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

While the Company announced in January 2018 that its current business strategy is to focus solely on its immuno-oncology pipeline development, the Company plans to finalize its current ongoing clinical trials in dermatology and ophthalmology with RXI-109, our first sd-rxRNA clinical candidate, and Samcyprone™. In parallel, the Company intends to partner and/or out-license both its dermatology and ophthalmology franchises to continue their clinical development and commercialization. The status of the Company’s clinical trials with RXI-109 and Samcyprone™ is as follows:

•	In December 2017, the Company announced positive results with RXI-109 in a Phase 2 open-label, multi-center, prospective, within-subject controlled study evaluating the effectiveness and safety of RXI-109 on the outcome of scar revision surgery for hypertrophic scars in healthy adults. The primary effectiveness objective was met as shown by a statistically significant improved visual appearance of revised scars after scar revision surgery and treatment with RXI-109 versus control, as assessed by the investigator. The full study results showed that the product was safe and well tolerated for all dosage groups. Exploratory endpoint analysis furthermore showed that the cosmetic outcomes of RXI-109 treated scars were highly preferred over the untreated revised scars, by both investigators and patients.

•	Building on the work in our dermatology clinical program with RXI-109, the Company initiated a Phase 1/2 clinical trial to evaluate the safety and clinical activity of RXI-109 in reducing the progression of retinal scarring. The trial is a multi-dose, dose escalation study conducted in subjects with wet age-related macular degeneration with evidence of subretinal fibrosis. Each subject in the study received four doses of RXI-109 by intraocular injection at one-month intervals for a total dosing period of three months. There were no safety issues that precluded continuation of dosing during the treatment phase of the study. Enrollment and subject participation is complete and data analysis is currently ongoing. The Company expects to complete a readout of the final study before the end of the second quarter of 2018.

•	In December 2016, the Company announced preliminary results from our Phase 2 clinical trial with Samcyprone™ in cutaneous warts. A preliminary review of sensitization and wart clearance data from a subset of Cohort 1 subjects that completed the ten-week treatment phase showed that greater than 90% of the subjects demonstrated a sensitization response, a prerequisite to be able to develop a therapeutic response. Additionally, more than 60% of the subjects responded to the treatment by exhibiting either complete or greater than 50% clearance of all treated warts with up to ten weekly treatments. Samcyprone™ treatment has been generally safe and well tolerated. At the end of 2016, the Company added a second cohort to the study to explore the opportunity to reduce the sensitization dose level. Enrollment and subject participation is complete for all cohorts and data analysis is currently ongoing. The Company expects to complete a readout of the final study before the end of the second quarter of 2018.

On January 3, 2018, the Board of Directors of the Company approved a 1-for-10 reverse stock split of the Company’s outstanding common stock, which was effected on January 8, 2018. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

On April 9, 2018, the Company entered into a securities purchase agreement with certain institutional and accredited investors (the “Purchase Agreement”) relating to the offering and sale of 1,510,604 shares of the Company’s common stock at a purchase price of $3.15 per share (the “Offering”). Concurrently with the Offering, and pursuant to the Purchase Agreement, the Company also commenced a private placement whereby it issued and sold warrants (the “Warrants”) exercisable for an aggregate of 1,132,953 shares of common stock, which represents 75% of the shares of common stock sold in the Offering, with a purchase price per share of $0.125 per underlying warrant share and an exercise price of $3.15 per share (the “Private Placement”). Assuming the Warrants are not exercised, net proceeds to the Company from the Offering and Private Placement were approximately $4,100,000 after deducting placement agent fees and estimated Offering and Private Placement expenses.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 26, 2018.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,		Dollar Change
	2018	2017
Revenues	$23	$—	$23
Operating expenses	(2,262)	(7,081)	4,819
Operating loss	(2,239)	(7,081)	4,842
Income tax benefit	—	1,621	(1,621)
Net loss	$(2,239)	$(5,460)	$3,221

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues

The following table summarizes our total revenues, for the periods indicated, in thousands:

	Three Months Ended March 31,		Dollar Change
	2018	2017
Revenues	$23	$—	$23

Revenues for the three months ended March 31, 2018 were $23,000 and related to the work performed by the Company as a sub-awardee under the government grant issued to our collaborator BioAxone Biosciences, Inc. from the National Institute of Neurological Disorders and Stroke. There were no revenues for the three months ended March 31, 2017.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended December 31,		Dollar Change
	2018	2017
Research and development	$1,361	$1,347	$14
Acquired in-process research and development	—	4,611	(4,611)
General and administrative	901	1,123	(222)

Total operating expenses	$2,262	$7,081	$(4,819)

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

Research and development expenses were $1,361,000 for the three months ended March 31, 2018, compared with $1,347,000 for the three months ended March 31, 2017. Research and development expenses increased slightly by $14,000, or 1%, primarily due to increases in lab supply purchases and manufacturing fees for the Company’s immuno-oncology program offset by decreases in clinical-trial related expenses as subject participation is now complete for all of the Company’s clinical trials.

Acquired In-process Research and Development Expense

In January 2017, the Company acquired all of the issued and outstanding capital stock of MirImmune, a privately-held biotechnology company that was engaged in the development of cancer immunotherapies, in exchange for securities of the Company. The Company determined that the acquired assets did not constitute a business and that the transaction would be accounted for as an asset acquisition. As the assets and development programs acquired from MirImmune were at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition was highly uncertain, the fair value of the assets was fully expensed as in-process research and development expense.

During the three months ended March 31, 2017, the Company recorded $4,611,000 of acquired in-process research and development expense related to the fair value of consideration given, which included transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the MirImmune acquisition. The Company did not have acquired in-process research and development expense for the three months ended March 31, 2018.

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

General and administrative expenses were $901,000 for the three months ended March 31, 2018, compared with $1,123,000 for the three months ended March 31, 2017. General and administrative expenses decreased by $222,000, or 20%, primarily due to decreases in professional fees for legal-related services and payroll-related expenses as a result of a decrease in headcount.

Income Tax

The following table summarizes the Company’s income tax for the periods indicated, in thousands:

	Three Months Ended March 31,		Dollar Change
	2018	2017
Income tax benefit	$—	$1,621	$(1,621)

There was no income tax expense or benefit during the three months ended March 31, 2018. For the three months ended March 31, 2017, the Company recognized an income tax benefit of $1,621,000 due to the tax-related impact of the Company’s acquisition of MirImmune in January 2017.

Liquidity and Capital Resources

On August 8, 2017, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the LPC Purchase Agreement. During the three months ended March 31, 2018, the Company sold 270,000 shares of common stock to LPC for net proceeds of approximately $932,000. Subsequent to March 31, 2018, the Company sold 45,000 shares of common stock to LPC for net proceeds of approximately $130,000.

On April 9, 2018, the Company entered into the Purchase Agreement relating to the Offering and Private Placement. Assuming the Warrants issued in the Private Placement are not exercised, net proceeds to the Company from the Offering and Private Placement were approximately $4,100,000 after deducting placement agent fees and estimated Offering and Private Placement expenses.

We had cash of $2,606,000 as of March 31, 2018, compared with cash of $3,581,000 as of December 31, 2017. Based on the Company’s cash, operational spending rate and other available financial resources, the Company has concluded that there is substantial doubt regarding its ability to fund the Company’s operations for at least the next twelve months. We have generated significant losses to date, have not generated any product revenue to date and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through drug development and the regulatory process. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, funded research and development programs and payments under partnership and collaborative research and business development agreements, in order to maintain our operations and meet our obligations to licensors. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(1,907)	$(2,799)
Net cash provided by investing activities	—	98
Net cash provided by financing activities	932	—

Net decrease in cash, cash equivalents and restricted cash	$(975)	$(2,701)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,907,000 for the three months ended March 31, 2018 compared with $2,799,000 for the three months ended March 31, 2017. The decrease in cash used in operating activities of $892,000 was primarily attributable to changes in working capital of $725,000 due to payments made for financing-related expenses and the Company’s acquisition of MirImmune in the quarter ended March 31, 2017.

Net Cash Flow from Investing Activities

There were no cash flows related to investing activities for the three months ended March 31, 2018. Net cash provided by investing activities was $98,000 for the three months ended March 31, 2017 and was primarily related to cash acquired in the MirImmune acquisition.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $932,000 for the three months ended March 31, 2018 and was due to proceeds received by the Company from the issuance of common stock to LPC. There were no cash flows related to financing activities for the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 26, 2018, for further discussion of these indemnification agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, management has concluded that our disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Remediation Plan

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, management has begun implementing a remediation plan to address the control deficiency that led to the material weakness in internal control over financing reporting related to our controls over accounting for income taxes. The remediation plan includes (i) the implementation of increased involvement on a quarterly basis with our third-party tax accountants dedicated to determining the appropriate accounting for material and complex tax transactions in a timely manner, (ii) the review of our tax accounting process to identify and implement enhanced tax accounting process and related internal control procedures and (iii) establishing additional training and education programs for financial personnel responsible for income tax accounting.

Management believes the implementation of the measures described above will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. We expect these remedial actions to be effectively implemented in order to successfully remediate the material weakness by the end of 2018.

Changes in Internal Control Over Financial Reporting

Other than the changes noted in the Remediation Plan section above, there has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 26, 2018. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks.

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

Our common stock is listed on the Nasdaq Capital Market. The listing rules of the Nasdaq Capital Market require the Company to meet certain minimum requirements, including at least $2.5 million of stockholders’ equity. As of December 31, 2017, we failed to meet this required level of stockholders’ equity and, on March 29, 2018, we received a notice from Nasdaq regarding our non-compliance. We believe that our recently completed capital raise in April 2018 provides the Company with sufficient stockholders’ equity to enable us to regain compliance with the Nasdaq listing rules. However, there can be no assurance that Nasdaq will accept our proposed compliance plan or that we will not fail to satisfy other Nasdaq listing criteria, such as the minimum bid requirement.

If we fail to comply with the Nasdaq Capital Market’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (2) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017; (3) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: May 10, 2018