Form 10-Q
period 2018-06-30
RXi Pharmaceuticals Corp
filed 2018-08-14
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, RXi Pharmaceuticals Corporation had 4,376,322 shares of common stock, $0.0001 par value, outstanding.

RXi PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,315	$3,581
Restricted cash	50	50
Prepaid expenses and other current assets	459	201
Total current assets	5,824	3,832
Property and equipment, net	207	248
Other assets	–	18
Total assets	$6,031	$4,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542	$511
Accrued expenses	2,217	1,754
Total current liabilities	2,759	2,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,360,566 and 2,429,993 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	–	–
Additional paid-in capital	85,963	80,384
Accumulated deficit	(82,691)	(78,551)
Total stockholders’ equity	3,272	1,833
Total liabilities and stockholders’ equity	$6,031	$4,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$58	$–	$81	$–
Operating expenses:
Research and development	1,183	1,329	2,544	2,676
Acquired in-process research and development	–	85	–	4,696
General and administrative	774	1,100	1,675	2,223
Total operating expenses	1,957	2,514	4,219	9,595
Operating loss	(1,899)	(2,514)	(4,138)	(9,595)
Total other expense, net	(2)	–	(2)	–
Loss before income taxes	(1,901)	(2,514)	(4,140)	(9,595)
Income tax benefit	–	–	–	1,621
Net loss	$(1,901)	$(2,514)	$(4,140)	$(7,974)
Net loss per share:
Basic and diluted	$(0.46)	$(1.12)	$(1.25)	$(3.71)
Weighted average shares: basic and diluted	4,102,423	2,238,836	3,302,885	2,148,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

RXi PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,140)	$(7,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	27
Non-cash stock-based compensation	78	233
Acquired in-process research and development	–	4,696
Deferred taxes	–	(1,621)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(240)	(187)
Accounts payable	31	(378)
Accrued expenses	463	88
Net cash used in operating activities	(3,767)	(5,116)
Cash flows from investing activities:
Cash acquired in MirImmune Inc. acquisition	–	100
Cash paid for purchase of property and equipment	–	(188)
Net cash used in investing activities	–	(88)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	5,501	–
Net cash provided by financing activities	5,501	–
Net increase (decrease) in cash, cash equivalents and restricted cash	1,734	(5,204)
Cash, cash equivalents and restricted cash at the beginning of period	3,631	12,956
Cash, cash equivalents and restricted cash at the end of period	$5,365	$7,752
Supplemental disclosure of non-cash investing and financing activities:
Conversions of Series B convertible preferred stock into common stock	$–	$3,525
Conversion of Series C convertible preferred stock into common stock	$–	$816
MirImmune Inc. Acquisition:
Cancellation of notes receivable	$–	$150
Accounts payable assumed	$–	$5
Fair value of securities issued	$–	$2,824

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

Prior to RXi’s acquisition of MirImmune Inc. in January 2017, the Company’s principal activities consisted of the preclinical and clinical development of the Company’s sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. In January 2018, after a thorough review of its business operations, development programs and financial resources, the Company made a strategic decision to focus solely on immuno-oncology to accelerate growth and support a potential return on investment for its stockholders. The Company’s business strategy focuses on the development of immuno-oncology therapeutics utilizing our proprietary sd-rxRNA technology. The Company intends to seek a partner and/or out-licensee for each of its dermatology and ophthalmology franchises, including RXI-109 and Samcyprone™, to continue their development. The goal of any such transaction would be to allow the Company to monetize these preclinical and clinical assets to further fund ongoing and future development work in our immuno-oncology programs and extend our financial runway.

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

2. Liquidity and Going Concern

The Company has limited cash resources and has expended substantial funds on the research and development of the Company’s product candidates and funding general operations. As a result, the Company has reported recurring losses from operations since inception and expects that the Company will continue to have negative cash flows from its operations for the foreseeable future. Historically, the Company’s primary source of financing has been the sale of its securities. The Company’s ability to continue to fund its operations is dependent on the amount of cash on hand and its ability to raise additional capital through, but not limited to, equity or debt offerings or strategic opportunities. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There can be no assurance that the Company will be successful in accomplishing these plans.

The funds available under the Company’s purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) should provide the Company with sufficient cash to fund operations for at least the next twelve months. However, certain ownership limitations under the terms of the purchase agreement preclude the Company from relying on the full available funds for going concern purposes. As a result, the Company has concluded that there is substantial doubt regarding its ability to continue as a going concern for at least the next twelve months. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back or terminate its operations or to seek to merge with or to be acquired by another company. These financial statements do not include any adjustments to, or classification of, recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of RXi Pharmaceuticals Corporation and its wholly-owned subsidiary, MirImmune, LLC. All material intercompany accounts have been eliminated in consolidation.

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

Preclinical and clinical trial expenses relate to estimates of costs incurred and fees connected with clinical trial sites, third-party clinical research organizations and other preclinical and clinical related activities and include such items as subject-related fees, laboratory work, investigator fees and analysis costs. Costs associated with these expenses are generally payable on the passage of time or when certain milestones are achieved. Expense is recorded during the period incurred or in the period in which a milestone is achieved. In order to ensure that the Company has adequately provided for preclinical and clinical expenses during the proper period, the Company maintains an accrual to cover these expenses. These accruals are assessed on a quarterly basis and are based on such assumptions as expected total cost, the length of the study, timing of certain milestones and other information available to us. Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from its actual costs.

Stock-based Compensation

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, officers, non-employee directors, and non-employees, including stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

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

Net Loss per Share

The Company accounts for and discloses net loss per share in accordance with the FASB ASC Topic 260, “Earnings per Share”. Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares.

4. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year but to permit entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal Versus Agent Considerations,” which improves the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing,” which clarifies two aspects of the guidance on accounting for revenue contracts with customers: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients,” which addresses collectability assessment, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The amendments in these ASUs do not change the core principles for those areas. This standard became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company adopted this ASU in the first quarter of 2018. Since the Company has no significant revenue, this ASU had no immediate impact on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company early adopted this ASU in the second quarter of 2018. The ASU had no material impact on the Company’s consolidated financial statements.

5. Stockholders’ Equity

Lincoln Park Capital Fund, LLC – On August 8, 2017, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC shares of the Company’s common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement.

During the three months ended June 30, 2018, the Company sold 150,000 shares of common stock to LPC for net proceeds of approximately $359,000. During the six months ended June 30, 2018, the Company sold 420,000 shares of common stock to LPC for net proceeds of approximately $1,291,000.

April 2018 Registered Direct Offering and Private Placement – On April 11, 2018, the Company closed a registered direct offering of 1,510,604 shares of the Company’s common stock at a purchase price of $3.15 per share (the “Offering”) pursuant to the Securities Purchase Agreement dated as of April 9, 2018, by and among the Company and each purchaser identified on the signature pages thereto. In a concurrent private placement, the Company sold warrants (the “Warrants”) to purchase a total of 1,132,953 shares of common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $3.15 per share (the “Private Placement”). In connection with the Offering and Private Placement, the Company issued warrants to purchase a total of 75,530 shares of common stock with an exercise price of $4.0546 per share to the placement agent, H.C. Wainwright & Co., LLC (the “Placement Agent Warrants”). Assuming the Warrants and Placement Agent Warrants are not exercised, net proceeds to the Company from the Offering and Private Placement were $4,210,000 after deducting placement agent fees and offering expenses paid by the Company.

The Company assessed the Warrants and Placement Agent Warrants under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and determined that the Warrants and Placement Agent Warrants were outside the scope of ASC 480. The Company next assessed the Warrants and Placement Agent Warrants under the FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the Warrants and Placement Agent Warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the settlement amount equals the difference between the fair value of the Company’s common stock price and the strike price. The Company also assessed the classification in stockholders’ equity and determined the Warrants and Placement Agent Warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the Warrants and Placement Agent Warrants would be classified in stockholders’ equity.

Warrants — The following table summarizes the Company’s outstanding equity-classified warrants at June 30, 2018:

Exercise price	Number of Shares Underlying Warrants	Expiration
$52.00	130,007	June 2, 2020
$9.00	1,277,793	December 21, 2021
$3.15	1,132,953	May 31, 2023
$4.0546	75,530	April 9, 2023
Total warrants outstanding	2,616,283

6. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	June 30,
	2018	2017
Options to purchase common stock	53,180	67,745
Warrants to purchase common stock	2,616,283	1,407,800
Total	2,669,463	1,475,545

7. Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and six months ended June 30, 2018 and 2017, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.93%	1.73 – 2.25%	2.70 – 2.93%	1.73 – 2.49%
Expected volatility	95.77%	82.99 – 115.18%	91.28 – 95.77%	82.99 – 123.01%
Weighted average expected volatility	95.77%	85.51%	92.84%	84.63%
Expected lives (in years)	5.50	5.20 – 10.00	5.50 – 10.00	5.20 – 10.0	0
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three months ended June 30, 2018 and 2017 was $1.72 and $4.70, respectively. The weighted average fair value of options granted during the six months ended June 30, 2018 and 2017 was $2.80 and $4.90, respectively.

The risk-free interest rate used for each grant is based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption is based upon the Company’s own implied volatility. The expected life assumption for option grants is based upon the simplified method provided for under ASC 718. The dividend yield assumption is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The following table summarizes the activity of Company’s stock option plan for the six months ended June 30, 2018:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	50,180	$192.30
Granted	3,000	3.32
Exercised	–	–
Cancelled	–	–
Balance at June 30, 2018	53,180	$181.63	$–
Exercisable at June 30, 2018	37,881	$250.86	$–

The Company recorded stock-based compensation expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2018 and 2017 as follows, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$11	$40	$20	$73
General and administrative	26	79	58	160
Total stock-based compensation	$37	$119	$78	$233

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “RXi” and the “Company” refers to RXi Pharmaceuticals Corporation and our subsidiary, MirImmune, LLC and the ongoing business operations of RXi Pharmaceuticals Corporation and MirImmune, LLC, whether conducted through RXi Pharmaceuticals Corporation or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 26, 2018.

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

Prior to the Company’s acquisition of MirImmune Inc. (“MirImmune”) in January 2017, the Company’s principal activities consisted of the preclinical and clinical development of our sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. In January 2018, after a thorough review of our business operations, development programs and financial resources, the Company made a strategic decision to focus solely on immuno-oncology to accelerate growth and support a potential return on investment for its stockholders. The Company’s business strategy focuses on the development of immuno-oncology therapeutics utilizing our proprietary sd-rxRNA technology. The Company intends to seek a partner and/or out-licensee for both its dermatology and ophthalmology franchises, including RXI-109 and Samcyprone™, to continue their development. The goal of any such transaction would be to allow the Company to monetize these preclinical and clinical assets to further fund ongoing and future development work in our immuno-oncology programs and extend our financial runway.

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

We currently have discovery and preclinical programs to develop our sd-rxRNA targeting PD-1, TIGIT and other undisclosed checkpoints in ACT for the treatment of solid tumors. We are also developing sd-rxRNA against multiple undisclosed targets that influence cell differentiation and metabolism for use in ACT to treat hematologic cancers and solid tumors.

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

We are advancing these compounds and our other discovery and preclinical ACT compounds towards clinical development, both independently and with our strategic collaborations. We plan to focus our internal resources on therapeutic areas where research and development is appropriate for the size and financial resources of the Company and to seek partners in therapeutic areas with the requisite expertise and resources to advance our product and research candidates through clinical development. To that end, we have established research collaborations with the Center for Cancer Immune Therapy at Herlev Hospital (a leading European cancer center); Gustave Roussy (a leading comprehensive cancer center in Europe); Medigene AG (a German biotechnology company); PCI Biotech (a private biotechnology firm); the University of Minnesota (a highly ranked public research university) and Iovance Biotherapeutics, Inc. (a biotechnology company developing novel cancer immunotherapies).

One aspect of our ongoing strategy is to build upon these current collaborations to add additional partnerships to our immuno-oncology pipeline. If results from these collaborations and others are positive, the synergies between the Company’s technology and its partner’s technology and expertise may provide multiple avenues for human clinical testing of the Company’s sd-rxRNA compounds in ACT within the next 12 – 18 months.

While the Company announced in January 2018 that its current business strategy is to focus solely on its immuno-oncology pipeline development, the Company has completed its clinical trials in dermatology and ophthalmology with RXI-109, our first sd-rxRNA clinical candidate, and Samcyprone™. In parallel, the Company intends to partner and/or out-license each of its dermatology and ophthalmology franchises, including RXI-109 and Samcyprone™, to continue their development. The status of the Company’s clinical trials with RXI-109 and Samcyprone™ is as follows:

•	In December 2017, the Company announced positive results with RXI-109 in a Phase 2 open-label, multi-center, prospective, within-subject controlled study evaluating the effectiveness and safety of RXI-109 on the outcome of scar revision surgery for hypertrophic scars in healthy adults. The primary effectiveness objective was met as shown by a statistically significant improved visual appearance of revised scars after scar revision surgery and treatment with RXI-109 versus control, as assessed by the investigator. The full study results showed that the product was safe and well tolerated for all dosage groups. Exploratory endpoint analysis furthermore showed that the cosmetic outcomes of RXI-109 treated scars were highly preferred over the untreated revised scars, by both investigators and patients.

•	In May 2018, the Company announced results from our Phase 2 clinical trial with Samcyprone™ in cutaneous warts. The primary effectiveness objectives were met as shown by high levels of immunotherapeutic response and therapeutic response. The immunotherapeutic response rate – a prerequisite for therapeutic response – was 97.7% across all 88 subjects enrolled in the study. From a therapeutic response viewpoint, with once weekly dosing for up to 10 weeks, more than 70% of all warts showed a positive wart response rate, i.e. reduction of wart size of more than 50%. Complete wart clearance throughout the study was 54% for all warts, and up to 71.4% for certain wart types (non-plantar warts). The study results show furthermore that Samcyprone™ was safe and well tolerated.

•	In August 2018, the Company announced positive results from our Phase 1/2 clinical trial to evaluate the safety and clinical activity of RXI-109 in reducing the progression of retinal scarring. The trial was a multi-dose, dose escalation study conducted in subjects with wet age-related macular degeneration with evidence of subretinal fibrosis. Each subject in the study received four doses of RXI-109 by intraocular injection at one-month intervals for a total dosing period of three months. The primary objective was met as shown by the absence of dose-limiting and serious toxicities, and only mild to moderate procedure related adverse events. None of the adverse events were drug related. In addition, comprehensive ocular examinations showed no indications of inflammation nor any other tolerability issues related to the treatment. The secondary objective of the study was also met with improved or stable disease in the study eyes of several subjects.

On January 3, 2018, the Board of Directors of the Company approved a 1-for-10 reverse stock split of the Company’s outstanding common stock, which was effected on January 8, 2018. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital in the financial statements.

On April 11, 2018, the Company closed a registered direct offering of 1,510,604 shares of the Company’s common stock at a purchase price of $3.15 per share (the “Offering”) pursuant to the Securities Purchase Agreement dated as of April 9, 2018, by and among the Company and each purchaser identified on the signature pages thereto. In a concurrent private placement, the Company sold warrants (the “Warrants”) to purchase a total of 1,132,953 shares of common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $3.15 per share (the “Private Placement”). In connection with the Offering and Private Placement, the Company issued warrants to purchase a total of 75,530 shares of common stock with an exercise price of $4.0546 per share to the placement agent, H.C. Wainwright & Co., LLC (the “Placement Agent Warrants”). Assuming the Warrants and Placement Agent Warrants are not exercised, net proceeds to the Company from the Offering and Private Placement were $4,210,000 after deducting placement agent fees and offering expenses paid by the Company.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Revenues	$58	$–	$58	$81	$–	$81
Operating expenses	(1,957)	(2,514)	557	(4,219)	(9,595)	5,376
Operating loss	(1,899)	(2,514)	615	(4,138)	(9,595)	5,457
Income tax benefit	–	–	–	–	1,621	(1,621)
Net loss	(1,901)	(2,514)	613	(4,140)	(7,974)	3,834

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenues

The following table summarizes our total revenues, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Revenues	$58	$–	$58	$81	$–	$81

Revenues for the three and six months ended June 30, 2018 related to the work performed by the Company as a sub-awardee under the government grant issued to our collaborator BioAxone Biosciences, Inc. from the National Institute of Neurological Disorders and Stroke. The grant provides funding for the development of a novel sd-rxRNA compound, BA-434, that targets PTEN for the treatment of spinal cord injury. There were no revenues for the three and six months ended June 30, 2017.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Research and development	$1,183	$1,329	$(146)	$2,544	$2,676	$(132)
Acquired in-process research and development	–	85	(85)	–	4,696	(4,696)
General and administrative	774	1,100	(326)	1,675	2,223	(548)
Total operating expenses	$1,957	$2,514	$(557)	$4,219	$9,595	$(5,376)

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

Research and development expenses for the three months ended June 30, 2018 decreased 11% compared with the three months ended June 30, 2017, primarily due to a decrease in clinical-trial related expenses as subject participation is now complete for all of the Company’s clinical trials.

Research and development expenses for the six months ended June 30, 2018 decreased 5% compared with the six months ended June 30, 2017, primarily due to decreases in clinical-trial and manufacturing related expenses for RXI-109 and Samcyprone™, offset by increases in lab supplies and manufacturing fees for the Company’s immuno-oncology program.

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

There was no acquired in-process research and development expense during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company recorded acquired in-process research and development expense related to the fair value of consideration given, which included transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the acquisition of MirImmune.

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

General and administrative expenses for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 decreased 30% and 25%, respectively, primarily due to decreases in professional fees for legal-related services and payroll-related expenses as a result of a decrease in headcount.

Income Tax

The following table summarizes the Company’s income tax for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Income tax benefit	$–	$–	$–	$–	$1,621	$(1,621)

There was no income tax for the three months ended June 30, 2018 or 2017 or for the six months ended June 30, 2018. For the six months ended June 30, 2017, we recognized an income tax benefit for the tax-related impact of the Company’s acquisition of MirImmune in January 2017.

Liquidity and Capital Resources

On August 8, 2017, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the LPC Purchase Agreement. During the six months ended June 30, 2018, the Company sold 420,000 shares of common stock to LPC for net proceeds of approximately $1,291,000. In total, the Company has sold 480,000 shares of common stock to LPC for net proceeds of approximately $1,581,000.

On April 11, 2018, the Company closed on the Offering and Private Placement of its common stock and the Warrants. Assuming the Warrants and Placement Agent Warrants are not exercised, net proceeds to the Company from the Offering and Private Placement were $4,210,000 after deducting placement agent fees and offering expenses paid by the Company.

We had cash and cash equivalents of $5,315,000 as of June 30, 2018, compared with $3,581,000 as of December 31, 2017. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. The LPC Purchase Agreement should provide us with sufficient funding for our operations for at least the next twelve months. However, certain ownership limitations under the LPC Purchase Agreement preclude us from relying on the full available funds for going concern purposes. As a result of this ownership limitation and based on the Company’s cash, operational spending rate and other available financial resources, the Company has concluded that there is substantial doubt regarding its ability to fund operations for at least the next twelve months. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(3,767)	$(5,116)
Net cash used in investing activities	–	(88)
Net cash provided by financing activities	5,501	–
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,734	$(5,204)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $3,767,000 for the six months ended June 30, 2018 compared with $5,116,000 for the six months ended June 30, 2017. The decrease in cash used in operating activities of $1,349,000 was primarily attributable to changes in working capital of $731,000 due to payments made for financing-related expenses and the Company’s acquisition of MirImmune in the first quarter of the prior year.

Net Cash Flow from Investing Activities

There were no net cash flows related to investing activities for the six months ended June 30, 2018. Net cash used in investing activities was $88,000 for the six months ended June 30, 2017. The decrease in net cash flow from investing activities was primarily related to the purchase of laboratory equipment in the prior year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $5,501,000 for the six months ended June 30, 2018 and was due to proceeds received by the Company from the Offering, Private Placement and the issuance of common stock to LPC. There were no cash flows related to financing activities for the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with Accounting Standards Codification Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 26, 2018, for further discussion of these indemnification agreements.

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

Remediation Plan

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, management has implemented a remediation plan to address the control deficiency that led to the material weakness in internal control over financial reporting related to our controls over accounting for income taxes. The remediation plan includes (i) the implementation of increased involvement on a quarterly basis with our third-party tax accountants dedicated to determining the appropriate accounting for material and complex tax transactions in a timely manner, (ii) the review of our tax accounting processes to identify and implement enhanced tax accounting processes and related internal control procedures and (iii) establishing additional training and education programs for financial personnel responsible for income tax accounting.

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

Changes in Internal Control Over Financial Reporting

Other than the changes noted in the Remediation Plan section above, which were implemented during the quarterly period ended March 31, 2018, there has not been any change in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”). The listing rules of the Nasdaq Capital Market require the Company to meet certain minimum requirements, including at least $2.5 million of stockholders’ equity. As of December 31, 2017, we failed to meet this required level of stockholders’ equity and, on March 29, 2018, we received a notice from Nasdaq regarding our non-compliance. On May 31, 2018, the Company received written notice from Nasdaq in response to the Company’s submissions notifying Nasdaq that the Company had approximately $4.7 million in stockholders’ equity as of March 31, 2018, on a proforma basis. In response to the Company’s submissions explaining its current financial position, Nasdaq is requiring that the Company evidence that it is in compliance by no later than September 25, 2018.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

4.1	Form of Warrant	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

4.2	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

10.1	Securities Purchase Agreement, dated April 9, 2018, by and between the Company and the Purchasers listed therein.	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (2) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017; (3) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: August 14, 2018

