Form 10-Q
period 2018-09-30
RXi Pharmaceuticals Corp
filed 2018-11-14
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2018, RXi Pharmaceuticals Corporation had 18,164,356 shares of common stock, $0.0001 par value, outstanding.

RXI PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RXI PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,240	$3,581
Restricted cash	50	50
Prepaid expenses and other current assets	332	201
Total current assets	3,622	3,832
Property and equipment, net	187	248
Other assets	–	18
Total assets	$3,809	$4,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$491	$511
Accrued expenses	1,568	1,754
Total current liabilities	2,059	2,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,449,909 and 2,429,993 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	–	–
Additional paid-in capital	85,934	80,384
Accumulated deficit	(84,184)	(78,551)
Total stockholders’ equity	1,750	1,833
Total liabilities and stockholders’ equity	$3,809	$4,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

RXI PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$57	$–	$138	$–
Operating expenses:
Research and development	838	1,490	3,382	4,166
Acquired in-process research and development	–	–	–	4,696
General and administrative	711	986	2,386	3,209
Total operating expenses	1,549	2,476	5,768	12,071
Operating loss	(1,492)	(2,476)	(5,630)	(12,071)
Total other expense, net	(1)	–	(3)	–
Loss before income taxes	(1,493)	(2,476)	(5,633)	(12,071)
Income tax benefit	–	–	–	1,621
Net loss	$(1,493)	$(2,476)	$(5,633)	$(10,450)
Net loss per share:
Basic and diluted	$(0.34)	$(1.05)	$(1.54)	$(4.71)
Weighted average shares used in calculating:
Basic and diluted net loss per share	4,371,259	2,351,144	3,662,924	2,216,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

RXI PHARMACEUTICALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,633)	$(10,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	48
Non-cash stock-based compensation	117	276
Acquired in-process research and development	–	4,696
Deferred taxes	–	(1,621)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(113)	(121)
Accounts payable	(20)	(417)
Accrued expenses	(186)	276
Net cash used in operating activities	(5,774)	(7,313)
Cash flows from investing activities:
Cash acquired in MirImmune Inc. acquisition	–	100
Cash paid for purchase of property and equipment	–	(203)
Net cash used in investing activities	–	(103)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	5,433	(74)
Net cash provided by (used in) financing activities	5,433	(74)
Net decrease in cash, cash equivalents and restricted cash	(341)	(7,490)
Cash, cash equivalents and restricted cash at the beginning of period	3,631	12,956
Cash, cash equivalents and restricted cash at the end of period	$3,290	$5,466
Supplemental disclosure of non-cash investing and financing activities:
Conversions of Series B convertible preferred stock into common stock	$–	$3,525
Conversion of Series C convertible preferred stock into common stock	$–	$816
MirImmune Inc. Acquisition:
Cancellation of notes receivable	$–	$150
Accounts payable assumed	$–	$5
Fair value of securities issued	$–	$2,824

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

Prior to the Company’s acquisition of MirImmune Inc. in January 2017, our principal activities consisted of the preclinical and clinical development of the Company’s sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. In January 2018, after a thorough review of its business operations, development programs and financial resources, the Company made a strategic decision to focus solely on immuno-oncology to accelerate growth and support a potential return on investment for its stockholders. The Company’s current business strategy focuses on the development of immuno-oncology therapeutics utilizing our proprietary sd-rxRNA technology.

The Company intends to seek a partner and/or out-licensee for each of its dermatology and ophthalmology franchises, including RXI-109 and Samcyprone®, to continue their development. The goal of any such transaction would be to allow the Company to monetize these preclinical and clinical assets to further fund ongoing and future development work in our immuno-oncology programs and extend our financial runway.

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

Income Taxes

The Company recognizes assets or liabilities for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with the FASB ASC Topic 740, “Accounting for Income Taxes.” On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The Company is continuing to assess the impact of the Tax Cuts and Jobs Act and does not expect the provisions to have a material impact on the Company’s consolidated financial statements.

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

Net Loss per Share

The Company accounts for and discloses net loss per share in accordance with the FASB ASC Topic 260, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02, “Leases.” The FASB further issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, in July 2018, which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements, but expects that the adoption will result in the current operating lease being recorded on the consolidated balance sheet.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amendment specifies that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company early adopted this ASU in the second quarter of 2018. The ASU had no material impact on the Company’s consolidated financial statements.

In August 2018, the Securities and Exchange Commission issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with our financial reporting for the quarter ended March 31, 2019. Upon adoption, the Company will include the consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

4. Stockholders’ Equity

Lincoln Park Capital Fund, LLC – On August 8, 2017, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC shares of the Company’s common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement.

During the three months ended September 30, 2018, the Company sold 15,000 shares of common stock to LPC for net proceeds of approximately $21,000. During the nine months ended September 30, 2018, the Company sold 435,000 shares of common stock to LPC for net proceeds of approximately $1,312,000.

April 2018 Registered Direct Offering and Private Placement – On April 11, 2018, the Company closed a registered direct offering of 1,510,604 shares of the Company’s common stock at a purchase price of $3.15 per share (the “April 2018 Offering”) pursuant to the Securities Purchase Agreement dated as of April 9, 2018, by and among the Company and each purchaser identified on the signature pages thereto. In a concurrent private placement, the Company sold warrants (the “Warrants”) to purchase a total of 1,132,953 shares of common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $3.15 per share (the “Private Placement”). In connection with the April 2018 Offering and Private Placement, the Company issued warrants to purchase a total of 75,530 shares of common stock with an exercise price of $4.0546 per share to the placement agent, H.C. Wainwright & Co., LLC (the “Placement Agent Warrants”). Assuming the Warrants and Placement Agent Warrants are not exercised, net proceeds to the Company from the April 2018 Offering and Private Placement were $4,210,000 after deducting placement agent fees and offering expenses paid by the Company.

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

Warrants — The following table summarizes the Company’s outstanding equity-classified warrants at September 30, 2018:

Exercise price	Number of Shares Underlying Warrants	Expiration
$52.00	130,007	June 2, 2020
$9.00	1,277,793	December 21, 2021
$3.15	1,132,953	May 31, 2023
$4.0546	75,530	April 9, 2023
Total warrants outstanding	2,616,283

5. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	September 30,
	2018	2017
Options to purchase common stock	157,514	53,100
Unvested, restricted stock	73,587	–
Restricted stock units	151,250	–
Warrants to purchase common stock	2,616,283	1,408,000
Total	2,998,634	1,461,100

6. Stock-based Compensation

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and nine months ended September 30, 2018 and 2017, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.93%	1.94 – 2.35%	2.70 – 2.93%	1.73 – 2.49%
Expected volatility	161.45%	83.87 – 91.99%	91.28 – 161.45%	82.99 – 123.01%
Weighted average expected volatility	161.45%	87.93%	159.55%	84.65%
Expected lives (in years)	6.25	6.25 – 10.00	5.50 – 10.00	5.20 – 10.00
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three months ended September 30, 2018 and 2017 was $1.72 and $4.90, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2018 and 2017 was $1.75 and $4.90, respectively.

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

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	50,180	$192.30
Granted	108,250	1.83
Exercised	–	–
Cancelled	(916)	29.50
Balance at September 30, 2018	157,514	$62.35	$–
Exercisable at September 30, 2018	38,939	$244.14	$–

Stock-based compensation expense related to stock options for the three months ended September 30, 2018 and 2017 was $17,000 and $43,000, respectively.

Stock-based compensation expense related to stock options for the nine months ended September 30, 2018 and 2017 was $95,000 and $276,000, respectively.

Restricted Stock Units

In addition to options to purchase shares of common stock, the Company may also grant restricted stock units (“RSUs”). RSUs are generally subject to graded vesting and the satisfaction of service requirements, similar to our stock options. Upon vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. The fair value of the RSUs awarded are based on the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2017	–	$–
Granted	151,250	1.79
Vested	–	–
Forfeited	–	–
Unvested units at September 30, 2018	151,250	$1.79

During the three and nine months ended September 30, 2018, the Company recorded $22,000 of expense related to RSUs. There was no expense related to RSUs recorded in the same prior year periods. Such expense is included in stock-based compensation expense in the condensed consolidated statement of operations.

Restricted Stock

On August 31, 2018, Geert Cauwenbergh, Dr. Med. Sc., the Company’s Chief Executive Officer, elected the right to receive, in lieu of cash, for the period from September 15, 2018 to December 31, 2018, up to 50% of his base salary and cash bonuses, if any, (collectively, the “Compensation”) payable in the form of unvested, restricted shares of the Company’s common stock. Such restricted shares will be received in the form of a series of grants made on each Company payroll date in lieu of cash payment of the Compensation and shall vest in full on January 1, 2019, subject to his continued employment through such date. The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant and is expensed over the vesting period.

For the three and nine months ended September 30, 2018, the Company granted 73,587 restricted shares of the Company’s common stock in lieu of Compensation to Dr. Cauwenbergh. No stock-based compensation expense was recorded related to the restricted shares for the three and nine months ended September 30, 2018 or 2017. Stock-based compensation expense based on the grant date fair value of the restricted shares will be recognized as an expense over the requisite vesting period, which is expected to occur during the three months ended December 31, 2018.

Compensation Expense Related to Equity Awards

The Company recorded total stock-based compensation expense related to equity awards in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 as follows, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$9	$7	$29	$80
General and administrative	30	36	88	196
Total stock-based compensation	$39	$43	$117	$276

7. Subsequent Events

On October 3, 2018, the Company closed an underwritten public offering (the “October 2018 Offering”) of (i) 3,725,714 units (the “Units”), at a public offering price of $0.70 per Unit, with each Unit consisting of one share of common stock and one warrant (the “October 2018 Warrants”) to purchase one share of common stock and (ii) 17,702,858 pre-funded units (the “Pre-Funded Units”), at a public offering price of $0.69 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock and one October 2018 Warrant. The October 2018 Warrants included in the Units and Pre-Funded Units are immediately exercisable at a price of $0.70 per share and expire seven years from the date of issuance. The Pre-Funded Warrants included in the Pre-Funded Units are immediately exercisable at a price per share of $0.01 and do not expire. The Company is currently reviewing the accounting for the Pre-Funded Warrants and Warrants issued in the October 2018 Offering. Assuming the October 2018 Warrants are not exercised, net proceeds from the October 2018 Offering were approximately $13,300,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

The net proceeds from the October 2018 Offering will be reflected in stockholders’ equity for the year ending December 31, 2018.

Additionally, pursuant to the October 2018 Offering, the Company issued warrants to purchase up to 1,607,143 shares of common stock at an exercise price of $0.875 per share to the underwriter, H.C. Wainwright & Co., LLC.

Subsequent to the balance sheet date, 10,534,286 Pre-Funded Warrants were converted into 10,534,286 shares of common stock for net proceeds of $105,000.

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

This management’s discussion and analysis of financial condition as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 26, 2018.

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

Prior to the Company’s acquisition of MirImmune Inc. (“MirImmune”) in January 2017, the Company’s principal activities consisted of the preclinical and clinical development of our sd-rxRNA compounds and topical immunotherapy agent in the areas of dermatology and ophthalmology. In January 2018, after a thorough review of our business operations, development programs and financial resources, the Company made a strategic decision to focus solely on immuno-oncology to accelerate growth and support a potential return on investment for its stockholders. The Company’s current business strategy focuses on the development of immuno-oncology therapeutics utilizing our proprietary sd-rxRNA technology.

In ACT, immune cells are isolated from specific patients or retrieved from allogeneic immune cell banks, which are banks of cells donated from healthy volunteers. The immune cells are then expanded and modified before being returned and used to treat the same patient. We believe our sd-rxRNA compounds are ideally suited to be used in combination with ACT, in order to make these immune cells more effective. Our approach involves the treatment of the immune cells with our sd-rxRNA compounds during the expansion and modification phase. Because our sd-rxRNA compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance these cells (for example, by inhibiting the expression of immune checkpoint genes) by merely adding our sd-rxRNA compounds during the expansion process. After enhancing these cells ex-vivo, they are returned to the patient for treatment. In various types of immune cells tested to date, the sd-rxRNA treatment results in potent silencing while maintaining close to 100% transfection efficiency and nearly full cell viability.

We believe that our sd-rxRNA therapeutics are uniquely positioned in the immuno-oncology field for the following reasons:

•	Our sd-rxRNA compounds do not need facilitated delivery (mechanical or formulation);
•	Can target multiple genes (i.e. multiple immunosuppression pathways) in a single therapeutic entity;
•	Demonstrate efficient uptake of sd-rxRNA to immune cells;
•	Silencing by sd-rxRNA has been shown to have a sustained (long-term) effect in vivo;
•	Favorable clinical safety profile of sd-rxRNA with local administration; and
•	Can be readily manufactured under current good manufacturing practices.

We currently have a pipeline of discovery and preclinical programs in three focus areas in which we are aligning our internal research and development efforts with extramural collaborations.

Checkpoint Inhibition in T-Cells

This is our key focus area and our most advanced immuno-oncology program. We have developed sd-rxRNA targeting PD-1, TIGIT and other undisclosed checkpoints in ACT for the treatment of solid tumors. RXI-762 and RXI-804, sd-rxRNA compounds that are designed to suppress the expression of immune checkpoint proteins PD-1 and TIGIT, respectively, which, when used in ACT, are expected to result in an improved efficacy to the targeted tumors.

Our collaboration with the Center for Cancer Immune Therapy at Herlev Hospital, or CCIT, a leading European cancer center, is evaluating the potential of our sd-rxRNA technology platform to enhance the function of tumor-infiltrating lymphocytes (“TILs”) for use in the treatment for a number of cancer types, including melanoma and ovarian cancer. To date, CCIT has evaluated sd-rxRNA compounds targeting immune checkpoints in preclinical screening models of matched TIL/tumor cell pairs from melanoma and cancer patients. Results have shown a marked PD-1 reduction on the surface of TILs in a pilot rapid expansion protocol.

Through our collaboration with Medigene AG, a German biotechnology company developing highly innovative, complementary treatment platforms to target various types and stages of cancer, we are exploring the potential synergies of our sd-rxRNA technology in combination with Medigene’s recombinant TCRs to develop modified T-cells with enhanced efficacy and/or safety with the ultimate goal to further improve Medigene’s T-cell therapies for the treatment of cancer patients. In recent studies, Medigene has observed the reduction of PD-1 surface levels in T-cells transduced with TCRs and treated with our sd-rxRNA compound, RXI-762.

We expect to enter clinical development with RXI-762 as part of an ACT therapy for solid tumors by the end of 2019.

Targets Outside of Checkpoint Inhibition in T-Cells and Other Immune Cell Types

This focus area uses our sd-rxRNA in T-cells and other immune cell types, such as natural killer (“NK”) cells and dendritic cells, for targets other than immune checkpoints in order to weaponize and improve cell persistence and cell viability in the immunosuppressive tumor micro-environment. We believe this shows the broad applicability of our platform technology, and that our potential impact in immuno-oncology is not limited to checkpoints and TILs.

We have shown that sd-rxRNAs are rapidly and efficiently taken up by immune effector cells without the use of transfection reagents. Using sd-rxRNA compounds against checkpoint inhibitors, we can suppress their expression levels up to 95% in immune cells, including T-cells and NK cells. Furthermore, we have demonstrated potent silencing activity as well as a phenotypic effect (enhanced degranulation activity) of NK cells treated with sd-rxRNA compounds targeting checkpoints. By treating NK cells ex-vivo, prior to ACT with sd-rxRNA reducing the expression of proteins such as Cbl-b and TIGIT, the anti-tumor response of these cells can be improved. Ongoing work expands these findings to include compounds for more specific NK targets, including NK specific inhibitory receptors, which could be used alone or in combination.

Tumor and/or Tumor Micro-Environment Targets

Our third focus area includes the use of our sd-rxRNA directly towards tumor and/or tumor micro-environment (“TME”) targets. Impacting the tumor cells and/or tumor micro-environment through a direct use of sd-rxRNA, such as via intra-tumoral injection, could potentially become an important form of adjuvant therapy. We believe that this will also show that our contributions with our sd-rxRNA compounds in immuno-oncology are not limited to use with another company’s cell platform. Additionally, the Company has shown that its sd-rxRNA compounds are safe and well-tolerated via intradermal injections and injections in the eye through its completed clinical trials with RXI-109 in dermatology and ophthalmology.

Our collaborative research agreement with Gustave Roussy, a leading comprehensive cancer center in France, concentrates on determining the feasibility of our sd-rxRNA platform to target TME via intratumoral injection. The goal of our recent study with Gustave Roussy was to identify sd-rxRNA compounds to their target of interest and demonstrate efficacy (silencing and phenotypic effect) of sd-rxRNA compounds in a mouse model. Results from this study showed an 80—85% reduction of the target gene in a mouse model of melanoma via intra-tumoral injection.

We continue to advance our sd-rxRNA technology platform towards clinical development in immuno-oncology, both independently and with our strategic collaborations. We plan to focus our internal resources on therapeutic areas where research and development is appropriate for the size and financial resources of the Company and to seek partners in therapeutic areas with the requisite expertise and resources to advance our product and research candidates through clinical development. We believe that this approach to our strategy will allow us to build upon these current collaborations to add additional partnerships to our immuno-oncology pipeline, support the Company with a shorter path to the clinic by allowing us to utilize and build upon already established protocols of our partners and provide us with the opportunity to expand our immuno-oncology programs and pipeline in multiple areas.

While the Company announced in January 2018 that its current business strategy is to focus solely on its immuno-oncology pipeline development, this year the Company also completed and reported on its clinical trials in dermatology and ophthalmology with RXI-109, our first sd-rxRNA clinical candidate, and Samcyprone®. The results of the Company’s clinical trials with RXI-109 and Samcyprone are as follows:

•	In December 2017, the Company announced positive results with RXI-109 in a Phase 2 open-label, multi-center, prospective, within-subject controlled study evaluating the effectiveness and safety of RXI-109 on the outcome of scar revision surgery for hypertrophic scars in healthy adults. The primary effectiveness objective was met as shown by a statistically significant improved visual appearance of revised scars after scar revision surgery and treatment with RXI-109 versus control, as assessed by the investigator. The full study results showed that the product was safe and well tolerated for all dosage groups. Exploratory endpoint analysis furthermore showed that the cosmetic outcomes of RXI-109 treated scars were highly preferred over the untreated revised scars, by both investigators and patients.

•	In May 2018, the Company announced results from our Phase 2 clinical trial with Samcyprone in cutaneous warts. The primary effectiveness objectives were met as shown by high levels of immunotherapeutic response and therapeutic response. The immunotherapeutic response rate – a prerequisite for therapeutic response – was 97.7% across all 88 subjects enrolled in the study. From a therapeutic response viewpoint, with once weekly dosing for up to 10 weeks, more than 70% of all warts showed a positive wart response rate, i.e. reduction of wart size of more than 50%. Complete wart clearance throughout the study was 54% for all warts, and up to 71.4% for certain wart types (non-plantar warts). The study results show furthermore that Samcyprone was safe and well tolerated.

•	In August 2018, the Company announced positive results from our Phase 1/2 clinical trial to evaluate the safety and clinical activity of RXI-109 in reducing the progression of retinal scarring. The trial was a multi-dose, dose escalation study conducted in subjects with wet age-related macular degeneration with evidence of subretinal fibrosis. Each subject in the study received four doses of RXI-109 by intraocular injection at one-month intervals for a total dosing period of three months. The primary objective was met as shown by the absence of dose-limiting and serious toxicities, and only mild to moderate procedure related adverse events. None of the adverse events were drug related. In addition, comprehensive ocular examinations showed no indications of inflammation nor any other tolerability issues related to the treatment. The secondary objective of the study was also met with improved or stable disease in the study eyes of several subjects.

The Company intends to seek a partner and/or out-licensee for each of its dermatology and ophthalmology franchises, including RXI-109 and Samcyprone®, to continue their development. The goal of any such transaction would be to allow the Company to monetize these preclinical and clinical assets to further fund ongoing and future development work in our immuno-oncology programs and extend our financial runway.

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

On April 11, 2018, the Company closed a registered direct offering of 1,510,604 shares of the Company’s common stock at a purchase price of $3.15 per share (the “April 2018 Offering”) pursuant to the Securities Purchase Agreement dated as of April 9, 2018, by and among the Company and each purchaser identified on the signature pages thereto. In a concurrent private placement, the Company sold warrants (the “Warrants”) to purchase a total of 1,132,953 shares of common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $3.15 per share (the “Private Placement”). In connection with the Offering and Private Placement, the Company issued warrants to purchase a total of 75,530 shares of common stock with an exercise price of $4.0546 per share to the placement agent, H.C. Wainwright & Co., LLC (the “Placement Agent Warrants”). Assuming the Warrants and Placement Agent Warrants are not exercised, net proceeds to the Company from the Offering and Private Placement were $4,210,000 after deducting placement agent fees and offering expenses paid by the Company.

On October 3, 2018, the Company closed an underwritten public offering (the “October 2018 Offering”) of (i) 3,725,714 units (the “Units”), at a public offering price of $0.70 per Unit, with each Unit consisting of one share of common stock and one warrant (the “October 2018 Warrants”) to purchase one share of common stock and (ii) 17,702,858 pre-funded units (the “Pre-Funded Units”), at a public offering price of $0.69 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock and one October 2018 Warrant. The October 2018 Warrants included in the Units and Pre-Funded Units are immediately exercisable at a price of $0.70 per share and expire seven years from the date of issuance. The Pre-Funded Warrants included in the Pre-Funded Units are immediately exercisable at a price per share of $0.01 and do not expire. Assuming the October 2018 Warrants are not exercised, net proceeds from the October 2018 Offering were approximately $13,300,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company. Additionally, pursuant to the October 2018 Offering, the Company issued warrants to purchase up to 1,607,143 shares of common stock at an exercise price of $0.875 per share to the underwriter, H.C. Wainwright & Co., LLC.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Revenues	$57	$–	$57	$138	$–	$138
Operating expenses	(1,549)	(2,476)	927	(5,768)	(12,071)	6,303
Operating loss	(1,492)	(2,476)	984	(5,630)	(12,071)	6,441
Income tax benefit	–	–	–	–	1,621	(1,621)
Net loss	(1,493)	(2,476)	983	(5,633)	(10,450)	4,817

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenues

The following table summarizes our total revenues, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Revenues	$57	$–	$57	$138	$–	$138

Revenues for the three and nine months ended September 30, 2018 related to the work performed by the Company as a sub-awardee under the government grant issued to our collaborator BioAxone Biosciences, Inc. from the National Institute of Neurological Disorders and Stroke. The grant provides funding for the development of a novel sd-rxRNA compound, BA-434, that targets PTEN for the treatment of spinal cord injury. There were no revenues for the three and nine months ended September 30, 2017.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Research and development	$838	$1,490	$(652)	$3,382	$4,166	$(784)
Acquired in-process research and development	–	–	–	–	4,696	(4,696)
General and administrative	711	986	(275)	2,386	3,209	(823)
Total operating expenses	$1,549	$2,476	$(927)	$5,768	$12,071	$(6,303)

Research and Development Expenses

Research and development expenses relate to salaries, employee benefits, facility-related expenses, supplies, stock-based compensation related to employees and non-employees involved in the Company’s research and development, external services, other operating costs and overhead related to our research and development departments, costs to acquire technology licenses and expenses associated with our preclinical activities and clinical trials.

Research and development expenses for the three months ended September 30, 2018 decreased 44% compared with the three months ended September 30, 2017, primarily due to a decrease in clinical-trial related expenses as subject participation is complete for all of the Company’s clinical trials in dermatology and ophthalmology and a decrease in payroll-related expenses due to a reduction in headcount as compared with the prior year period.

Research and development expenses for the nine months ended September 30, 2018 decreased 19% compared with the nine months ended September 30, 2017, primarily due to a decrease in expenses related to the Company’s dermatology and ophthalmology programs, including clinical trial and manufacturing fees, as these projects ramp down with the Company’s sole focus on immuno-oncology and a decrease in payroll-related expenses due to a reduction in headcount as compared with the prior year period.

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

There was no acquired in-process research and development expense during the three months ended September 30, 2018 or 2017 or for the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company recorded acquired in-process research and development expense related to the fair value of consideration given, which included transaction costs, liabilities assumed and cancellation of notes receivable, and the deferred tax impact of the acquisition of MirImmune.

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

General and administrative expenses for the three months ended September 30, 2018 decreased 28% compared with the three months ended September 30, 2017, primarily due to decreases in payroll-related expenses, including those related to a reduction in headcount.

General and administrative expenses for the nine months ended September 30, 2018 decreased 26% compared with the nine months ended September 30, 2017, primarily due to decreases in payroll-related expenses, including those related to a reduction in headcount, as well as a decrease in professional fees for legal-related services.

Income Tax

The following table summarizes the Company’s income tax for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Income tax benefit	$–	$–	$–	$–	$1,621	$(1,621)

There was no income tax during the three months ended September 30, 2018 or 2017 or for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, we recognized an income tax benefit for the tax-related impact of the Company’s acquisition of MirImmune in January 2017.

Liquidity and Capital Resources

On August 8, 2017, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the LPC Purchase Agreement. During the nine months ended September 30, 2018, the Company sold 435,000 shares of common stock to LPC for net proceeds of approximately $1,312,000. In total, the Company has sold 495,000 shares of common stock to LPC for net proceeds of approximately $1,602,000.

On April 11, 2018, the Company closed on the April 2018 Offering and Private Placement of its common stock and the Warrants. Assuming the Warrants and Placement Agent Warrants are not exercised, net proceeds to the Company from the Offering and Private Placement were $4,210,000 after deducting placement agent fees and offering expenses paid by the Company.

On October 3, 2018, the Company closed on the October 2018 Offering of its Units and Pre-Funded Units. Assuming the October 2018 Warrants included in the Units and Pre-Funded Units are not exercised, net proceeds from the October 2018 Offering were approximately $13,300,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

We had cash and cash equivalents of $3,240,000 as of September 30, 2018, compared with $3,581,000 as of December 31, 2017. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. We believe that our existing cash, the net proceeds from the April 2018 Offering and the net proceeds from the October 2018 Offering should be sufficient to fund our operations for at least the next twelve months.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(5,774)	$(7,313)
Net cash used in investing activities	–	(103)
Net cash provided by (used in) financing activities	5,433	(74)
Net decrease in cash, cash equivalents and restricted cash	$(341)	$(7,490)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $5,774,000 for the nine months ended September 30, 2018 compared with $7,313,000 for the nine months ended September 30, 2017. The decrease in cash used in operating activities of $1,539,000 was primarily attributable to a decrease in net loss offset by adjustments for non-cash expenses, primarily acquired in-process research and development expense and deferred tax related to the Company’s acquisition of MirImmune in the prior year.

Net Cash Flow from Investing Activities

There were no net cash flows related to investing activities for the nine months ended September 30, 2018. Net cash used in investing activities was $103,000 for the nine months ended September 30, 2017. The decrease in net cash flow from investing activities was primarily related to the purchase of laboratory equipment in the prior year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $5,433,000 for the nine months ended September 30, 2018 and was due to proceeds received by the Company from the April 2018 Offering, Private Placement and the issuance of common stock to LPC. Net cash used in financing activities for the nine months ended September 30, 2017 was $74,000 and was due to offering costs in relation to the LPC Purchase Agreement.

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

Changes in Internal Control Over Financial Reporting

Other than the changes noted in the Remediation Plan section above, which were implemented during the quarterly period ended March 31, 2018, there has not been any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings. There are none deemed to be material at this time.

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

On November 12, 2018, we received written notice (the “Notification Letter”) from the Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notification Letter, we no longer meet the minimum bid price requirement.

The Notification Letter does not impact our listing on The Nasdaq Capital Market at this time. The Notification Letter states that we have 180 calendar days, or until May 13, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to May 13, 2019. In the event that we do not regain compliance by May 13, 2019, we may be eligible for additional time to reach compliance with the minimum bid price requirement. However, if we fail to regain compliance with the minimum bid price listing requirement or fail to maintain compliance with all other applicable continued listing requirements and Nasdaq determines to delist our common stock, the delisting could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of RXi Pharmaceuticals Corporation for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (2) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017; (3) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and (4) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXi Pharmaceuticals Corporation

By:	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Dr. Med. Sc.
President, Chief Executive Officer and acting Chief Financial Officer

Date: November 14, 2018

