Form 10-Q
period 2019-03-31
Phio Pharmaceuticals Corp.
filed 2019-05-14
CIK 1533040

Tables of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Address of principal executive office) (Zip code)

Registrant’s telephone number: (508) 767-3861

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value, $0.0001 per share	PHIO	The Nasdaq Capital Market

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

As of May 10, 2019, Phio Pharmaceuticals Corp. had 23,889,132 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$12,746	$14,879
Restricted cash	50	50
Prepaid expenses and other current assets	117	221
Total current assets	12,913	15,150
Right of use asset	592	–
Property and equipment, net	155	172
Other assets	18	–
Total assets	$13,678	$15,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$721	$550
Accrued expenses	703	1,194
Lease liability	92	–
Total current liabilities	1,516	1,744
Lease liability, net of current portion	500	–
Total liabilities	2,016	1,744
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,389,132 and 18,841,814 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	99,690	99,487
Accumulated deficit	(88,030)	(85,911)
Total stockholders’ equity	11,662	13,578
Total liabilities and stockholders’ equity	$13,678	$15,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$21	$23
Operating expenses:
Research and development	1,089	1,361
General and administrative	1,078	901
Total operating expenses	2,167	2,262
Operating loss	(2,146)	(2,239)
Total other income, net	27	–
Net loss	$(2,119)	$(2,239)
Net loss per share:
Basic and diluted	$(0.10)	$(0.90)
Weighted average shares: basic and diluted	20,419,440	2,494,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2018	18,841,814	$2	$99,487	$(85,911)	$13,578
Issuance of common stock upon the exercise of pre-funded warrants	4,304,286	–	43	–	43
Issuance of restricted stock	243,032	–	–	–	–
Stock-based compensation expense	–	–	160	–	160
Net loss	–	–	–	(2,119)	(2,119)
Balance at March 31, 2019	23,389,132	$2	$99,690	$(88,030)	$11,662

For the Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2017	2,429,993	$–	$80,384	$(78,551)	$1,833
Cash paid in lieu of fractional shares for 1:10 reverse stock split	(31)	–	–	–	–
Issuance of common stock under 2017 Lincoln Park Capital, LLC purchase agreement	270,000	–	932	–	932
Stock-based compensation expense	–	–	41	–	41
Net loss	–	–	–	(2,239)	(2,239)
Balance at March 31, 2018	2,699,962	$–	$81,357	$(80,790)	$567

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,119)	$(2,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	20
Non-cash stock-based compensation	160	41
Changes in operating assets and liabilities:
Prepaid expenses and other assets	86	13
Right of use asset	28	–
Accounts payable	171	10
Accrued expenses	(491)	248
Lease liability	(28)	–
Net cash used in operating activities	(2,175)	(1,907)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(1)	–
Net cash used in investing activities	(1)	–
Cash flows from financing activities:
Net proceeds from the issuance of common stock	–	932
Proceeds from the exercise of pre-funded warrants	43	–
Net cash provided by financing activities	43	932
Net decrease in cash and restricted cash	(2,133)	(975)
Cash and restricted cash at the beginning of period	14,929	3,631
Cash and restricted cash at the end of period	$12,796	$2,656
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Right of use asset	$620	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a biotechnology company developing the next generation of immuno-oncology therapeutics based on its self-delivering RNAi (“sd-rxRNA®”) therapeutic platform. The Company’s efforts are focused on developing sd-rxRNA therapeutic compounds to be used in the context of immunotherapy by targeting checkpoints or other gene targets, by local or intravenous injections. We aim to maximize the power of our sd-rxRNA therapeutic compounds by weaponizing therapeutic immune effector cells to overcome tumor immune escape, providing patients with a powerful new treatment option that goes beyond current treatment modalities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Phio and its wholly-owned subsidiary, MirImmune, LLC. All material intercompany accounts have been eliminated in consolidation.

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

Leases

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”). At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and recognizes the classification of the lease as operating or financing. At the commencement date of the lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The Company has elected not to recognize on the balance sheet leases with a term less than one year.

Lease liabilities and the corresponding right of use assets are recorded based on the present value of lease payments to be made over the lease term. The discount rate used to calculate the present value is the rate implicit in the lease, or if not readily determinable, the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right of use asset may be required for items such as initial direct costs or incentives received. Lease payments on operating leases are recognized on a straight-line basis over the expected term of the lease. Lease payments on financing leases are recognized using the effective interest method.

Derivative Financial Instruments

The Company follows the provisions of the FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Financial instruments that meet the definition of a derivative are classified as an asset or liability and measured at fair value on the issuance date and are revalued on each subsequent balance sheet date. The changes in fair value are recognized as current period income or loss. Financial instruments that do not meet the definition of a derivative are classified as equity and measured at fair value and recorded as additional paid in capital in stockholders’ equity at the date of issuance. No further adjustments to their valuation are made.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for restricted cash, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Research and Development Expenses

Research and development costs relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, expenses associated with preclinical and clinical development activities and other operating costs. Research and development expenses are charged to expense as incurred. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses and expensed when the service has been performed or when the goods have been received. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed the Company with respect to services provided and/or materials that it has received.

The Company contracts with third parties to perform various preclinical and clinical activities on our behalf for the continued development of our product candidates. Accruals and expenses are recorded during the period incurred based on such estimates and assumptions as expected cost, passage of time, the achievement of milestones and other information available to us and are assessed on a quarterly basis. Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from its actual costs.

Stock-based Compensation

The Company follows the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards. Stock compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is recognized as an expense over the requisite service period.

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

Net Loss per Share

The Company accounts for and discloses net loss per share in accordance with the FASB ASC Topic 260, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares.

3. Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases that do not meet the definition of a short-term lease and to disclose key information about leasing arrangements. Leases will continue to be classified as either operating or financing. The Company adopted Topic 842 on January 1, 2019 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative period financial statements and recognize a cumulative-effect adjustment to the balance sheet on the date of adoption. The Company has also elected the package of practical expedients to not reassess our prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components.

Upon adoption of Topic 842 on January 1, 2019, the Company recorded a right of use asset of $28,000 and an operating lease liability of $28,000. Comparative periods have not been restated. For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 4.

4. Leases

The Company adopted Topic 842 on January 1, 2019 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative period financial statements and recognize a cumulative-effect adjustment to the balance sheet on the date of adoption. The Company has also elected the package of practical expedients to not reassess our prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components. With the adoption of Topic 842, the Company’s balance sheet now contains line items for right of use asset, current lease liability and noncurrent lease liability.

The Company determined that it held an operating lease for its office and laboratory space as of January 1, 2019. The Company held no other lease agreements. The Company leases 7,581 square feet of office and laboratory space for its corporate headquarters and primary research facility in Marlborough, Massachusetts. On January 1, 2019, the Company recorded a right of use asset and corresponding lease liability of $28,000.

On January 22, 2019, the Company amended the lease for its office and laboratory space to extend the term by five years, such that the lease will expire on March 31, 2024. With the amendment, the Company also has the option to terminate the lease after two or three years by providing advance written notice. Due to the extension of the lease agreement, the Company increased the right of use asset and corresponding lease liability by $592,000.

Additionally, the lease agreements did not contain information to determine the rate implicit in the lease. The Company calculated its incremental borrowing rate based on what the Company would have to pay to borrow on a collateralized basis over the lease term for an amount equal to the remaining lease payments. At March 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the Company’s operating lease was 4.46% and 3.91 years, respectively.

As of March 31, 2019, the right of use asset and liability arising from the Company’s operating lease was $592,000. During the three months ended March 31, 2019, cash paid for the amounts included in the measurement of liabilities was $28,000 and the Company recorded operating lease expense of $28,000, which was included in operating expense.

Aggregate future minimum non-cancellable commitments under the operating lease as of March 31, 2019 was as follows, in thousands:

2019 (remaining)	$94
2020	128
2021	132
2022	135
2023	139
Thereafter	35
Total lease payments	663
Less: Imputed interest	(71)
Total operating lease liabilities	$592

5. Stockholders’ Equity

Lincoln Park Capital Fund, LLC – On August 8, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement.

No shares of common stock were sold to LPC under the Purchase Agreement during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company sold 270,000 shares of common stock to LPC for net proceeds of approximately $932,000.

Warrants — The following table summarizes the Company’s outstanding equity-classified warrants at March 31, 2019:

Summary of Warrants	Exercise prices	Number of Shares Underlying Warrants	Expiration
June 2015 Warrants	$52.00	130,007	June 2, 2020
December 2016 Warrants	$9.00	1,277,793	December 21, 2021
April 2018 Warrants	$3.15	1,132,953	May 31, 2023
Placement Agent Warrants	$4.0546	75,530	April 9, 2023
Pre-Funded Warrants	$0.01	2,864,286	No expiration
October 2018 Warrants	$0.70	21,428,572	October 3, 2025
Underwriter Warrants	$0.875	1,607,143	October 1, 2023
Total warrants outstanding		28,516,284

During the quarter ended March 31, 2019, the Company received proceeds of $43,000 from the exercise of Pre-Funded Warrants for a total of 4,304,286 shares of common stock. There were no warrant exercises during the quarter ended March 31, 2018.

6. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	March 31,
	2019	2018
Options to purchase common stock	149,402	52,180
Restricted stock units	387,500	–
Warrants to purchase common stock	28,516,284	1,408,000
Total	29,053,186	1,460,180

7. Stock-based Compensation

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three months ended March 31, 2019 and 2018, the following assumptions were used:

	For the Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.58%	2.70 – 2.84%
Expected volatility	98.87%	91.28 – 91.48%
Weighted average expected volatility	98.87%	91.38%
Expected lives (in years)	5.31	10.00
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three months ended March 31, 2019 and 2018 was $0.29 and $3.35, respectively.

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

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	141,677	$66.29
Granted	10,000	0.38
Exercised	–	–
Cancelled	(2,275)	283.39
Balance at March 31, 2019	149,402	$58.57	$701
Exercisable at March 31, 2019	39,499	$215.56	$–

Stock-based compensation expense related to stock options for the three months ended March 31, 2019 and 2018 was $19,000 and $41,000, respectively.

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

The following table summarizes the activity of the Company’s RSUs for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested units at December 31, 2018	137,500	$1.79
Granted	250,000	0.36
Vested	–	–
Forfeited	–	–
Unvested units at March 31, 2019	387,500	$0.87

Stock-based compensation expense related to RSUs for the three months ended March 31, 2019 was $35,000. There was no stock-based compensation expense related to RSUs recorded in the same prior year period.

Restricted Stock

On August 31, 2018, and through subsequent amendments on December 19, 2018 and February 14, 2019, Geert Cauwenbergh, Dr. Med. Sc., the Company’s former Chief Executive Officer, elected the right to receive, in lieu of cash, for the period from September 15, 2018 to February 28, 2019, up to 50% of his base salary and cash bonuses, if any, (collectively, the “Compensation”) payable in the form of unvested, restricted shares of the Company’s common stock. Such restricted shares were received in the form of a series of grants made on each Company payroll date in lieu of cash payment of the Compensation. All shares issued in lieu of Compensation shall vest in full on June 1, 2019.

The fair value of the restricted stock is based on the Company’s closing stock price on the date of grant and is expensed over the vesting period. During the three months ended March 31, 2019, the Company granted 243,032 shares of restricted stock in lieu of Compensation to Dr. Cauwenbergh. Stock-based compensation expense related to restricted stock for the three months ended March 31, 2019 was $106,000. There were no restricted stock issuances under this election during the three months ended March 31, 2018.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three months ended March 31, 2019 and 2018, in thousands:

	Three Months Ended
	March 31,
	2019	2018
Research and development	$7	$9
General and administrative	153	32
Total stock-based compensation	$160	$41

8. Subsequent Events

Subsequent to the balance sheet date, the Company received proceeds of $5,000 from the exercise of Pre-Funded Warrants for a total of 500,000 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2019.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors” and in other filings the Company periodically makes with the SEC. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

Overview

Phio Pharmaceuticals Corp. is a biotechnology company developing the next generation of immuno-oncology therapeutics based on our self-delivering RNAi (“sd-rxRNA®”) therapeutic platform. The Company’s efforts are focused on developing sd-rxRNA therapeutic compounds to be used in the context of immunotherapy by targeting checkpoints or other gene targets, by local or intravenous injections. We aim to maximize the power of our sd-rxRNA therapeutic compounds by weaponizing immune effector cells to overcome tumor immune escape providing patients a powerful new treatment option that goes beyond current treatment modalities.

Our development efforts are based on our broadly patented sd-rxRNA technology platform. Our sd-rxRNA compounds do not require a delivery vehicle to penetrate into tissues and cells and are designed to “silence” or down-regulate, the expression of a specific gene which is over-expressed in cancer. We believe that our sd-rxRNA platform uniquely positions the Company in the field of immuno-oncology because of this and for the following reasons:

•	Efficient uptake of sd-rxRNA to immune cells obviating the need for facilitated delivery (mechanical or formulation);

•	Can target multiple genes (i.e. multiple immunosuppression pathways) in a single therapeutic entity;

•	Gene silencing by sd-rxRNA has been shown to have a sustained, or long-term, effect in vivo;

•	Favorable clinical safety profile of sd-rxRNA with local administration; and

•	Can be readily manufactured under current good manufacturing practices.

Checkpoint Inhibition in Adoptive Cell Transfer

The Company has developed sd-rxRNA targeting PD-1, TIGIT and other undisclosed checkpoints in adoptive cell transfer (“ACT”) for the treatment of solid tumors. The Company has selected RXI-762, our sd-rxRNA targeting PD-1, and RXI-804, our sd-rxRNA targeting TIGIT, for development in melanoma, ovarian cancer and head and neck cancer, as well as other undisclosed indications. When used in ACT, RXI-762 and RXI-804 are expected to result in an improved efficacy to targeted tumors. We plan to enter the clinic with RXI-762 as part of an investigator sponsored clinical trial with one of our collaborators in ACT therapy for solid tumors, such as in melanoma, by Q1 2020.

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

Cell Maturation and Metabolism in Adoptive Cell Transfer

We are also able to use our sd-rxRNA in T-cells and other immune cell types, such as natural killer (“NK”) cells and dendritic cells, for targets other than immune checkpoints in order to weaponize and improve cell persistence and cell viability in the immunosuppressive tumor micro-environment. We believe this shows the broad applicability of our platform technology, and that our potential impact in immuno-oncology is not limited to checkpoints and TILs.

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

Our recently announced collaboration with Glycostem Therapeutics BV, a leading cellular immunotherapy company, will explore potential synergies of our sd-rxRNA in combination with Glyostem’s proprietary NK cell generation technology, oNKord®, to develop cellular immunotherapies for cancer treatment with enhanced efficacy and/or safety. This collaboration will examine the applicability of our sd-rxRNA technology to be integrated into Glycostem’s processes to produce NK cells with the ultimate goal to further improve Glycostem’s immunotherapies for the treatment of cancer patients.

Through our collaboration with Medigene AG, a German biotechnology company developing highly innovative, complementary treatment platforms to target various types and stages of cancer, we are exploring the potential synergies of our sd-rxRNA technology in combination with Medigene’s recombinant TCRs to develop modified T-cells with enhanced efficacy and/or safety with the ultimate goal to further improve Medigene’s T-cell therapies for the treatment of cancer patients. In the studies completed, Medigene observed the reduction of PD-1 surface levels in T-cells transduced with TCRs and treated with our sd-rxRNA compound, RXI-762. While these studies utilized the Company’s PD-1 targeting sd-rxRNA for proof of concept, Medigene is evaluating additional targets to improve the therapeutic effects of Medigene’s receptor modified T-cells.

Direct Tumor and Tumor Micro-Environment

We are exploring the use of our sd-rxRNA directly towards tumor and/or tumor micro-environment (“TME”) targets. Impacting the tumor cells and/or TME through a direct use of sd-rxRNA, locally administered, could potentially become an important form of adjuvant therapy. We believe that this will also show that our contributions with our sd-rxRNA compounds in immuno-oncology are not limited to use with a cell therapy platform. Additionally, the Company has shown in a clinical setting that its sd-rxRNA compounds are safe and well-tolerated following local administration.

Our collaborative research agreement with Gustave Roussy, a leading comprehensive cancer center in France, concentrates on determining the feasibility of our sd-rxRNA platform to target the TME via intra-tumoral injection. Our recent in-vivo study with Gustave Roussy demonstrated that sd-rxRNA compound delivered via intra-tumoral injection showed silencing of gene expression with our sd-rxRNA compounds with a 80—85% reduction of the target gene expression in a mouse model of melanoma.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. Other than our accounting policy for leases in connection with the adoption of Topic 842 on January 1, 2019, as described below, there have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on March 27, 2019.

Leases

The Company follows the provisions of the FASB ASC 842. At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and recognizes the classification of the lease as operating or financing. At the commencement date of the lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The Company has elected not to recognize on the balance sheet leases with a term less than one year.

Lease liabilities and the corresponding right of use assets are recorded based on the present value of lease payments to be made over the lease term. The discount rate used to calculate the present value is the rate implicit in the lease, or if not readily determinable, the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right of use asset may be required for items such as initial direct costs or incentives received. Lease payments on operating leases are recognized on a straight-line basis over the expected term of the lease. Lease payments on financing leases are recognized using the effective interest method.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2019	2018	Dollar Change
Revenues	$21	$23	$(2)
Operating expenses	(2,167)	(2,262)	95
Operating loss	(2,146)	(2,239)	93
Net loss	(2,119)	(2,239)	120

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues

The following table summarizes our total revenues, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2019	2018	Dollar Change
Revenues	$21	$23	$(2)

Revenues for the three months ended March 31, 2019 and 2018 related to the work performed by the Company as a sub-awardee under the government grant issued to our collaborator BioAxone Biosciences, Inc. from the National Institute of Neurological Disorders and Stroke. The grant provided funding for the development of a novel sd-rxRNA compound, BA-434, that targets PTEN for the treatment of spinal cord injury.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2019	2018	Dollar Change
Research and development	$1,089	$1,361	$(272)
General and administrative	1,078	901	177
Total operating expenses	$2,167	$2,262	$(95)

Research and Development Expenses

Research and development expenses relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, expenses associated with preclinical and clinical development activities and other operating costs.

Research and development expenses for the three months ended March 31, 2019 decreased 20% as compared with the three months ended March 31, 2018, primarily due to a reduction in headcount and the payroll-related expenses, as well as the completion of the Company’s drug manufacture of RXI-762 in the prior year period.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended March 31, 2019 increased 20% as compared with the three months ended March 31, 2018, primarily due to an increase in stock-based compensation expense related to the restricted stock issued to the Company’s former Chief Executive Officer in lieu of cash compensation.

Liquidity and Capital Resources

On August 8, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the Purchase Agreement. To date, the Company has sold a total of 495,000 shares of common stock to LPC under the Purchase Agreement for net proceeds of $1,602,000. The Company has approximately $13,300,000 remaining under the Purchase Agreement with LPC.

On April 11, 2018, the Company closed a registered direct offering of 1,510,604 shares of the Company’s common stock at a purchase price of $3.15 per share and in a concurrent private placement, sold warrants to purchase a total of 1,132,953 shares of common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $3.15 per share (the “April 2018 Offering”). Net proceeds to the Company from the April 2018 Offering were $4,210,000 after deducting placement agent fees and offering expenses paid by the Company.

On October 3, 2018, the Company closed an underwritten public offering of 3,725,714 shares of the Company’s common stock and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 17,702,858 shares of common stock (the “October 2018 Offering”). The Pre-Funded Warrants are immediately exercisable at a price per share of $0.01 and do not expire. Each share of common stock or Pre-Funded Warrant, as applicable, was sold as a unit with a warrant to purchase one share of common stock at an exercise price of $0.70 per share. The combined public offering price was $0.70 per common stock unit or $0.69 per Pre-Funded Warrant unit. Net proceeds from the October 2018 Offering were $13,193,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

We had cash of $12,746,000 as of March 31, 2019, compared with $14,879,000 as of December 31, 2018. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. We believe that our existing cash should be sufficient to fund our operations for at least the next twelve months.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(2,175)	$(1,907)
Net cash used in investing activities	(1)	–
Net cash provided by financing activities	43	932
Net decrease in cash and restricted cash	$(2,133)	$(975)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $2,175,000 for the three months ended March 31, 2019, as compared with $1,907,000 for the three months ended March 31, 2018. The increase in cash used in operating activities of $268,000 was primarily attributable to an increase in total changes in operating assets and liabilities due to the Company’s payment of its RXI-782 drug manufacture during the first quarter of 2019.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $1,000. There were no net cash flows related to investing activities for the three months ended March 31, 2018. The increase in net cash flow from investing activities was primarily related to the purchase of office fixtures.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $43,000 for the three months ended March 31, 2019, as compared with $932,000 for the three months ended March 31, 2018. The decrease in cash provided by financing activities was due to proceeds received by the Company from the exercise of pre-funded warrants as compared to the proceeds received by the Company from the issuance of common stock to LPC under the Purchase Agreement during the same prior year period.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with Accounting Standards Codification Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 27, 2019, for further discussion of these indemnification agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings. There are none deemed to be material at this time.

ITEM 1A.	RISK FACTORS

Please carefully consider the information set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 27, 2019. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks.

We may not be able to regain compliance with the continued listing requirements of The Nasdaq Capital Market.

On November 2, 2018, we received written notice (the “Notification Letter”) from the Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notification Letter, we no longer meet the minimum bid price requirement.

The Notification Letter provided an initial 180-day period to regain compliance, which was extended for a second 180-day period on May 14, 2019. As a result of the extension, we have until November 11, 2019 to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event that we do not regain compliance by that date, Nasdaq may commence delisting proceedings and our common stock will trade, if at all, on the over-the counter market, such as the OTC Bulletin Board or OTCQX market, which could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

As previously reported, on November 12, 2018, the Company received the Notification Letter from Nasdaq notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, because the bid price of the Company’s common stock had closed below the minimum $1.00 per share for the 30 consecutive business days prior to the date of the Notification Letter. In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days, or until May 13, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

The Company was unable to regain compliance with the bid price requirement by May 13, 2019. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii), on May 14, 2019, Nasdaq granted the Company an additional 180 calendar days, or until November 11, 2019, to regain compliance with the bid price requirement. The Nasdaq determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days at any time during the second 180-day compliance period. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including a reserve stock split, to regain compliance with the minimum bid price requirement under the Nasdaq listing rules.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

10.1	Employment Agreement, dated April 22, 2019, between Phio Pharmaceuticals Corp. and John A. Barrett, Ph.D. * **

101	The following financial information from the Quarterly Report on Form 10-Q of Phio Pharmaceuticals Corp. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (2) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018; (3) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018; (4) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018; and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer

Date: May 14, 2019

