Form 10-Q
period 2019-06-30
Phio Pharmaceuticals Corp.
filed 2019-08-12
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, Phio Pharmaceuticals Corp. had 25,591,197 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$10,816	$14,879
Restricted cash	50	50
Prepaid expenses and other current assets	507	221
Total current assets	11,373	15,150
Right of use asset	565	–
Property and equipment, net	152	172
Other assets	18	–
Total assets	$12,108	$15,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736	$550
Accrued expenses	1,098	1,194
Lease liability	102	–
Total current liabilities	1,936	1,744
Lease liability, net of current portion	465	–
Total liabilities	2,401	1,744
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,091,197 and 18,841,814 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	99,769	99,487
Accumulated deficit	(90,065)	(85,911)
Total stockholders’ equity	9,707	13,578
Total liabilities and stockholders’ equity	$12,108	$15,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$–	$58	$21	$81
Operating expenses:
Research and development	1,146	1,183	2,235	2,544
General and administrative	913	774	1,991	1,675
Total operating expenses	2,059	1,957	4,226	4,219
Operating loss	(2,059)	(1,899)	(4,205)	(4,138)
Total other income (expense), net	24	(2)	51	(2)
Net loss	$(2,035)	$(1,901)	$(4,154)	$(4,140)
Net loss per share:
Basic and diluted	$(0.08)	$(0.46)	$(0.19)	$(1.25)
Weighted average shares: basic and diluted	24,226,517	4,102,423	22,333,495	3,302,885

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three and Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2018	18,841,814	$2	$99,487	$(85,911)	$13,578
Issuance of common stock upon the exercise of pre-funded warrants	4,304,286	–	43	–	43
Issuance of restricted stock	243,032	–	–	–	–
Stock-based compensation expense	–	–	160	–	160
Net loss	–	–	–	(2,119)	(2,119)
Balance at March 31, 2019	23,389,132	$2	$99,690	$(88,030)	$11,662
Issuance of common stock upon the exercise of pre-funded warrants	1,700,000	1	16	–	17
Issuance of common stock under the employee stock purchase plan	2,065	–	1	–	1
Stock-based compensation expense	–	–	62	–	62
Net loss	–	–	–	(2,035)	(2,035)
Balance at June 30, 2019	25,091,197	$3	$99,769	$(90,065)	$9,707

For the Three and Six Months Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2017	2,429,993	$–	$80,384	$(78,551)	$1,833
Cash paid in lieu of fractional shares for 1:10 reverse stock split	(31)	–	–	–	–
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement	270,000	–	932	–	932
Stock-based compensation expense	–	–	41	–	41
Net loss	–	–	–	(2,239)	(2,239)

Balance at March 31, 2018	2,699,962	$–	$81,357	$(80,790)	$567
Issuance of common stock and warrants in connection with registered direct offering and private placement, net of offering costs of $690	1,510,604	–	4,210	–	4,210
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement	150,000	–	359	–	359
Stock-based compensation expense	–	–	37	–	37
Net loss	–	–	–	(1,901)	(1,901)
Balance at June 30, 2018	4,360,566	$–	$85,963	$(82,691)	$3,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,154)	$(4,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	41
Non-cash lease expense	55	–
Non-cash stock-based compensation	222	78
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(304)	(240)
Accounts payable	186	31
Accrued expenses	(96)	463
Lease liability	(53)	–
Net cash used in operating activities	(4,108)	(3,767)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(16)	–
Net cash used in investing activities	(16)	–
Cash flows from financing activities:
Net proceeds from the issuance of common stock and/or warrants	–	5,501
Proceeds from the exercise of pre-funded warrants	60	–
Proceeds from the issuance of common stock in connection with the employee stock purchase plan	1	–
Net cash provided by financing activities	61	5,501
Net (decrease) increase in cash and restricted cash	(4,063)	1,734
Cash and restricted cash at the beginning of period	14,929	3,631
Cash and restricted cash at the end of period	$10,866	$5,365

Supplemental disclosure of non-cash investing and financing activities:
Right of use asset	$620	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a biotechnology company developing the next generation of immuno-oncology therapeutics based on its self-delivering RNAi (“sd-rxRNA®”) therapeutic platform. The Company's efforts are focused on silencing tumor-induced suppression of the immune system through its proprietary sd-rxRNA platform with utility in immune cells and/or the tumor micro-environment. The Company’s goal is to maximize the power of our sd-rxRNA therapeutic compounds by weaponizing therapeutic immune effector cells to overcome tumor immune escape, providing patients with a powerful new treatment option that goes beyond current treatment modalities.

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

Leases

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”). At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and recognizes the classification of the lease as operating or financing. At the commencement date of the lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The Company has elected not to recognize leases with a term less than one year on the balance sheet.

Lease liabilities and the corresponding right of use assets are recorded based on the present value of lease payments to be made over the lease term. The discount rate used to calculate the present value is the rate implicit in the lease, or if not readily determinable, the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right of use asset may be required for items such as initial direct costs or incentives received. Lease payments on operating leases are recognized on a straight-line basis over the expected term of the lease. Lease payments on financing leases are recognized using the effective interest method.

Derivative Financial Instruments

The Company follows the provisions of the FASB ASC Topic 815, “Derivatives and Hedging”. Financial instruments that meet the definition of a derivative are classified as an asset or liability and measured at fair value on the issuance date and are revalued on each subsequent balance sheet date. The changes in fair value are recognized as current period income or loss. Financial instruments that do not meet the definition of a derivative are classified as equity and measured at fair value and recorded as additional paid in capital in stockholders’ equity at the date of issuance. No further adjustments to their valuation are made.

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

The Company contracts with third parties to perform various preclinical and clinical activities on its behalf for the continued development of its product candidates. Accruals and expenses are recorded during the period incurred based on such estimates and assumptions as expected cost, passage of time, the achievement of milestones and other information available to us and are assessed on a quarterly basis. Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from its actual costs.

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

3. Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases that do not meet the definition of a short-term lease and to disclose key information about leasing arrangements. Leases will continue to be classified as either operating or financing. The Company adopted Topic 842 on January 1, 2019 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative period financial statements and recognize a cumulative-effect adjustment to the balance sheet on the date of adoption. The Company has also elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components.

Upon adoption of Topic 842 on January 1, 2019, the Company recorded a right of use asset of $28,000 and an operating lease liability of $28,000. Comparative periods have not been restated. For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 4.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808)” (“Topic 808”), which clarifies the interaction between Topic 808 and ASC Topic 606, “Revenue from Customers.” The update provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under ASC Topic 606 and provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. This will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company does not expect the adoption of Topic 808 to have a material impact on its financial statements.

4. Leases

The Company adopted Topic 842 on January 1, 2019 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative period financial statements and recognize a cumulative-effect adjustment to the balance sheet on the date of adoption. The Company has also elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components. With the adoption of Topic 842, the Company’s balance sheet now contains line items for right of use asset, current lease liability and noncurrent lease liability.

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

Additionally, the lease agreements did not contain information to determine the rate implicit in the lease. The Company calculated its incremental borrowing rate based on what the Company would have to pay to borrow on a collateralized basis over the lease term for an amount equal to the remaining lease payments. At June 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the Company’s operating lease was 4.58% and 4.37 years, respectively.

As of June 30, 2019, the right of use asset and liability arising from the Company’s operating lease was $565,000 and $567,000, respectively. During the three months ended June 30, 2019, cash paid for the amounts included in the measurement of liabilities was $31,000 and the Company recorded operating lease expense of $33,000, which was included in operating expense. During the six months ended June 30, 2019, cash paid for the amounts included in the measurement of liabilities was $59,000 and the Company recorded operating lease expense of $61,000.

Future lease payments for non-cancellable operating leases as of June 30, 2019 were as follows, in thousands:

2019 (remaining)	$63
2020	128
2021	132
2022	135
2023	139
Thereafter	35
Total undiscounted lease payments	632
Less: Interest expense	(65)
Total operating lease liabilities	$567

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

No shares of common stock were sold to LPC under the Purchase Agreement during the three or six months ended June 30, 2019. During the three months ended June 30, 2018, the Company sold 150,000 shares of common stock to LPC for net proceeds of approximately $359,000. During the six months ended June 30, 2018, the Company sold 420,000 shares of common stock to LPC for net proceeds of approximately $1,291,000.

Warrants — The following table summarizes the Company’s outstanding equity-classified warrants at June 30, 2019:

Summary of Warrants	Exercise prices	Number of Shares Underlying Warrants	Expiration
June 2015 Warrants	$52.00	130,007	June 2, 2020
December 2016 Warrants	$9.00	1,277,793	December 21, 2021
April 2018 Warrants	$3.15	1,132,953	May 31, 2023
Placement Agent Warrants	$4.0546	75,530	April 9, 2023
Pre-Funded Warrants	$0.01	1,164,286	No expiration
October 2018 Warrants	$0.70	21,428,572	October 3, 2025
Underwriter Warrants	$0.875	1,607,143	October 1, 2023
Total warrants outstanding		26,816,284

During the three months ended June 30, 2019, the Company received proceeds of $17,000 from the exercise of Pre-Funded Warrants for a total of 1,700,000 shares of common stock. During the six months ended June 30, 2019, the Company received proceeds of $60,000 from the exercise of Pre-Funded Warrants for a total of 6,004,286 shares of common stock. There were no warrant exercises during the three or six months ended June 30, 2018.

6. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	June 30,
	2019	2018
Options to purchase common stock	154,402	53,180
Restricted stock units	615,491	–
Warrants to purchase common stock	26,816,284	2,616,283
Total	27,586,177	2,669,463

7. Stock-based Compensation

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and six months ended June 30, 2019 and 2018, the following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	1.85%	2.93%	1.85 – 2.58%	2.70 – 2.93%
Expected volatility	97.67%	95.77%	97.67 – 98.87%	91.28 – 95.77%
Weighted average expected volatility	97.67%	95.77%	98.47%	92.84%
Expected lives (in years)	5.31	5.50	5.31	5.50 – 10.00
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of options granted during the three months ended June 30, 2019 and 2018 was $0.33 and $1.72, respectively. The weighted average fair value of options granted during the six months ended June 30, 2019 and 2018 was $0.30 and $2.80, respectively.

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

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	141,677	$66.29
Granted	15,000	0.40
Exercised	–	–
Cancelled	(2,275)	283.39
Balance at June 30, 2019	154,402	$56.69	$–
Exercisable at June 30, 2019	44,104	$193.45	$–

Stock-based compensation expense related to stock options for the three months ended June 30, 2019 and 2018 was $18,000 and $37,000, respectively. Stock-based compensation expense related to stock options for the six months ended June 30, 2019 and 2018 was $37,000 and $78,000, respectively.

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

The following table summarizes the activity of the Company’s RSUs for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested units at December 31, 2018	137,500	$1.79
Granted	477,991	0.41
Vested	–	–
Forfeited	–	–
Unvested units at June 30, 2019	615,491	$0.72

Stock-based compensation expense related to RSUs for the three and six months ended June 30, 2019 was $44,000 and $79,000, respectively. There was no stock-based compensation expense related to RSUs recorded in the same prior year periods.

Restricted Stock

On August 31, 2018, and through subsequent amendments on December 19, 2018 and February 14, 2019, Geert Cauwenbergh, Dr. Med. Sc., the Company’s former Chief Executive Officer, elected the right to receive, in lieu of cash, for the period from September 15, 2018 to February 28, 2019, up to 50% of his base salary and cash bonuses, if any, (collectively, the “Compensation”) payable in the form of unvested, restricted shares of the Company’s common stock. Such restricted shares were received in the form of a series of grants made on each Company payroll date in lieu of cash payment of the Compensation. All shares issued in lieu of Compensation vested in full on June 1, 2019.

The fair value of the restricted stock was based on the Company’s closing stock price on the date of grant and was expensed over the vesting period. During the six months ended June 30, 2019, the Company granted 243,032 shares of restricted stock in lieu of Compensation to Dr. Cauwenbergh. Stock-based compensation expense related to restricted stock for the six months ended June 30, 2019 was $106,000. There were no restricted stock issuances under this election during the three months ended June 30, 2019 or during the same prior year periods.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and six months ended June 30, 2019 and 2018, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$12	$11	$19	$20
General and administrative	50	26	203	58
Total stock-based compensation	$62	$37	$222	$78

8. Subsequent Events

On August 7, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $10,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the 2019 Purchase Agreement. Pursuant to the 2019 Purchase Agreement, the Company issued 500,000 shares of common stock to LPC as a commitment fee.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of June 30, 2019 and results of operations for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2019.

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

Overview

Phio Pharmaceuticals Corp. is a biotechnology company developing the next generation of immuno-oncology therapeutics based on our self-delivering RNAi (“sd-rxRNA®”) therapeutic platform. The Company's efforts are focused on silencing tumor-induced suppression of the immune system through our proprietary sd-rxRNA platform with utility in immune cells and/or the tumor micro-environment. Our goal is to maximize the power of our sd-rxRNA therapeutic compounds by weaponizing immune effector cells to overcome tumor immune escape providing patients a powerful new treatment option that goes beyond current treatment modalities.

Our development efforts are based on our broadly patented sd-rxRNA technology platform. Our sd-rxRNA compounds do not require a delivery vehicle to penetrate into tissues and cells and are designed to “silence” or down-regulate, the expression of a specific gene which is over-expressed in cancer. We believe that our sd-rxRNA platform uniquely positions the Company in the field of immuno-oncology because of this and the following reasons:

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

The self-delivering nature of our compounds makes sd-rxRNA ideally suited for use with adoptive cell transfer (“ACT”) treatments and direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors, or genetically engineered immune cells recognizing tumor neoantigens/neoepitopes cells.

Currently, ACT therapies for the treatment of solid tumors face several hurdles. Multiple inhibitory mechanisms restrain immune cells used in ACT from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence. Furthermore, the immunosuppressive tumor micro-environment (the “TME”) can pose a formidable barrier to immune cell infiltration and function.

Phio has developed a platform based on our sd-rxRNA technology that allows easy, precise, rapid, and selective non-genetically modified programming of ACT cells (ex-vivo, during manufacturing) and of the TME (in vivo, by local application), resulting in improved cell-based immunotherapy.

Adoptive Cell Transfer

In ACT, immune cells are isolated from patients, donors or retrieved from allogeneic immune cell banks. The immune cells are then expanded and modified before being returned and used to treat the same patient. We believe our sd-rxRNA compounds are ideally suited to be used in combination with ACT, in order to make these immune cells more effective.

ACT includes a number of different types of immunotherapy treatments. These treatments use immune cells, that are grown in a lab to large numbers, followed by administering them to the body to fight the cancer cells. Sometimes, immune cells that naturally recognize a tumor are used, while other times immune cells are modified or “engineered” to make them recognize and kill the cancer cells. There are several types of ACT, including: a.) non-engineered cell therapy in which immune cells are grown from the patient’s tumor or blood, such as tumor infiltrating lymphocytes (“TILs”), or from donor blood or tissue such as natural killer (“NK”) cells, dendritic cells (“DC”) and macrophages, and b.) engineered immune cells that are genetically modified to recognize specific tumor proteins and to remain in an activated state (such as TCRs, CAR T-cells, or CAR-NK cells).

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

We have a number of collaborations with leading academic centers and corporate institutions. Corporate collaborators include, but are not limited to, Medigene AG, Iovance Biotherapeutics, Inc. and Glycostem Therapeutics BV. Data developed in-house and with our collaborators has shown that PH-762, our lead pipeline compound, can elicit PD-1 checkpoint blockade by silencing PD-1 receptor expression resulting in enhanced T cell activation and tumor cytotoxicity. We have also shown that PH-804, our second pipeline compound, can silence the expression of TIGIT in NK cells and T cells, overcoming their exhaustion and thereby becoming “weaponized.”

We expect to enter the clinic with PH-762 in ACT therapy for solid tumors, such as in melanoma, in the first half of 2020. The Company also expects to enter the clinic with PH-804 in ACT in the second half of 2020.

Tumor Micro-Environment

We are exploring the use of our sd-rxRNA directly towards TME targets. Impacting the tumor cells and/or the TME through a direct use of sd-rxRNA, locally administered directly into the tumor, could potentially become an important form of (neo)adjuvant therapy. We believe that this will also show that our contributions with our sd-rxRNA compounds in immuno-oncology are not limited to use with a cell therapy platform. Additionally, the Company has shown in a clinical setting that its sd-rxRNA compounds are safe and well-tolerated following local administration.

Our collaborative research agreement with Gustave Roussy, a leading comprehensive cancer center in France, concentrates on determining the feasibility of our sd-rxRNA platform to target the TME via intra-tumoral injection. Our recent in-vivo study with Gustave Roussy demonstrated that sd-rxRNA compound delivered via intra-tumoral injection showed silencing of gene expression with our sd-rxRNA compounds with an 80—85% reduction of the target gene expression in a mouse model of melanoma.

The Company expects to enter the clinic with PH-762 for intratumoral injection in the second half of 2020.

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

Leases

The Company follows the provisions of the FASB ASC 842. At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and recognizes the classification of the lease as operating or financing. At the commencement date of the lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The Company has elected not to recognize leases with a term less than one year on the balance sheet.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2019	2018	Dollar Change	2019	2018	Dollar Change
Revenues	$–	$58	$(58)	$21	$81	$(60)
Operating expenses	(2,059)	(1,957)	(102)	(4,226)	(4,219)	(7)
Operating loss	(2,059)	(1,899)	(160)	(4,205)	(4,138)	(67)
Net loss	(2,035)	(1,901)	(134)	(4,154)	(4,140)	(14)

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Revenues

The following table summarizes our total revenues, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2019	2018	Dollar Change	2019	2018	Dollar Change
Revenues	$–	$58	$(58)	$21	$81	$(60)

Revenues for the six months ended June 30, 2019 and three and six months ended June 30, 2018 related to the work performed by the Company as a sub-awardee under the government grant issued to our collaborator BioAxone Biosciences, Inc. from the National Institute of Neurological Disorders and Stroke. Work performed by the Company as a sub-awardee under the grant has been completed. The grant provided funding for the development of a novel sd-rxRNA compound, BA-434, that targets PTEN for the treatment of spinal cord injury.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2019	2018	Dollar Change	2019	2018	Dollar Change
Research and development	$1,146	$1,183	$(37)	$2,235	$2,544	$(309)
General and administrative	913	774	139	1,991	1,675	316
Total operating expenses	$2,059	$1,957	$102	$4,226	$4,219	$7

Research and Development Expenses

Research and development expenses relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, expenses associated with preclinical and clinical development activities and other operating costs.

Research and development expenses for the three months ended June 30, 2019 decreased 3% as compared with the three months ended June 30, 2018, primarily due to a reduction in licensing fees.

Research and development expenses for the six months ended June 30, 2019 decreased 12% as compared with the six months ended June 30, 2018, primarily due to a reduction in headcount and payroll-related expenses, decreased clinical trial-related fees with the completion of the Company’s dermatology and ophthalmology clinical trials, as well as the completion of the Company’s drug manufacture of PH-762 in the prior year period.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended June 30, 2019 increased 18% as compared with the three months ended June 30, 2018, primarily due to an increase in legal fees.

General and administrative expenses for the six months ended June 30, 2019 increased 19% as compared with the six months ended June 30, 2018, primarily due to an increase in legal fees and an increase in stock-based compensation expense related to the restricted stock issued to the Company’s former Chief Executive Officer in lieu of cash compensation.

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

On August 7, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to 10,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the 2019 Purchase Agreement.

We had cash of $10,816,000 as of June 30, 2019, compared to $14,879,000 as of December 31, 2018. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. We believe that our existing cash should be sufficient to fund our operations for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(4,108)	$(3,767)
Net cash used in investing activities	(16)	–
Net cash provided by financing activities	61	5,501
Net (decrease) increase in cash and restricted cash	$(4,063)	$1,734

Net Cash Flow from Operating Activities

Net cash used in operating activities was $4,108,000 for the six months ended June 30, 2019, as compared to $3,767,000 for the six months ended June 30, 2018. The increase in cash used in operating activities of $341,000 was primarily attributable to an increase in total changes in operating assets and liabilities primarily due to payments made by the Company for its acquisition of MirImmune Inc. in the prior year period as compared with the payment of its PH-782 drug manufacture during 2019.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $16,000. There were no net cash flows related to investing activities for the six months ended June 30, 2018. The increase in net cash flow used in investing activities was primarily related to the purchase of office and lab equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $61,000 for the six months ended June 30, 2019, as compared to $5,501,000 for the six months ended June 30, 2018. The decrease in cash provided by financing activities was due to proceeds received by the Company from the exercise of Pre-Funded Warrants as compared to the proceeds received by the Company from the April 2018 Offering and the issuance of common stock to LPC under the Purchase Agreement during the same prior year period.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer. *

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer. *

101	The following financial information from the Quarterly Report on Form 10-Q of Phio Pharmaceuticals Corp. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (2) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018; (3) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2018; (4) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer

Date: August 12, 2019

