Form 10-Q
period 2019-09-30
Phio Pharmaceuticals Corp.
filed 2019-11-12
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, Phio Pharmaceuticals Corp. had 26,404,670 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$8,709	$14,879
Restricted cash	50	50
Prepaid expenses and other current assets	533	221
Total current assets	9,292	15,150
Right of use asset	538	–
Property and equipment, net	231	172
Other assets	18	–
Total assets	$10,079	$15,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$856	$550
Accrued expenses and other current liabilities	1,076	1,194
Lease liability	104	–
Total current liabilities	2,036	1,744
Lease liability, net of current portion	438	–
Total liabilities	2,474	1,744
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,654,670 and 18,841,814 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	99,761	99,487
Accumulated deficit	(92,159)	(85,911)
Total stockholders’ equity	7,605	13,578
Total liabilities and stockholders’ equity	$10,079	$15,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$–	$57	$21	$138
Operating expenses:
Research and development	1,042	838	3,277	3,382
General and administrative	1,071	711	3,062	2,386
Total operating expenses	2,113	1,549	6,339	5,768
Operating loss	(2,113)	(1,492)	(6,318)	(5,630)
Total other income (expense), net	19	(1)	70	(3)
Net loss	$(2,094)	$(1,493)	$(6,248)	$(5,633)
Net loss per share:
Basic and diluted	$(0.08)	$(0.34)	$(0.27)	$(1.54)
Weighted average shares: basic and diluted	25,409,428	4,371,259	23,370,073	3,662,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three and Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	18,841,814	$2	$99,487	$(85,911)	$13,578
Issuance of common stock upon the exercise of pre-funded warrants	4,304,286	–	43	–	43
Issuance of restricted stock	243,032	–	–	–	–
Stock-based compensation expense	–	–	160	–	160
Net loss	–	–	–	(2,119)	(2,119)
Balance at March 31, 2019	23,389,132	2	$99,690	(88,030)	11,662
Issuance of common stock upon the exercise of pre-funded warrants	1,700,000	1	16	–	17
Issuance of common stock under the employee stock purchase plan	2,065	–	1	–	1
Stock-based compensation expense	–	–	62	–	62
Net loss	–	–	–	(2,035)	(2,035)
Balance at June 30, 2019	25,091,197	3	99,769	(90,065)	9,707
Stock-based compensation expense	–	–	47	–	47
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement, net of offering costs of $52	500,000	–	(52)	–	(52)
Issuance of common stock upon vesting of restricted stock units	63,473	–	(3)	–	(3)
Net loss	–	–	–	(2,094)	(2,094)
Balance at September 30, 2019	25,654,670	$3	$99,761	$(92,159)	$7,605

For the Three and Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	2,429,993	$–	$80,384	$(78,551)	$1,833
Cash paid in lieu of fractional shares for 1:10 reverse stock split	(31)	–	–	–	–
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement	270,000	–	932	–	932
Stock-based compensation expense	–	–	41	–	41
Net loss	–	–	–	(2,239)	(2,239)
Balance at March 31, 2018	2,699,962	–	81,357	(80,790)	567
Issuance of common stock and warrants in connection with registered direct offering and private placement, net of offering costs of $690	1,510,604	–	4,210	–	4,210
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement	150,000	–	359	–	359
Stock-based compensation expense	–	–	37	–	37
Net loss	–	–	–	(1,901)	(1,901)
Balance at June 30, 2018	4,360,566	–	85,963	(82,691)	3,272
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement	15,000	–	21	–	21
Issuance of common stock under the employee stock purchase plan	756	–	1	–	1
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs of $90	–	–	(90)	–	(90)
Issuance of unvested, restricted stock	73,587	–	–	–	–
Stock-based compensation expense	–	–	39	–	39
Net loss	–	–	–	(1,493)	(1,493)
Balance at September 30, 2018	4,449,909	$–	$85,934	$(84,184)	$1,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,248)	$(5,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	61
Non-cash lease expense	82	–
Non-cash stock-based compensation	269	117
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(330)	(113)
Accounts payable	306	(20)
Accrued expenses and other liabilities	(151)	(186)
Lease liability	(78)	–
Net cash used in operating activities	(6,099)	(5,774)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(77)	–
Net cash used in investing activities	(77)	–
Cash flows from financing activities:
Net proceeds from the issuance of common stock and/or warrants	–	5,432
Financing costs from the issuance of common stock under Lincoln Park Capital, LLC purchase agreement	(52)	–
Payment of taxes for net share settled restricted stock unit issuances	(3)	–
Proceeds from the exercise of pre-funded warrants	60	–
Proceeds from the issuance of common stock in connection with the employee stock purchase plan	1	1
Net cash provided by financing activities	6	5,433
Net decrease in cash and restricted cash	(6,170)	(341)
Cash and restricted cash at the beginning of period	14,929	3,631
Cash and restricted cash at the end of period	$8,759	$3,290

Supplemental disclosure of non-cash investing and financing activities:
Right of use asset	$620	$–
Purchase of equipment through short-term financing lease included in accrued expenses and other current liabilities	$33	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a biotechnology company developing the next generation of immuno-oncology therapeutics based on its self-delivering RNAi (“INTASYL™”) therapeutic platform. The Company's efforts are focused on silencing tumor-induced suppression of the immune system through its proprietary INTASYL™ platform with utility in immune cells and/or the tumor micro-environment. The Company’s goal is to develop powerful INTASYL™ therapeutic compounds that can weaponize immune effector cells to overcome tumor immune escape, thereby providing patients a powerful new treatment option that goes beyond current treatment modalities.

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

Derivative Financial Instruments

The Company follows the provisions of the FASB ASC Topic 815, “Derivatives and Hedging.” Financial instruments that meet the definition of a derivative are classified as an asset or liability and measured at fair value on the issuance date and are revalued on each subsequent balance sheet date. The changes in fair value are recognized as current period income or loss. Financial instruments that do not meet the definition of a derivative are classified as equity and measured at fair value and recorded as additional paid in capital in stockholders’ equity at the date of issuance. No further adjustments to their valuation are made.

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

3. Liquidity and Going Concern

The Company has reported recurring losses from operations since inception and expects that the Company will continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. The Company’s ability to continue to fund its operation dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company.

The Company believes that its existing cash and the funds available under its purchase agreements with Lincoln Park Capital Fund, LLC (“LPC”), should be sufficient to fund operations for at least the next 12 months.

4. Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”), which requires lessees to recognize a right of use asset and lease liability on the balance sheet for most leases that do not meet the definition of a short-term lease and to disclose key information about leasing arrangements. Leases will continue to be classified as either operating or financing. The Company adopted Topic 842 on January 1, 2019 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative period financial statements and recognize a cumulative-effect adjustment to the balance sheet on the date of adoption. The Company has also elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components.

Upon adoption of Topic 842 on January 1, 2019, the Company recorded a right of use asset of $28,000 and an operating lease liability of $28,000. Comparative periods have not been restated. For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 5.

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

5. Leases

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

Additionally, the lease agreements did not contain information to determine the rate implicit in the lease. The Company calculated its incremental borrowing rate based on what the Company would have to pay to borrow on a collateralized basis over the lease term for an amount equal to the remaining lease payments. At September 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the Company’s operating lease was 4.62% and 4.44 years, respectively.

As of September 30, 2019, the right of use asset and liability arising from the Company’s operating lease was $538,000 and $542,000, respectively. During the three months ended September 30, 2019, cash paid for the amounts included in the measurement of liabilities was $31,000 and the Company recorded operating lease expense of $33,000, which was included in operating expenses on the statement of operations. During the nine months ended September 30, 2019, cash paid for the amounts included in the measurement of liabilities was $90,000 and the Company recorded operating lease expense of $94,000.

Future lease payments for non-cancellable operating leases as of September 30, 2019 were as follows, in thousands:

2019 (remaining)	$31
2020	128
2021	132
2022	135
2023	139
Thereafter	35
Total undiscounted lease payments	600
Less: Effects of discounting	(58)
Total operating lease liabilities	$542

6. Stockholders’ Equity

Lincoln Park Capital Fund, LLC – On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2017 Purchase Agreement.

No shares of common stock were sold to LPC under the 2017 Purchase Agreement during the three or nine months ended September 30, 2019. During the three months ended September 30, 2018, the Company sold 15,000 shares of common stock to LPC under the 2017 Purchase Agreement for net proceeds of $21,000. During the nine months ended September 30, 2018, the Company sold 435,000 shares of common stock to LPC under the 2017 Purchase Agreement for net proceeds of $1,312,000.

On August 7, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $10,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2019 Purchase Agreement. As a commitment fee for entering into the 2019 Purchase Agreement, the Company issued 500,000 shares of the Company’s common stock to LPC at a value per share of $0.3767, which was recorded as a cost of capital. No shares of common stock were sold to LPC under the 2019 Purchase Agreement during the three or nine months ended September 30, 2019.

Warrants — The following table summarizes the Company’s outstanding equity-classified warrants at September 30, 2019:

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

There were no warrants exercised during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company received proceeds of $60,000 from the exercise of Pre-Funded Warrants for a total of 6,004,286 shares of common stock. There were no warrant exercises during the three or nine months ended September 30, 2018.

7. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	September 30,
	2019	2018
Options to purchase common stock	145,777	157,514
Unvested, restricted stock	–	73,587
Restricted stock units	517,241	151,250
Warrants to purchase common stock	26,816,284	2,616,283
Total	27,479,302	2,998,634

8. Stock-based Compensation

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the three and nine months ended September 30, 2019 and 2018, the following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	N/A	2.93%	1.85 – 2.58%	2.70 – 2.93%
Expected volatility	N/A	161.45%	97.67 – 98.87%	91.28 – 161.45%
Expected lives (in years)	N/A	6.25	5.31	5.50 – 10.00
Expected dividend yield	N/A	0.00%	0.00%	0.00%

There were no options granted during the three months ended September 30, 2019. The weighted average fair value of options granted during the three months ended September 30, 2018 was $1.72. The weighted average fair value of options granted during the nine months ended September 30, 2019 and 2018 was $0.30 and $1.75, respectively.

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

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	141,677	$66.29	–
Granted	15,000	0.40	–
Exercised	–	–	–
Cancelled	(10,900)	60.62	–
Balance at September 30, 2019	145,777	$59.93	$–
Exercisable at September 30, 2019	69,454	$123.52	$–

Stock-based compensation expense related to stock options for the three months ended September 30, 2019 and 2018 was $16,000 and $17,000, respectively. Stock-based compensation expense related to stock options for the nine months ended September 30, 2019 and 2018 was $53,000 and $95,000, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2012 Long Term Incentive Plan (the “Plan”) or as inducement grants granted outside of the Plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of service requirements, similar to our stock options. Upon vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The fair value of the RSUs awarded are based on the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested units at December 31, 2018	137,500	$1.79
Granted	477,991	0.41
Vested	(69,750)	1.79
Forfeited	(28,500)	0.79
Unvested units at September 30, 2019	517,241	$0.57

Stock-based compensation expense related to RSUs for the three months ended September 30, 2019 and 2018 was $31,000 and $22,000, respectively. Stock-based compensation expense related to RSUs for the nine months ended September 30, 2019 and 2018 was $110,000 and $22,000, respectively.

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

The fair value of the restricted stock was based on the Company’s closing stock price on the date of grant and was expensed over the vesting period. During the nine months ended September 30, 2019, the Company granted 243,032 shares of restricted stock in lieu of Compensation to Dr. Cauwenbergh and recorded $106,000 in stock-based compensation expense related to the restricted stock. There were no restricted stock issuances under this election or related stock-based compensation expense during the three months ended September 30, 2019.

During the three and nine months ended September 30, 2018, the Company granted 73,587 shares of restricted stock in lieu of Compensation to Dr. Cauwenbergh. There was no stock-based compensation expense recorded to related to the restricted stock during the same period.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$6	$9	$25	$29
General and administrative	41	30	244	88
Total stock-based compensation	$47	$39	$269	$117

9. Subsequent Events

Subsequent to the balance sheet date, the Company received proceeds of $7,500 from the exercise of Pre-Funded Warrants for a total of 750,000 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2019.

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

Overview

Phio Pharmaceuticals Corp. is a biotechnology company developing the next generation of immuno-oncology therapeutics based on our self-delivering RNAi (“INTASYL™”) therapeutic platform. The Company's efforts are focused on silencing tumor-induced suppression of the immune system through our proprietary INTASYL™ platform with utility in immune cells and/or the tumor micro-environment. Our goal is to develop powerful INTASYL™ therapeutic compounds that can weaponize immune effector cells to overcome tumor immune escape, thereby providing patients a powerful new treatment option that goes beyond current treatment modalities.

Our development efforts are based on our broadly patented INTASYL™ technology platform. Our INTASYL™ compounds do not require a delivery vehicle to penetrate into tissues and cells and are designed to “silence” or down-regulate, the expression of a specific gene which is over-expressed in cancer. We believe that our INTASYL™ platform uniquely positions the Company in the field of immuno-oncology because of this and the following reasons:

•	Efficient uptake of INTASYL™ to immune cells obviating the need for facilitated delivery (mechanical or formulation);

•	Can target multiple genes (i.e. multiple immunosuppression pathways) in a single therapeutic entity;

•	Gene silencing by INTASYL™ has been shown to have a sustained, or long-term, effect in vivo;

•	Favorable clinical safety profile of INTASYL™ with local administration; and

•	Can be readily manufactured under current good manufacturing practices.

The self-delivering nature of our compounds makes INTASYL™ ideally suited for use with adoptive cell transfer (“ACT”) treatments and direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors, or genetically engineered immune cells recognizing tumor neoantigens/neoepitopes cells.

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

Phio has developed a product platform based on our INTASYL™ technology that allows easy, precise, rapid, and selective non-genetically modified programming of ACT cells (ex-vivo, during manufacturing) and of the TME (in vivo, by local application), resulting in improved cell-based immunotherapy.

Adoptive Cell Transfer

In ACT, immune cells are isolated from patients, donors or retrieved from allogeneic immune cell banks. The immune cells are then expanded and modified before being returned and used to treat the same patient. We believe our INTASYL™ compounds are ideally suited to be used in combination with ACT, in order to make these immune cells more effective.

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

Our approach to immunotherapy builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL™ compounds while they are grown in the lab and before administering them to the patient. Because our INTASYL™ compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance the function of these cells (for example, by inhibiting the expression of immune checkpoint genes) by merely adding our INTASYL™ compounds during the expansion process and without the need for genetic engineering. After enhancing these cells ex vivo, they are returned to the patient for treatment.

We have a number of collaborations with leading academic centers and corporate institutions. Corporate collaborators include, but are not limited to, Iovance Biotherapeutics, Inc., Glycostem Therapeutics BV and Carisma Therapeutics, Inc. Data developed in-house and with our collaborators has shown that PH-762, our lead pipeline compound, can elicit PD-1 checkpoint blockade by silencing PD-1 receptor expression resulting in enhanced T cell activation and tumor cytotoxicity. We have also shown that PH-804, our second pipeline compound, can silence the expression of TIGIT in NK cells and T cells, overcoming their exhaustion and thereby becoming “weaponized.”

Recent data shown by the Company and two of its collaborators, Iovance Biotherapeutics, Inc. and the Karolinska Institutet, at the 2019 Society for Immunotherapy of Cancer annual meeting further supports the application of INTASYL™ technology in immunotherapy of cancer. PH-762, our most advanced program, has shown to silence the expression of checkpoint molecule PD-1 in target human T cells in a potent and durable manner suitable for both ACT and intratumoral injection, and increases function of patient derived TILs for ACT. The application of INTASYL™ compounds to novel immuno-oncology targets was shown by the silencing of BRD4 by a BRD4 targeting INTASYL™ compound in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity.

We expect to enter the clinic with PH-762 in ACT therapy for solid tumors, such as in melanoma, in the first half of 2020.

Tumor Micro-Environment

We are exploring the use of our INTASYL™ compounds directly towards TME targets, including using PH-762 and PH-804 in such applications. We are also working on other relevant compounds for TME targets. One of those is PH-790, an INTASYL™ compound targeting PD-L1, a protein found on tumor cells telling the T cells to leave them alone and not attack it. Impacting the tumor cells and/or the TME through a direct use of INTASYL™ , locally administered directly into the tumor, could potentially become an important form of (neo)adjuvant therapy. We believe that this will also show that our contributions with our INTASYL™ compounds in immuno-oncology are not limited to use with a cell therapy platform. Additionally, the Company has shown in a clinical setting that its INTASYL™ compounds are safe and well-tolerated following local administration.

Our collaborative research agreement with Gustave Roussy, a leading comprehensive cancer center in France, concentrates on determining the feasibility of our INTASYL™ platform to target the TME via intra-tumoral injection. Our completed in-vivo study with Gustave Roussy demonstrated that an INTASYL™ compound delivered via intra-tumoral injection showed silencing of gene expression with our INTASYL™ compounds with greater than 90% reduction of the target gene expression in a mouse model of melanoma.

The Company expects to move PH-762 or PH-790 for intratumoral injection into the clinical development stage in the second half of 2020.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2019	2018	Dollar Change	2019	2018	Dollar Change
Revenues	$–	$57	$(57)	$21	$138	$(117)
Operating expenses	(2,113)	(1,549)	(564)	(6,339)	(5,768)	(571)
Operating loss	(2,113)	(1,492)	(621)	(6,318)	(5,630)	(688)
Net loss	(2,094)	(1,493)	(601)	(6,248)	(5,633)	(615)

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenues

The following table summarizes our total revenues, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2019	2018	Dollar Change	2019	2018	Dollar Change
Revenues	$–	$57	$(57)	$21	$138	$(117)

Revenues for the nine months ended September 30, 2019 and three and nine months ended September 30, 2018 related to the work performed by the Company as a sub-awardee under the government grant issued to our collaborator BioAxone Biosciences, Inc. from the National Institute of Neurological Disorders and Stroke. The grant provided funding for the development of a novel INTASYL™ compound, BA-434, that targets PTEN for the treatment of spinal cord injury. Work performed by the Company as a sub-awardee under the grant was completed during the first quarter of 2019.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2019	2018	Dollar Change	2019	2018	Dollar Change
Research and development	$1,042	$838	$204	$3,277	$3,382	$(105)
General and administrative	1,071	711	360	3,062	2,386	676
Total operating expenses	$2,113	$1,549	$564	$6,339	$5,768	$571

Research and Development Expenses

Research and development expenses relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, expenses associated with preclinical and clinical development activities and other operating costs.

Research and development expenses for the three months ended September 30, 2019 increased 24% as compared with the three months ended September 30, 2018, primarily due to an increase in consulting and outside professional service fees in support of preclinical research for the Company’s immuno-oncology programs.

Research and development expenses for the nine months ended September 30, 2019 decreased 3% as compared with the nine months ended September 30, 2018, primarily due to decreases in clinical-trial related expenses with the completion of the Company’s legacy clinical trials and payroll-related expenses from a decrease in headcount as compared to the prior year period offset by increases in consulting and outside professional service fees in support of preclinical research for the Company’s immuno-oncology programs.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended September 30, 2019 increased 51% as compared with the three months ended September 30, 2018, primarily driven by an increase in payroll-related expenses and legal fees.

General and administrative expenses for the nine months ended September 30, 2019 increased 28% as compared with the nine months ended September 30, 2018, primarily due to increases in professional fees for legal related expenses and recruiting fees to support employee hiring activities and increase in stock-based compensation expense related to the restricted stock issued to the Company’s former Chief Executive Officer in lieu of cash compensation as compared to the prior year period.

Liquidity and Capital Resources

Sources of Capital

On August 8, 2017, the Company entered into the 2017 Purchase Agreement with LPC. To date, the Company has sold a total of 495,000 shares of common stock to LPC under the 2017 Purchase Agreement for net proceeds of $1,602,000. The Company has approximately $13,300,000 remaining under the 2017 Purchase Agreement with LPC, which expires at the end of the first quarter of 2020.

On August 7, 2019, the Company entered into the 2019 Purchase Agreement with LPC. The 2019 Purchase Agreement initially limits the Company’s issuance of shares of common stock to LPC to 19.99% of the Company’s shares outstanding on the date of the Purchase Agreement unless stockholder approval is obtained to issue more than such amount or the average price of all sales under the 2019 Purchase Agreement exceed certain amounts as set forth in the 2019 Purchase Agreement. As a commitment fee for entering into the 2019 Purchase Agreement, the Company issued 500,000 shares of the Company’s common stock to LPC. To date, no shares of common stock have been sold to LPC under the 2019 Purchase Agreement.

We had cash of $8,709,000 as of September 30, 2019, compared to $14,879,000 as of December 31, 2018. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. We believe that our existing cash should be sufficient to fund our operations for at least the next 12 months.

Cash Flow

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(6,099)	$(5,774)
Net cash used in investing activities	(77)	–
Net cash provided by financing activities	6	5,433
Net decrease in cash and restricted cash	$(6,170)	$(341)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $6,099,000 for the nine months ended September 30, 2019, as compared to $5,774,000 for the nine months ended September 30, 2018. The increase in cash used in operating activities of $325,000 was primarily attributable to an increase in net loss offset by non-cash related adjustments.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $77,000. There were no net cash flows related to investing activities for the nine months ended September 30, 2018. The increase in net cash flow used in investing activities was primarily related to the purchase of office and lab equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was minimal for the nine months ended September 30, 2019, as compared to $5,433,000 for the nine months ended September 30, 2018. The decrease in cash provided by financing activities was primarily due to net financing costs during the period for the Company’s financing activities as compared to the net proceeds received by the Company from the April 2018 Offering during the same prior year period.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Notification Letter provided an initial 180-day period to regain compliance, which was extended for a second 180-day period on May 14, 2019. As a result of the extension, we had until November 11, 2019 to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. We failed to regain compliance by that date, and accordingly we expect that Nasdaq will commence delisting proceedings. We plan to appeal Nasdaq’s delisting but we may not be successful in such appeal. If we are unsuccessful in our efforts to remain listed on Nasdaq, our common stock will trade, if at all, on the over-the counter market, such as the OTC Bulletin Board or OTCQX market, which could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

In October 2019, John Barrett, Ph.D., the Company’s Chief Development Officer, resigned from his position with the Company to pursue another opportunity.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Amended and Restated Bylaws of Phio Pharmaceuticals Corp.*

10.1	Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan*

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Chief Financial Officer. *

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer. *

101	The following financial information from the Quarterly Report on Form 10-Q of Phio Pharmaceuticals Corp. for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (2) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018; (3) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018; (4) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018; and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).*

  *      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer

Date: November 12, 2019

