Form 10-K
period 2019-12-31
Phio Pharmaceuticals Corp.
filed 2020-03-26
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 001-36304

PHIO PHARMACEUTICALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-3215903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

257 Simarano Drive, Suite 101, Marlborough, Massachusetts 01752

(Address of principal executive offices and Zip Code)

(508) 767-3861

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class of securities:	Trading Symbol(s):	Name of exchange on which registered:
Common Stock, par value $0.0001	PHIO	The Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 28, 2019, was $9,357,037. Shares of Common Stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2020, the registrant had 2,867,851 shares of Common Stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PHIO PHARMACEUTICALS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “predict,” “could,” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Risks that could cause actual results to vary from expected results expressed in our forward-looking statements include, but are not limited to:

•	our business and operations may be materially and adversely affected by the recent coronavirus outbreak;
•	our product candidates are in an early stage of development and may fail or experience significant delays or may never advance to the clinic, which may materially and adversely impact our business;
•	we are dependent on collaboration partners for the successful development of our adoptive cell therapy product candidates;
•	the approach we are taking to discover and develop novel therapeutics using RNAi may never lead to marketable products;
•	a number of different factors could prevent us from advancing into clinical development, obtaining regulatory approval, and ultimately commercializing our product candidates on a timely basis, or at all;
•	the FDA could impose a unique regulatory regime for our therapeutics;
•	we may be unable to protect our intellectual property rights licensed from other parties; our intellectual property rights may be inadequate to prevent third parties from using our technologies or developing competing products; and we may need to license additional intellectual property from others;
•	we are subject to significant competition and may not be able to compete successfully;
•	if we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business;
•	future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business; and
•	the price of our common stock has been and may continue to be volatile.

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of the foregoing factors, including those identified in this Annual Report on Form 10-K under the heading Risk Factors,” for the reasons described elsewhere in this Annual Report on Form 10-K and in other filings Phio Pharmaceuticals Corp. periodically makes with the Securities and Exchange Commission. Therefore, you should not rely unduly on any of these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K speak as of the date hereof and Phio Pharmaceuticals Corp. does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

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

Our Development Pipeline

The table below sets forth the Company’s stage of development for its programs and product candidates:

The self-delivering nature of our compounds makes INTASYL™ ideally suited for use with adoptive cell transfer (“ACT”) treatments and direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors, or genetically engineered immune cells recognizing tumor neoantigen/neoepitope cells.

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

Phio has developed a product platform based on our INTASYL™ technology that allows easy, precise, rapid, and selective non-genetically modified programming of ACT cells (ex vivo, during manufacturing) and of the TME (in vivo, by local application), resulting in improved immunotherapy.

Adoptive Cell Transfer

ACT includes a number of different types of immunotherapy treatments. These treatments use immune cells, that are grown in a lab to large numbers, followed by administering them to the body to fight the cancer cells. Sometimes, immune cells that naturally recognize a tumor are used, while other times immune cells are modified or “engineered” to make them recognize and kill the cancer cells. There are several types of ACT, including: a.) non-engineered cell therapy in which immune cells are grown from the patient’s tumor or blood, such as tumor infiltrating lymphocytes (“TILs”), or from donor blood or tissue such as natural killer (“NK”) cells, dendritic cells (“DC”) and macrophages, and b.) engineered immune cells that are genetically modified to recognize specific tumor proteins and to remain in an activated state (such as T cell receptor technology (“TCRs”), chimeric antigen receptor (“CAR”) T cells, or CAR-NK cells).

In ACT, immune cells are isolated from patients, donors or retrieved from allogeneic immune cell banks. The immune cells are then expanded and modified before being returned and used to treat the patient. We believe our INTASYL™ compounds are ideally suited to be used in combination with ACT, in order to make these immune cells more effective.

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

Our method introduces an important step in the ex vivo processing of immune cells. This step uses our INTASYL™ technology to reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL™ compounds, we can reduce the expression of immunosuppressive receptors or proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL™ treatment results in potent silencing while maintaining close to 100% transfection efficiency and nearly full cell viability.

One of the main issues with ACT is that the cells are very susceptible to the cancer signals that turn down the immune response and continuous activation of these cells causes them to become exhausted. These factors, among others, may reduce their efficacy and lifespan. A technology that can reprogram the immune cells used in ACT, such as with INTASYL™ technology, is of key interest now in the current immuno-oncology world. In comparison to other technologies available, reprogramming cells with INTASYL™ does not require genetic engineering, its use is not limited to specific cell types and can be easily integrated with cell manufacturing approaches.

We currently have two product candidates that are being developed for use in ACT, PH-762 and PH-804. PH-762, our most advanced program and lead pipeline compound, targets the checkpoint protein PD-1, a checkpoint protein on immune cells. PD-1 normally acts as a type of “off switch” that helps keep the T cells from attacking other cells in the body. T cells are immune cells that protect the body from cancer cells and are important for the activation of immune cells to fight infection. Our second pipeline compound, PH-804, targets the suppressive immune receptor TIGIT, which is a checkpoint protein present on T cells and NK cells.

Data developed in-house and with our collaborators, which include both leading academic centers and corporate institutions, has shown that PH-762 can elicit PD-1 checkpoint blockade by silencing PD-1 receptor expression resulting in enhanced T cell activation and tumor cytotoxicity. We have also shown with studies completed with our collaborators that PH-804 can silence the expression of TIGIT in NK cells and T cells, overcoming their exhaustion and thereby becoming “weaponized.”

Recent data shown by the Company as well as with our collaborators, Iovance Biotherapeutics, Inc. and the Karolinska Institutet, at the 2019 Society for Immunotherapy of Cancer annual meeting further supports the application of INTASYL™ technology in immunotherapy of cancer. PH-762 has shown to silence the expression of checkpoint molecule PD-1 in target human T cells in a potent and durable manner suitable for both ACT and intra-tumoral injection, and increases function of patient derived TILs for ACT. The application of INTASYL™ compounds to novel immuno-oncology targets was shown by the silencing of BRD4, a regulator of gene expression impacting cell differentiation and function, by a BRD4 targeting INTASYL™ compound in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity.

We expect that PH-762 can be ready to enter into the clinic with a partner in ACT therapy in the second half of 2020 and we are developing PH-804 with the aim to enter the clinic with a partner in ACT in 2021.

Tumor Micro-Environment

The TME is the environment that surrounds and feeds a tumor, including normal cells, blood vessels, immune cells and the extracellular matrix. A tumor can change the microenvironment and the microenvironment can affect how a tumor grows and spreads and can create an immunosuppressive microenvironment that inhibits the immune system’s natural ability to recognize and destroy tumor cells. This attracts immunosuppressive cells, induces and activates immune checkpoint expression and excludes and exhausts T cells. Reprogramming different components of the TME may overcome its resistance to immunotherapy.

Such reprogramming of the TME by INTASYL™ compounds through direct local administration into the tumor, could potentially become an important form of (neo)adjuvant therapy. We believe that this will also show that our contributions with our INTASYL™ compounds in immuno-oncology are not limited to use with a cell therapy platform. Additionally, the Company has shown in a clinical setting that its INTASYL™ compounds are safe and well-tolerated following local administration.

Our INTASYL™ compounds being developed for use in ACT, are also being developed for use directly towards the TME, including PH-762 and PH-804. We are also working on other relevant compounds for TME targets, such as PH-790, an INTASYL™ compound targeting PD-L1. PD-L1 is a protein that keeps immune cells from attacking nonharmful cells in the body. If cancer cells have large amounts of PD-L1, this “tricks” the immune system into not recognizing and attacking the tumor. Our approach with PH-790 is to block the PD-L1 protein, which may prevent cancer cells from inactivating T cells and attack the cancer.

Our collaborative research agreement with Gustave Roussy, a leading comprehensive cancer center in France, concentrates on determining the feasibility of our INTASYL™ platform to target the TME via intra-tumoral injection. An in vivo study completed with Gustave Roussy demonstrated that an INTASYL™ compound delivered via intra-tumoral injection showed silencing of gene expression with our INTASYL™ compounds with greater than 90% reduction of the target gene expression in a mouse model of melanoma.

Recent in vivo studies performed by the Company showed that intra-tumoral injections of a mouse version of PH-804 reduced the tumor growth in colorectal carcinoma tumor bearing mice, which was shown to be correlated with the silencing of TIGIT messenger RNA (“mRNA”) expression and an increase in cytotoxic effector T cells in the TME.

The Company expects to move PH-762 for intra-tumoral injection into the clinical development stage in 2021.

Our INTASYL™ Platform

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

The first design of RNAi compounds to be pursued for the development of human therapeutics were short, double-stranded RNAs that included limited modifications, known as small-interfering RNA (“siRNA”). Since the initial discovery of RNAi, drug delivery has been the primary challenge in developing RNAi-based therapeutics. One conventional solution to the delivery problem involves encapsulation of siRNA into a lipid-based particle, such as a liposome, to improve circulation time and cellular uptake. We have developed an alternative approach where delivery and drug-like properties are built directly into the RNAi compound itself. These novel compounds are termed self-delivering RNAi compounds, or INTASYL™.

Our INTASYL™ compounds are hybrid oligonucleotide compounds that the Company believes combines the beneficial properties of both conventional RNAi and antisense technologies. Traditional, single-stranded antisense compounds have favorable tissue distribution and cellular uptake properties. However, they do not have the intracellular potency that is a hallmark of double-stranded RNAi compounds. Conversely, the duplex structure and hydrophilic character of traditional RNAi compounds results in poor tissue distribution and cellular uptake. In an attempt to combine the best properties of both technologies, INTASYL™ compounds have a single-stranded phosphorothioate region, a short duplex region, and contain a variety of nuclease-stabilizing and lipophilic chemical modifications. The combination of these features allows INTASYL™ compounds to achieve efficient spontaneous cellular uptake and potent, long-lasting intracellular activity.

We believe that our next generation INTASYL™ compounds offer significant advantages over siRNAs used by other companies developing RNAi therapeutics, which are highlighted by the following characteristics:

•	Efficient cellular uptake in the absence of a delivery vehicle;

•	Potent RNAi activity;

•	More resistant to nuclease degradation than unmodified oligonucleotides;

•	Ability to suppress long non-coding RNAs, both in cytoplasm and the nucleus;

•	Readily manufactured;

•	Potentially more specific for the target gene; and

•	Reduced immune side effects compared to classic siRNA.

The route by which our INTASYL™ compounds are brought into contact with the body depends on the intended organ or tissue to be treated. Delivery routes can be simplified into two major categories: (1) local, or when a drug is delivered directly to the tissue of interest, and (2) systemic, when a drug accesses the tissue of interest through the circulatory system. The key to therapeutic success with RNAi lies in delivering intact RNAi compounds to the target tissue and the interior of the target cells. To accomplish this, our chemically synthesized INTASYL™ compounds are optimized for stability and efficacy and have unique properties that improve tissue and cell uptake.

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

Patents and Patent Applications

We are actively seeking protection for our intellectual property and are prosecuting a number of patents and pending patent applications covering our compounds and technologies. A combined summary of these patents and patent applications is set forth below in the following table:

	Pending Applications	Issued Patents
United States	24	41
Canada	10	4
Europe	14	45
Japan	12	13
Other Markets	16	9

Our portfolio includes 112 issued patents, 45 of which cover our INTASYL™ platform. There are 16 patent families broadly covering both the composition and methods of use of our self-delivering platform technology and uses of our INTASYL™ compounds targeting immune checkpoint, cellular differentiation and metabolism targets for ex vivo cell-based cancer immunotherapies. These patents are scheduled to expire between 2029 and 2038. Furthermore, there are 71 patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). The patents and any patents that may issue from these pending patent applications will, if issued, be set to expire between 2022 and 2038, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

Option and License Agreements

Medigene AG and the Helmholtz Zentrum München. On March 6, 2020, we entered into a Collaboration and Option Agreement (the “Collaboration Agreement”) with Medigene AG and the Helmholtz Zentrum München (“HMGU”). The Collaboration Agreement expands upon the Company’s outstanding research agreement with HMGU to design and develop novel candidates for the use of INTASYL™ compounds in ACT to enhance immune cell function. Under the Collaboration Agreement, Medigene will contribute expertise regarding clinical development, as well as proprietary research material, and has an option to an exclusive license for the clinical and/or commercial exploitation of the potential immune cell enhancers against certain fee payments.

We have secured exclusive and non-exclusive rights to develop therapeutics by licensing key RNAi technologies and patent rights from third parties. These rights relate to chemistry and configuration of compounds, delivery technologies of compounds to cells and therapeutic targets. As we continue to develop our own proprietary compounds, we continue to evaluate both our in-licensed portfolio as well as the field for new technologies that could be in-licensed to further enhance our intellectual property portfolio and unique position in the RNAi and immuno-oncology space.

Advirna LLC. In September 2011, we entered into an agreement with Advirna, LLC (“Advirna”) pursuant to which Advirna assigned to us its existing patent and technology rights related to the INTASYL™ technology in exchange for our agreement to issue to Advirna common stock equal to 5% of the Company’s fully-diluted shares, pay an annual maintenance fee of $100,000 and pay a one-time milestone payment of $350,000 upon the issuance of the first patent with valid claims covering the assigned technology. The common shares of the Company were issued to Advirna in 2012 upon the completion of the spin-out from our former parent company and the one-time milestone payment was paid in 2014. Additionally, we will be required to pay a 1% royalty to Advirna on any license revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. To date, royalties owed to Advirna under the agreement have been minimal. We also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics and diagnostics.

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

Legacy Dermatology and Ophthalmology Programs

In January 2018, the Company announced that it was exploring strategic alternatives, including a potential sale or out-license, with respect to the Company’s legacy dermatology and ophthalmology programs following the Company’s change in strategic direction to focus solely on immuno-oncology. Due to resource constraints, the Company has significantly reduced its efforts to out-license or sell these programs and does not expect to provide further updates on these assets going forward.

Research and Development

Our research and development expense primarily consists of compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, expenses associated with preclinical and clinical development activities and other operating costs.

Total research and development expense for the years ended December 31, 2019 and 2018 was $4,300,000 and $4,326,000, respectively.

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

A variety of cell-based autologous and allogeneic approaches are being researched and developed, including but not limited to: CAR-T cells, TCR-T cells, Gamma Delta T cells, CAR-NK cells, NK cells, NKT cells and cytotoxic T cells. We believe that competitors in this field include, but are not limited to: Adicet Bio, Inc., Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, Baylor College of Medicine, Bellicum Pharmaceuticals, Inc., bluebird bio, Inc., Celyad S.A., Celgene Corporation, Cell Medica Ltd., Cellectis S.A., Celularity, Inc., CiMaas B.V., CRISPR Therapeutics AG, Fate Therapeutics, Inc., Formula Therapeutics, Inc., Fortress Biotech, Inc., GAIA Biomedicine Inc., Glycostem Therapeutics BV, Immatics Biotechnologies GmbH, Iovance Biotherapeutics, Inc., Intrexon Corporation, Janssen Biotech, Inc., Kite Pharma, Inc.(a Gilead company), Medigene AG, Mustang Bio, Inc., NantKwest, Inc., BioNTech NE, Novartis International AG, Precigen, Inc., Refuge Biotechnologies, Inc., Sorrento Therapeutics, Inc., Tactiva Therapeutics, Inc., TC BioPharm Limited and Ziopharm Oncology, Inc.

A number of technological approaches to modulating gene expression in the field of immuno-oncology have been identified and are being researched and developed, including but not limited to: antisense oligodeoxynucleotides, RNAi, zinc-finger nucleases, transcription activator-like effector nucleases, mRNA, and genetic engineering techniques such as clustered regularly interspaced short palindromic repeats, or CRISPR, and various others. We believe that competitors in this field include, but are not limited to: BioNTech NE, Cellectis S.A., CRISPR Therapeutics AG, Dicerna Pharmaceuticals, Inc., Editas Medicine, Inc., eTheRna immunotherapies NV, Horizon Discovery Group plc, Intellia Therapeutics, Inc., Kymera Therapeutics Inc., miRagen Therapeutics, Inc., Moderna, Inc., Noxxon Pharma N.V., Obsidian Therapeutics, Inc., OliPass Corporation, OncoSec Medical Incorporated, Mateon Therapeutics, Inc., PTC Therapeutics, Inc., Sangamo Therapeutics, Inc., Sirnaomics, Inc., Stemirna Therapeutics Co., Ltd. and Takara Bio Inc.

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

We anticipate that our products will be manufactured by our strategic partners, licensees or other third parties. Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s current good manufacturing practice regulations (“cGMP”), which are regulations that govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Our manufacturers also will be subject to regulation under the Occupational Safety and Health Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act and other applicable environmental statutes. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the cGMP. Our manufacturers will have to continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Employees

As of March 20, 2020, we had eleven full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement nor have we experienced any work stoppages.

Corporate Information

On January 10, 2020, the Board of Directors of the Company approved a 1-for-55 reverse stock split of the Company’s outstanding common stock, which was effected on January 15, 2020. All share and per share amounts have been adjusted to give effect to the reverse stock split.

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

The Company’s website address is http://www.phiopharma.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, as well as our corporate code of ethics and conduct.

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

Risks Relating to Our Business and Industry

Our business and operations may be materially and adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States and Europe. In March 2020, the World Health Organization declared the outbreak a pandemic. The coronavirus pandemic is affecting the United States and global economies. If the outbreak continues to spread, it may affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies. We may need to limit operations or implement limitations, and may experience limitations in employee resources. There are risks that it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity and the Company’s ability to complete its preclinical studies on a timely basis, or at all. For instance, our preclinical and clinical may be temporarily delayed or paused, and the operations of our contracted third parties may be significantly delayed as well. The ultimate impact of coronavirus is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or preclinical and clinical trial activities or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

Our product candidates are in an early stage of development and may fail or experience significant delays or may never advance to the clinic, which may materially and adversely impact our business.

All of our pipeline programs are in preclinical development and our future success heavily depends on the successful development of our INTASYL™ product candidates, which may never occur. These product candidates could be delayed, not advance into the clinic or unexpectedly fail at any stage of development. Before we can commence clinical trials for a product candidate, we must conduct extensive preclinical and other non-clinical tests in order to support an IND application, including IND-enabling good laboratory practice (“GLP”) toxicology studies, in the United States or their equivalents with regulatory authorities in other jurisdictions. Preclinical studies and clinical trials are expensive, difficult to design and can take many years. There is no assurance that we will be able to successfully develop our product candidates, and we may focus our efforts and resources on product candidates that may prove to be unsuccessful.

We cannot be certain of the outcome of preclinical testing and clinical studies and results from these studies may not predict the results that will be obtained in later phase trials of our product candidates. Even if we are able to complete our preclinical studies and planned clinical trials in line with our projected timelines, results from such studies and trials may be not replicated in subsequent preclinical studies or clinical trial results. Additionally, such studies may be delayed due to events beyond our control including as a result of natural disasters, epidemics or pandemic outbreaks such as the novel coronavirus. Further, the FDA, or equivalent regulatory authority, may not accept the results of our preclinical studies or proposed clinical study designs and may require the Company to complete additional preclinical studies or impose stricter approval conditions than we expect. As a result, we cannot guarantee that we will be able to submit INDs, or similar applications, within our projected timelines, if at all, or that the FDA, or similar regulatory authorities, will allow us to commence clinical trials.

We are dependent on collaboration partners for the successful development of our adoptive cell therapy product candidates.

We are not a cell company and expect to depend on third-party collaborators to support the clinical development of our ACT product candidates. We have entered into research agreements with our academic and industry collaborators, each of which is terminable by the relevant party at any time, subject to applicable notice periods. We may not be successful in negotiating agreements with these collaborators to continue the development and commercialization of our ACT product candidates through collaborations such as joint development or licensing agreements. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies, the quality of preclinical data that we have generated, the perceived risks specific to developing our product candidates and our partners’ own strategic and corporate objectives. If we fail to negotiate these agreements, we may not be able commence clinical trials with our ACT product candidates or we may be required to obtain licenses from third-party cell companies and our business, financial condition, results of operations and prospects could be materially and adversely affected.

We rely upon third-party relationships to conduct preclinical studies, and any future clinical trials, for our product candidates and may not be able to establish or maintain the third-party relationships that are necessary to support their development.

We depend upon third-party contract research organizations (“CROs”), medical institutions, clinical investigators, consultants and other third parties to support our preclinical research efforts such as through managing and conducting research studies, formulating our product candidates and manufacturing our product candidates and expect to rely on the same for our future clinical trials. Because we rely on these third parties, we cannot necessarily control the timing, quality of work or amount of resources that our contract partners will devote to these activities and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements. Furthermore, we compete with many other companies for the resources of these third parties, some of which may be our competitors, and may detract from our programs. Additionally, our contracted CROs and other third parties we rely upon may be impacted by the coronavirus outbreak, resulting in delays or interruptions, If these third parties do not successfully carry out their responsibilities, as well as within a timely fashion, our preclinical and clinical development may be delayed, unsuccessful or otherwise adversely affected.

We cannot guarantee that we will be able to successfully negotiate agreements with or maintain relationships with these third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to develop, formulate, manufacture, obtain regulatory approval(s) or commercialize our product candidates. The third parties whom we rely on generally may terminate their agreements with us at any time, subject to applicable notice periods, and we may not be able to readily terminate any such agreements with contract partners even if such partners do not fulfill their obligations to us. If we have to enter into alternative arrangements it may delay or adversely affect the development of our product candidates and our business operations.

We rely upon third parties for the manufacture of our product candidates.

We rely on third party suppliers and manufacturers to provide us with the materials and services to manufacture our INTASYL™ compounds and product candidates for certain of our preclinical research and expect that we will rely on them for our future clinical trials. While we do have in-house expertise and capacity to manufacture our INTASYL™ compounds, we do not own or lease manufacturing facilities or have our own supply source for the required materials. Accordingly, we will be dependent upon third party suppliers and our contract manufacturers to obtain supplies, and we will need to either develop, contract for, or otherwise arrange for the necessary manufacturers for these supplies. If for any reason we are unable to obtain the supplies for our INTASYL™ compounds from our current manufacturer, we would have to seek to obtain it from another major manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all.

Although we have used multiple contract manufacturers, we currently contract with only one manufacturer for the supply of our clinical product candidates. There is no assurance that our supply of our clinical drug product will not be limited, interrupted, of satisfactory quality or be available at acceptable prices. If for any reason we are unable to obtain the clinical supply of our product candidates from our current manufacturer, we would have to seek to contract with another major manufacturer. While we believe that we currently have sufficient supply of our PH-762 product candidate for our planned preclinical and clinical studies, some of our other product candidates or the materials contained therein, may come from facilities in areas impacted by the coronavirus, which may result in delays or shortages due to ongoing efforts to address the outbreak. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our clinical product candidates or, if we obtain regulatory approval, to commercialize them.

The FDA, or equivalent regulatory authority, governs the manufacturing process for product candidates and will inspect the facilities at which the product manufactured. Approval of the product will not occur unless the manufacturing facilities are in compliance with the FDA’s cGMP regulations, or equivalent foreign authority. If our suppliers or manufacturers do not comply with the FDA or foreign regulations for our product candidates, we may experience delays in timing or supply, be forced to manufacture our product candidates ourselves or seek to enter contract with another supplier or manufacturer. If we are required to switch suppliers or manufacturers, we will be required to verify that the new supplier or manufacturer maintains facilities and processes in line with cGMP regulations, which may result in delays, additional expenses, and may have a material adverse effect on our ability to complete the development of our product candidates.

Natural disasters, epidemic or pandemic disease outbreaks, trade wars, political unrest or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators or other third parties with whom we conduct business now or in the future.

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the recent novel coronavirus outbreak), trade wars, political unrest or other events could disrupt our business or operations or those of our manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. For example, Massachusetts recently ordered most businesses closed, mandating work-from-home arrangements, where feasible, in response to the coronavirus pandemic. These limitations could negatively affect our business operations and continuity, and could negatively impact our development timelines and ability to timely perform basic business functions, including making SEC filings and preparing financial reports. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business.

The approach we are taking to discover and develop novel therapeutics using RNAi may never lead to marketable products.

Our research and development efforts and our future success is based on our INTASYL™ technology platform. We plan to develop our INTASYL™ products for the treatment of cancer to be delivered via direct injection for use intratumorally and with ACT by isolating immune cells from patients, treating the cells ex vivo and then returning them to the patient for treatment. We believe that our INTASYL™ compounds may offer a new treatment option to current standards of care, such as antibodies, and potentially with a more cost-effective approach. Successful development of our INTASYL™ compounds by us, or by our collaborative partners, is highly uncertain and depends on a number of factors, many of which are beyond our control. The scientific research used to support our efforts and approach to developing RNAi therapeutics is limited. Decisions made by the Company to advance the development of our pipeline, including those related to our technology or manufacturing processes, may show to be incorrect based on further work by us or our collaborators.

The use of RNAi is a relatively new scientific discovery and the scientific evidence to support the feasibility of developing drugs based on these discoveries, or INTASYL™, is limited. Therefore, it is difficult to accurately predict challenges we may face with our product candidates as they move through the discovery, preclinical and clinical development stages. We may spend large amounts of money trying to develop our INTASYL™ technology and may never succeed in doing so. In addition, our research methodology by be unsuccessful in identifying product candidates and results from preclinical and clinical studies may not predict the results that will be obtained in later phase trials of our product candidates or our product candidates may interact with patients in unforeseen or harmful ways that may make it impractical to manufacture, market or receive regulatory approval. If we are not successful in bringing an INTASYL™ product candidate to market, it could negatively impact our business and financial condition and we may not be able to identify and successfully implement an alternative product development strategy.

A number of different factors could prevent us from advancing into clinical development, obtaining regulatory approval, and ultimately commercializing our product candidates on a timely basis, or at all.

Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and successful clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before human clinical trials may commence, we must submit to the FDA an IND application. An IND application involves the completion of preclinical studies and the submission of the results, together with proposed clinical protocols, manufacturing information, analytical data and other data in the IND submission. The FDA may require us to complete additional preclinical studies or disagree with our clinical trial study design. Also, animal models may not exist for some of the disease areas we choose to develop our INTASYL™ product candidates for. As a result, our clinical trials may be delayed or we may be required to incur more expense than we anticipated.

Clinical trials require the review and oversight of IRBs, which approve and continually review clinical investigations and protect the rights and welfare of human subjects. Before our clinical trials can begin, we must also submit to the FDA a clinical protocol accompanied by the approval of the IRB at the institution(s) participating in the clinical trial. An inability or delay in obtaining IRB approval could prevent or delay the initiation and completion of our clinical trials, and the FDA may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB review and approval.

Clinical trials of a new drug candidate require the enrollment of a sufficient number of subjects, including subjects who are suffering from the disease or condition the drug candidate is intended to treat and who meet other eligibility criteria. Rates of subject enrollment are affected by many factors, and delays in subject enrollment can result in increased costs and longer development times.

Clinical testing is lengthy and expensive, and its outcome is highly uncertain. Historical failure rates are high due to number of factors, such as safety and efficacy of drug candidates. We, our collaborators, the FDA, or an IRB may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

An additional number of factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•	Delays in filing or acceptance of initial drug applications for our product candidates;

•	Difficulty in securing centers to conduct clinical trials;

•	Conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	Problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies;

•	Difficulty in enrolling subjects in conformity with required protocols or projected timelines;

•	Third-party contractors failing to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner;

•	Our drug candidates having unexpected and different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways;

•	The need to suspend or terminate clinical trials if the participants are being exposed to unacceptable health risks;

•	Insufficient or inadequate supply or quality of our drug candidates or other necessary materials necessary to conduct our clinical trials;

•	Effects of our drug candidates not having the desired effects or including undesirable side effects or the drug candidates having other unexpected characteristics;

•	The cost of our clinical trials being greater than we anticipate;

•	Negative or inconclusive results from our clinical trials or the clinical trials of others for similar drug candidates or inability to generate statistically significant data confirming the efficacy of the product being tested;

•	Changes in the FDA’s requirements for testing during the course of that testing;

•	The impact from the recent coronavirus outbreak;

•	Reallocation of our limited financial and other resources to other clinical programs; and

•	Adverse results obtained by other companies developing similar drugs.

A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Preliminary observations made in early stages of clinical trials with small numbers of subjects are inherently uncertain and initial clinical trial results are not necessarily indicative of results that will be obtained when full data sets are analyzed or in subsequent clinical trials. Because of these factors, it is difficult to predict the time and cost of the development of our product candidates. Any delay or failure in obtaining required approvals may prevent us from completing our preclinical or clinical studies and could have a material adverse effect on our ability to initiate or commercialize any drug candidate on a timely basis, or at all.

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

We are dependent on the success of our product candidates and even if we complete the necessary preclinical and clinical studies, we may not receive or be delayed in receiving regulatory approval and as a result, we will not be able to commercialize or will be delayed in commercializing our product candidates.

We have no commercial products and currently generate no revenue from product sales and may never be able to develop marketable products. The FDA or similar foreign governmental agencies must approve our products in development before they can be marketed. We, and any of our collaborators, must demonstrate and establish our product candidate’s safety, purity and effectiveness to patients through extensive clinical trials before we can submit an NDA or BLA to the FDA for approval. Even if we complete the necessary preclinical and clinical studies, it is possible that none of the product candidates that we may attempt to develop will obtain the appropriate regulatory approvals needed to begin selling them or they may be subject to limitations on the indicated uses for which we may market the product.

The process for obtaining FDA and other approval is both time consuming and costly, with no certainty of a successful outcome, and can often take years following the commencement of clinical trials, depending on the complexity of the drug candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. The FDA has substantial discretion in the approval process and may deny our application, may decide our data is insufficient or require additional information from us regarding our current or planned clinical trials at any time, and such information may be costly to provide or cause potentially significant delays in development. Any changes in marketing approval policies or regulatory statutes and regulations during product development, trials and the review process, may cause delays in the approval of an application. There is no assurance that we will be able to successfully develop any of our product candidates, and we may spend large amounts of money trying to resolve these issues and may never succeed in doing so.

We have no experience in filing the applications necessary to obtain marketing approval and expect that we and need to rely on CROs and regulatory consultants to assist us with this process. Regulatory approval also requires the submission about the product manufacturing process and inspection of the manufacturing facilities, to the relevant regulatory authority. Any product candidates we develop may not be effective, may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

If we experience delays or fail to obtain marketing approval for any of our product candidates that we may develop, we would be prevented from being able to commercialize our product candidates and our commercial prospects and ability to generate revenues may be materially impaired.

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

Even if we receive regulatory approval for a product candidate, we may not generate or sustain revenues from sales of the product. The product candidates that we are developing are based on new technologies and therapeutic approaches, which are largely unproven. Additionally, RNAi products do not readily cross the so-called blood brain barrier, are rapidly eliminated from circulating blood and, for various applications, are likely to require injection or implantation, which will make them less convenient to administer than drugs administered orally. Key participants in the pharmaceutical marketplace, such as physicians, medical professionals working in large reference laboratories, public health laboratories and hospitals, third-party payors and consumers may not accept products intended to improve therapeutic results based on our technologies. For example, RNAi products may be more expensive to manufacture than traditional small molecule drugs, which may make them costlier than competing small molecule drugs. As a result, it may be more difficult for us to convince the medical community and third-party payors to accept and use our products or to provide favorable reimbursement. If medical professionals working with large reference laboratories, public health laboratories and hospitals choose not to adopt and use our technologies, our products may not achieve broader market acceptance.

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

Our competitors also compete with us in acquiring technologies complementary to our INTASYL™ technology. We may face competition with respect to product efficacy and safety, ease of use and adaptability to modes of administration, acceptance by physicians, timing and scope of regulatory approvals, reimbursement coverage, price and patent position, including dominant patent positions of others. If we are not able to successfully obtain regulatory approval or commercialize our product candidates, we may not be able to establish market share and generate revenues from our technology.

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

We believe that our existing cash at December 31, 2019, and the proceeds received from our capital raises completed in February 2020, will be sufficient to fund our currently planned operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed. However, we have generated significant losses to date, have not generated any product revenue and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through drug development and the regulatory process. In the future, we may need to issue equity or incur debt in order to fund our planned expenditures, as well as to make acquisitions and other investments. We cannot assure you that equity or debt financing will be available to us on acceptable terms, or at all. If we cannot, or are limited in the ability to, issue equity, incur debt or enter into strategic collaborations, we may be unable to fund the discovery and development of our product candidates, address gaps in our product offerings or improve our technology.

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

Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. If these conditions in the capital markets continue for an extended period of time it may impact our ability to raise capital. If we fail to obtain additional funding when needed, we may ultimately be unable to continue to develop and potentially commercialize our product candidates, and we may be forced to scale back or terminate our operations or seek to merge with or be acquired by another company.

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

The stock markets, in general, and the markets for drug delivery and pharmaceutical company stocks, in particular, have experienced extreme volatility, particularly in response to the coronavirus outbreak, that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the limited trading volume of our stock may contribute to its volatility.

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

On December 17, 2013, and subsequent amendment on January 22, 2019, we entered into a lease (the “Lease”) with 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC to lease office and laboratory space in the building known as the “Main Building” located at 257 Simarano Drive, Marlborough, Massachusetts, covering approximately 7,581 square feet. The premises are used by the Company for office and laboratory space. The term of the Lease commenced on April 1, 2014 and expires on March 31, 2024, for a total of a ten year lease term. The base rent for the premises is $124,865 per annum, payable on a monthly basis. Each year thereafter, the base rent shall increase by approximately 3% over the base rent from the prior year. With six months’ advance notice, either party may terminate the lease on March 31, 2021, paying the non-terminating party six months’ rent as a penalty or on March 31, 2022, paying the non-terminating party three months’ rent as a penalty.

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

Holders

At March 20, 2020, there were approximately 18 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We have never paid any cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, for use in our development activities and the operation of our business. The payment of any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors that our Board of Directors may deem relevant.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not repurchase any shares of our common stock during the years ended December 31, 2019 or 2018.

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

The self-delivering nature of our compounds makes INTASYL™ ideally suited for use with adoptive cell transfer (“ACT”) treatments and direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors, or genetically engineered immune cells recognizing tumor neoantigen/neoepitope cells.

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

Phio has developed a product platform based on our INTASYL™ technology that allows easy, precise, rapid, and selective non-genetically modified programming of ACT cells (ex vivo, during manufacturing) and of the TME (in vivo, by local application), resulting in improved immunotherapy.

Adoptive Cell Transfer

ACT includes a number of different types of immunotherapy treatments. These treatments use immune cells, that are grown in a lab to large numbers, followed by administering them to the body to fight the cancer cells. Sometimes, immune cells that naturally recognize a tumor are used, while other times immune cells are modified or “engineered” to make them recognize and kill the cancer cells. There are several types of ACT, including: a.) non-engineered cell therapy in which immune cells are grown from the patient’s tumor or blood, such as tumor infiltrating lymphocytes (“TILs”), or from donor blood or tissue such as natural killer (“NK”) cells, dendritic cells (“DC”) and macrophages, and b.) engineered immune cells that are genetically modified to recognize specific tumor proteins and to remain in an activated state (such as T cell receptor technology (“TCRs”), chimeric antigen receptor (“CAR”) T cells, or CAR-NK cells).

In ACT, immune cells are isolated from patients, donors or retrieved from allogeneic immune cell banks. The immune cells are then expanded and modified before being returned and used to treat the patient. We believe our INTASYL™ compounds are ideally suited to be used in combination with ACT, in order to make these immune cells more effective.

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

Our method introduces an important step in the ex vivo processing of immune cells. This step uses our INTASYL™ technology to reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL™ compounds, we can reduce the expression of immunosuppressive receptors or proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL™ treatment results in potent silencing while maintaining close to 100% transfection efficiency and nearly full cell viability.

One of the main issues with ACT is that the cells are very susceptible to the cancer signals that turn down the immune response and continuous activation of these cells causes them to become exhausted. These factors, among others, may reduce their efficacy and lifespan. A technology that can reprogram the immune cells used in ACT, such as with INTASYL™ technology, is of key interest now in the current immuno-oncology world. In comparison to other technologies available, reprogramming cells with INTASYL™ does not require genetic engineering, its use is not limited to specific cell types and can be easily integrated with cell manufacturing approaches.

We currently have two product candidates that are being developed for use in ACT, PH-762 and PH-804. PH-762, our most advanced program and lead pipeline compound, targets the checkpoint protein PD-1, a checkpoint protein on immune cells. PD-1 normally acts as a type of “off switch” that helps keep the T cells from attacking other cells in the body. T cells are immune cells that protect the body from cancer cells and are important for the activation of immune cells to fight infection. Our second pipeline compound, PH-804, targets the suppressive immune receptor TIGIT, which is a checkpoint protein present on T cells and NK cells.

Data developed in-house and with our collaborators, which include both leading academic centers and corporate institutions, to date has shown that PH-762 can elicit PD-1 checkpoint blockade by silencing PD-1 receptor expression resulting in enhanced T cell activation and tumor cytotoxicity. We have also shown with studies completed with our collaborators that PH-804 can silence the expression of TIGIT in NK cells and T cells, overcoming their exhaustion and thereby becoming “weaponized.”

Recent data shown by the Company as well as with our collaborators, Iovance Biotherapeutics, Inc. and the Karolinska Institutet, at the 2019 Society for Immunotherapy of Cancer annual meeting further supports the application of INTASYL™ technology in immunotherapy of cancer. PH-762, our most advanced program, has shown to silence the expression of checkpoint molecule PD-1 in target human T cells in a potent and durable manner suitable for both ACT and intra-tumoral injection, and increases function of patient derived TILs for ACT. The application of INTASYL™ compounds to novel immuno-oncology targets was shown by the silencing of BRD4, a regulator of gene expression impacting cell differentiation and function, by a BRD4 targeting INTASYL™ compound in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity.

Tumor Micro-Environment

The TME is the environment that surrounds and feeds a tumor, including normal cells, blood vessels, immune cells and the extracellular matrix. A tumor can change the microenvironment and the microenvironment can affect how a tumor grows and spreads and can create an immunosuppressive microenvironment that inhibits the immune system’s natural ability to recognize and destroy tumor cells. This attracts immunosuppressive cells, induces and activates immune checkpoint expression and excludes and exhausts T cells. Reprogramming different components of the TME may overcome its resistance to immunotherapy.

Such reprogramming of the TME by INTASYL™ compounds through direct local administration into the tumor, could potentially become an important form of (neo)adjuvant therapy. We believe that this will also show that our contributions with our INTASYL™ compounds in immuno-oncology are not limited to use with a cell therapy platform. Additionally, the Company has shown in a clinical setting that its INTASYL™ compounds are safe and well-tolerated following local administration.

Our INTASYL™ compounds being developed for use in ACT, are also being developed for use directly towards the TME, including PH-762 and PH-804. We are also working on other relevant compounds for TME targets, such as PH-790, an INTASYL™ compound targeting PD-L1. PD-L1 is a protein that keeps immune cells from attacking nonharmful cells in the body. If cancer cells have large amounts of PD-L1, this “tricks” the immune system into not recognizing and attacking the tumor. Our approach with PH-790 is to block the PD-L1 protein, which may prevent cancer cells from inactivating T cells and attack the cancer.

Our collaborative research agreement with Gustave Roussy, a leading comprehensive cancer center in France, concentrates on determining the feasibility of our INTASYL™ platform to target the TME via intra-tumoral injection. An in-vivo study completed with Gustave Roussy demonstrated that an INTASYL™ compound delivered via intra-tumoral injection showed silencing of gene expression with our INTASYL™ compounds with greater than 90% reduction of the target gene expression in a mouse model of melanoma.

Recent in vivo studies performed by the Company showed that intra-tumoral injections of a mouse version of PH-804 reduced the tumor growth in colorectal carcinoma tumor bearing mice, which was shown to be correlated with the silencing of TIGIT mRNA expression and an increase in cytotoxic effector T cells in the TME.

Corporate Information

On January 10, 2020, the Board of Directors of the Company approved a 1-for-55 reverse stock split of the Company’s outstanding common stock, which was effected on January 15, 2020. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our financial statements.

Research and Development Expenses

We are required to estimate our accrued research and development expenses, of which a significant portion related to third party providers the Company has contracted with to perform various preclinical and clinical activities on our behalf for the continued development of our product candidates. This process includes reviewing open contracts and purchase orders, estimating the service performed and the associated cost incurred for research and development services not yet billed or otherwise notified of actual cost. Examples of estimated accrued expenses related to research and development expenses include fees connected with clinical trial sites, third-party clinical research organizations and other preclinical and clinical-related activities and include such items as subject-related fees, laboratory work, investigator fees and analysis costs.

Research and development expenses are charged to expense as incurred. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses and expensed when the service has been performed or when the goods have been received. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed the Company with respect to services provided and/or materials that it has received. The financial terms of these contracts are subject to negotiation, vary from provider to provider and may result in uneven payment flows. There may be instances in which payments made to our vendors exceed the level of services provided and result in a prepayment of the expense. In other instances, payment depends on factors such as the successful completion of the enrollment of subjects or milestones.

Accruals and expenses are recorded during the period incurred based on such estimates and assumptions as expected cost, passage of time over which services will be performed, the level of effort to be expended in each period, the achievement of milestones and adjustment accordingly. Estimates of our research and development accruals are assessed on a quarterly basis based on the facts and circumstances known to us at that time and other information available to us. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors. We periodically confirm the accuracy of the estimates with our third party contractors and make adjustments, if necessary. Actual results may differ from these estimates and could have a material impact on our reported results. Our historical accrual estimates have not been materially different from our actual costs. Due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the conduct of our preclinical or clinical activities.

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

We determine the fair value of restricted stock and restricted stock units based on the fair value of our common stock on the date of grant. We estimate the fair value of our stock option using the Black-Scholes option pricing model, which requires us to develop subjective estimates to be used in calculating the grant date fair value of stock options. The use of the model requires us to make estimates of highly subjective assumptions, such as expected stock price volatility and the estimated expected term of each award.

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

Leases

In connection with our adoption on January 1, 2019, the Company follows the provisions of the FASB ASC 842, “Leases” (“ASC 842”). At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and recognizes the classification of the lease as operating or financing. At the commencement date of the lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The Company has elected not to recognize leases with a term less than one year on the balance sheet.

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

Our research and development programs are focused on the development of the next generation of immuno-oncology therapeutics based on INTASYL™ therapeutic platform. Since we commenced operations, research and development has composed a significant portion of our total operating expenses and is expected to compose the majority of our spending for the foreseeable future.

There are risks in any new field of drug discovery that preclude certainty regarding the successful development of a product. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any product candidate. Our inability to make these estimates results from the uncertainty of numerous factors, including but not limited to:

•	Our ability to advance product candidates into preclinical research and clinical trials;

•	The scope and rate of progress of our preclinical programs and other research and development activities;

•	The scope, rate of progress and cost of any clinical trials we commence;

•	The cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	Clinical trial results;

•	The terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	The cost and timing of regulatory approvals;

•	The cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	The cost and timing of establishing sales, marketing and distribution capabilities;

•	The effect of competing technological and market developments; and

•	The effect of government regulation and insurance industry efforts to control healthcare costs through reimbursement policy and other cost management strategies.

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

Other Income, net

Other income consists primarily of interest income and expense and various income or expense items of a non-recurring nature.

Results of Operations

The following data summarizes our results of operations for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
	2019	2018	Change
Revenues	$21	$138	$(117)
Operating expenses	9,008	7,502	1,506
Operating loss	(8,987)	(7,364)	(1,623)
Net loss	$(8,908)	$(7,360)	$(1,548)

Comparison of the Years Ended December 31, 2019 and 2018

Revenues

The following table summarizes our total revenues, for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
	2019	2018	Change
Revenues	$21	$138	$(117)

Revenues for the years ended December 31, 2019 and 2018 related to the work performed by the Company as a sub-awardee under the government grant issued to our collaborator BioAxone Biosciences, Inc. from the National Institute of Neurological Disorders and Stroke. The grant provided funding for the development of a novel INTASYL™ compound, BA-434, that targets PTEN for the treatment of spinal cord injury. Work performed by the Company as a sub-awardee under the grant was completed during the first quarter of 2019.

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
	2019	2018	Change
Research and development	$4,300	$4,326	$(26)
General and administrative	4,708	3,176	1,532
Total operating expenses	$9,008	$7,502	$1,506

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019 decreased less than 1% compared with the year ended December 31, 2018. Overall, research and development expenses were consistent year over year which was driven in part by the reduction in the Company’s legacy clinical trial-related fees as these trials ended in 2018 offset by the increase in the use of third-party CROs to support the Company’s preclinical immuno-oncology research during 2019.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 increased 48% compared with the year ended December 31, 2018, primarily due to professional fees for legal related expenses, recruiting fees to support employee hiring activities and increased proxy-related fees as a result of the Company’s annual and special stockholder meetings held in 2019 as compared to the prior year period.

Liquidity and Capital Resources

On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2017 Purchase Agreement. To date, the Company has sold 9,000 shares of common stock to LPC for net proceeds of $1,602,000. The Company has approximately $13,300,000 remaining under the 2017 Purchase Agreement, which expires on April 1, 2020.

On August 7, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $10,000,000 in shares of the Company’s common stock over the 30-month term of the 2019 Purchase Agreement, subject to certain limitations and conditions. The 2019 Purchase Agreement initially limits the Company’s issuance of shares of common stock to LPC to 19.99% of the Company’s shares outstanding on the date of the 2019 Purchase Agreement unless stockholder approval is obtained to issue more than such amount or the average price of all sales under the 2019 Purchase Agreement exceed certain amounts as set forth in the 2019 Purchase Agreement. To date, no shares of common stock have been sold to LPC under the 2019 Purchase Agreement.

On February 6, 2020, the Company closed a registered direct offering of 197,056 shares of the Company’s common stock at a purchase price of $8.705 and in a concurrent private placement, sold warrants to purchase an aggregate of 197,056 shares of the Company’s common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $8.71 per share (the “February 2020 Registered Offering”). Net proceeds to the Company from the February 2020 Registered Offering are estimated to be $1,400,000 after deducting placement agent fees and offering expenses.

On February 13, 2020, the Company closed an underwritten public offering of 993,633 shares of the Company’s common stock and pre-funded warrants (the “2020 Pre-Funded Warrants”) to purchase an aggregate of 1,006,367 shares of the Company’s common stock (the “February 2020 Underwritten Offering”). The 2020 Pre-Funded Warrants were immediately exercisable at an exercise price per share of $0.001. Each share of common stock or 2020 Pre-Funded Warrant, as applicable, was sold as a unit with a warrant to purchase one share of common stock at an exercise price of $4.00 per share. The combined public offering price was $4.00 per common stock unit or $3.999 per 2020 Pre-Funded Warrant unit. Net proceeds from the February 2020 Underwritten Offering are estimated to be $7,000,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

We had cash of $6,934,000 as of December 31, 2019, compared with $14,879,000 as of December 31, 2018. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. If these conditions in the capital markets continue for an extended period of time it may impact our ability to raise capital. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. We believe that our existing cash and the proceeds from the Company’s February 2020 Registered Offering and February 2020 Underwritten Offering, should be sufficient to fund operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed.

Cash Flow

The following table summarizes our cash flows for the periods indicated, in thousands:

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(8,645)	$(7,520)
Net cash used in investing activities	(72)	(5)
Net cash provided by financing activities	772	18,823
Net (decrease) increase in cash and restricted cash	$(7,945)	$11,298

Net Cash Flow from Operating Activities

Net cash used in operating activities was $8,645,000 for the year ended December 31, 2019, compared with $7,520,000 for the year ended December 31, 2018. The increase of $1,125,000 was primarily attributable to an increase in net loss as result of the increase in the Company’s operating expenses as compared with the prior year, as discussed above, partially offset by a reduction in cash used for working capital.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $72,000 for the year ended December 31, 2019, compared with $5,000 for the year ended December 31, 2018. The increase was related to the purchase of office and lab equipment as compared with the prior year period.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $772,000 for the year ended December 31, 2019, compared with $18,823,000 for the year ended December 31, 2018. The decrease was primarily due to the timing and amount of capital raise activity completed by the Company during fiscal year 2019 as compared with fiscal year 2018.

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

Stockholders and Board of Directors

Phio Pharmaceuticals Corp.

Marlborough, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Phio Pharmaceuticals Corp. (the “Company”) and subsidiary as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases (ASC 842).

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

Boston, Massachusetts

March 26, 2020

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Years Ended December 31,
	2019	2018
ASSETS
Current assets:
Cash	$6,934	$14,879
Restricted cash	50	50
Prepaid expenses and other current assets	316	221
Total current assets	7,300	15,150
Right of use asset	511	–
Property and equipment, net of accumulated depreciation of $1,048 and $981, in 2019 and 2018, respectively	210	172
Other assets	18	–
Total assets	$8,039	$15,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$809	$550
Accrued expenses and other current liabilities	964	1,194
Lease liability	107	–
Total current liabilities	1,880	1,744
Lease liability, net of current portion	411	–
Total liabilities	2,291	1,744
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 669,433 and 342,578 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1	–
Additional paid-in capital	100,566	99,489
Accumulated deficit	(94,819)	(85,911)
Total stockholders’ equity	5,748	13,578
Total liabilities and stockholders’ equity	$8,039	$15,322

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Revenues	$21	$138
Operating expenses:
Research and development	4,300	4,326
General and administrative	4,708	3,176
Total operating expenses	9,008	7,502
Operating loss	(8,987)	(7,364)
Total other income, net	79	4
Loss before income taxes	(8,908)	(7,360)
Provision for income taxes	–	–
Net loss	$(8,908)	$(7,360)
Net loss per share:
Basic and diluted	$(19.33)	$(57.46)
Weighted average shares: basic and diluted	460,809	128,085

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	44,181	$–	$80,384	$(78,551)	$1,833
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement	7,910	–	1,312	–	1,312
Issuance of common stock and warrants in connection with registered direct offering and private placement, net of offering costs of $690	27,465	–	4,210	–	4,210
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs of $1,630	67,740	–	13,193	–	13,193
Issuance of common stock upon the exercise of pre-funded warrants	191,532	–	105	–	105
Issuance of common stock under employee stock purchase plan	53	–	3	–	3
Issuance of restricted stock	3,697	–	–	–	–
Stock-based compensation expense	–	–	282	–	282
Net loss	–	–	–	(7,360)	(7,360)
Balance at December 31, 2018	342,578	–	99,489	(85,911)	13,578
Issuance of common stock upon the exercise of pre-funded warrants	130,338	–	72	–	72
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement	9,090	–	(58)	–	(58)
Issuance of restricted stock	4,419	–	–	–	–
Issuance of common stock under employee stock purchase plan	36	–	1	–	1
Issuance of common stock in connection with registered direct public offering, net of offering costs of $234	181,818	1	765	–	766
Issuance of common stock upon vesting of restricted stock units	1,154	–	(3)	–	(3)
Stock-based compensation expense	–	–	300	–	300
Net loss	–	–	–	(8,908)	(8,908)
Balance at December 31, 2019	669,433	$1	$100,566	$(94,819)	$5,748

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,908)	$(7,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	67	81
Non-cash lease expense	109	–
Non-cash stock-based compensation expense	300	282
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(113)	(2)
Accounts payable	259	39
Accrued expenses and other liabilities	(257)	(560)
Lease liability	(102)	–
Net cash used in operating activities	(8,645)	(7,520)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(72)	(5)
Net cash used in investing activities	(72)	(5)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	708	18,715
Payment of taxes for net share settled restricted stock unit issuances	(3)	–
Proceeds from the issuance of common stock upon exercise of pre-funded warrants	72	105
Proceeds from the issuance of common stock in connection with the employee stock purchase plan	1	3
Payments for capital lease obligations less than one year	(6)	–
Net cash provided by financing activities	772	18,823
Net (decrease) increase in cash and restricted cash	(7,945)	11,298
Cash and restricted cash at the beginning of period	14,929	3,631
Cash and restricted cash at the end of period	$6,984	$14,929
Supplemental disclosure of non-cash investing and financing activities:
Right of use asset obtained in exchange for operating lease liability	$620	$–
Purchase of equipment through short-term financing lease included in accrued expenses and other current liabilities	$33	$–

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

Reverse Stock Split

Effective January 15, 2020, the Company completed a 1-for-55 reverse stock split of the Company’s outstanding common stock. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Unless otherwise noted, shares of common stock issued and outstanding, shares underlying warrants and stock awards, shares reserved, conversion price of convertible securities, exercise prices of warrants and stock awards and loss per share have been proportionately adjusted to reflect the reverse stock split. The reverse stock split did not reduce the number of authorized shares of the Company’s common stock or preferred stock.

Principles of Consolidation

The consolidated financial statements include the accounts of Phio and its wholly owned subsidiary, MirImmune, LLC. All material intercompany accounts have been eliminated in consolidation.

Uses of Estimates in Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis we evaluate our estimates and base our estimates on historical experience and other relevant assumptions that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates. The areas subject to significant estimates and judgement include, among others, those related to fair value of equity awards, research and development expenses, right of use lease assets, the fair value of financial instruments, useful lives of property and equipment, income taxes, and our valuation allowance on our deferred tax assets.

Restricted Cash

Restricted cash consists of certificates of deposit held by financial institutions as collateral for the Company’s corporate credit cards.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances in several accounts with a financial institution that management believes is creditworthy, which at times are in excess of federally insured limits. The Company has established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity.

Leases

In connection with the adoption on January 1, 2019, the Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”). At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and recognizes the classification of the lease as operating or financing. At the commencement date of the lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term.

The Company has elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components. The Company has also elected not to recognize leases with a term less than one year on the balance sheet.

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

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $67,000 and $81,000, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever an event occurs or change in circumstances that the related carrying amounts may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The Company believes no impairment existed as of December 31, 2019 or 2018.

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

Income Taxes

The Company recognizes assets or liabilities for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with the FASB ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Those temporary differences referred to as deferred tax assets and liabilities are determined at the end of each period using the tax rate expected to be in effect when taxes are actually paid or recovered.

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

The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. The Company follows a more-likely-than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. The guidance relates to, amongst other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to uncertain tax positions are recorded as tax expense. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known.

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

Net Loss per Share

The Company accounts for and discloses net loss per share in accordance with the FASB ASC Topic 260, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares.

3. Liquidity and Going Concern

The Company has reported recurring losses from operations since inception and expects that the Company will continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. The Company’s ability to continue to fund its operations are dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company.

The Company believes that its existing cash and the proceeds from the Company’s February 2020 Registered Offering and February 2020 Underwritten Offering (as discussed in the footnotes below), should be sufficient to fund operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed.

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

On January 22, 2019, the Company amended the lease for its office and laboratory space to extend the term by five years, such that the lease will expire on March 31, 2024. With the amendment, the Company also has the option to terminate the lease after two or three years by providing advance written notice. As the Company cannot provide reasonable assurance at this time that the Company will choose to exercise the option to terminate the lease early, the lease term, as per ASC 842, currently only takes into consideration the additional five years as a result of the amendment. Due to the extension of the lease agreement, the Company increased the right of use asset and corresponding lease liability by $592,000.

Additionally, the lease agreements did not contain information to determine the rate implicit in the lease. As such, the Company calculated its incremental borrowing rate based on what the Company would have to pay to borrow on a collateralized basis over the lease term for an amount equal to the remaining lease payments taking into consideration such assumptions as, but not limited to, the U.S. treasury yield rate and borrowing rates from a creditworthy financial institution using the above lease factors.

Future lease payments for non-cancellable operating leases as of December 31, 2019 were as follows, in thousands:

2020	$128
2021	132
2022	135
2023	139
2024	35
Total undiscounted lease payments	569
Less: Effects of discounting	(51)
Total operating lease liabilities	$518

Amounts reported in the consolidated balance sheet for operating leases in which the Company is the lessee as of December 31, 2019 were as follows (amounts in thousands):

Right of use asset	$511
Lease liability, current	107
Lease liability, non-current	411
Weighted average remaining lease term	4.43
Weighted average discount rate	4.64%

The components of the lease costs were as follows, in thousands:

	December 31,
	2019	2018
Operating leases
Operating lease cost	$121	$120

Total rent expense for the years ended December 31, 2019 and 2018 was $127,000 and $120,000, respectively.

Supplemental cash flow information relating to our lease was as follows, in thousands:

	December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$(102)	$–
Right of use assets obtained in exchange for lease liabilities
Right of use asset	620	–

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following, in thousands:

	December 31,
	2019	2018
Compensation and benefits	$524	$437
Clinical development expenses	–	107
Professional fees	171	170
Research and development costs	242	480
Other	27	–
Total accrued expenses	$964	$1,194

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

The Company’s contractual license obligations that will require future cash payments as of December 31, 2019 are as follows, in thousands:

Year Ending December 31,
2020	$165
2021	165
2022	100
2023	100
2024	100
Thereafter	500
Total	$1,130

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

From time to time, the Company is party to legal proceedings. There are none deemed to be material at this time. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to proceedings.

8. Stockholders’ Equity

Lincoln Park Capital Fund, LLC – On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2017 Purchase Agreement. The 2017 Purchase Agreement will expire on April 1, 2020.

No shares of common stock were sold to LPC under the 2017 Purchase Agreement during the year ended December 31, 2019. During the year ended December 31, 2018, the Company sold 7,910 shares of common stock to LPC under the 2017 Purchase Agreement for net proceeds of $1,312,000.

On August 7, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $10,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the 2019 Purchase Agreement. The 2019 Purchase Agreement will expire on May 1, 2022.

As a commitment fee for entering into the 2019 Purchase Agreement, the Company issued 9,090 shares of the Company’s common stock to LPC at a value per share of $20.72, which was recorded as a cost of capital. No shares of common stock were sold to LPC under the 2019 Purchase Agreement during the year ended December 31, 2019.

April 2018 Registered Direct Offering and Private Placement — On April 11, 2018, the Company closed a registered direct offering of 27,465 shares of the Company’s common stock at a purchase price of $173.25 per share and in a concurrent private placement, sold warrants to purchase a total of 20,599 shares of common stock at a purchase price of $6.875 per underlying warrant share and with an exercise price of $173.25 per share (the “April 2018 Offering”). Net proceeds to the Company from the April 2018 Offering were $4,210,000 after deducting placement agent fees and offering expenses paid by the Company. In connection with the April 2018 Offering, the Company issued warrants to purchase a total of 1,373 shares of common stock with an exercise price of $223.00 per share to the placement agent, H.C. Wainwright & Co., LLC (“HCW”).

October 2018 Underwritten Public Offering — On October 3, 2018, the Company closed an underwritten public offering of 67,740 shares of the Company’s common stock and pre-funded warrants (the “2018 Pre-Funded Warrants”) to purchase an aggregate of 321,870 shares of the Company’s common stock (the “October 2018 Offering”). The 2018 Pre-Funded Warrants were immediately exercisable at an exercise price per share of $0.55. Each share of common stock or 2018 Pre-Funded Warrant, as applicable, was sold as a unit with a warrant to purchase one share of common stock at an exercise price of $38.50 per share. The combined public offering price was $38.50 per common stock unit or $37.95 per 2018 Pre-Funded Warrant unit. Net proceeds from the October 2018 Offering were $13,193,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company. Additionally, pursuant to the October 2018 Offering, the Company issued warrants to purchase up to 29,220 shares of common stock at an exercise price of $48.125 per share to the underwriter, HCW.

November 2019 Registered Public Offering— On November 19, 2019, the Company closed a registered public offering of 181,818 shares of the Company’s common stock at an offering price of $5.50 per share (the “November 2019 Offering”). Net proceeds from the November 2019 Offering were $766,000, after deducting fees and expenses. In connection with the November 2019 Offering, the Company issued warrants to purchase a total of 13,636 shares of common stock with an exercise price of $6.875 per share to the placement agent, HCW.

Concurrent with the close of the November 2019 Offering, the Company unilaterally reduced the per share exercise price of all of the outstanding common stock warrants issued in the October 2018 Offering to an exercise of $10.45 per share, which was equal to the closing price of the Company’s common stock on November 15, 2019, and to $13.06 per share for the warrants issued to HCW, which was equal to 125% of the closing price of the Company’s common stock on November 15, 2019. The modification resulted in an increase in fair value of approximately $800,000. This amount was recorded as a cost of capital of the November 2019 Offering and recorded in additional paid-in capital as the modification was required to complete the capital raise.

Warrants

The Company first assesses the warrants it issues under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether they are within the scope of ASC 480. As there are no instances outside of the Company’s control that could require cash settlement of the warrants, the Company’s outstanding warrants are outside the scope of ASC 480.

The Company then applies and follows the applicable accounting guidance in ASC 815. Financial instruments are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. The Company’s outstanding warrants do not meet the definition of a derivative instrument as they are indexed to the Company’s common stock and classified within stockholders’ equity. Based on this determination, all of the Company’s outstanding warrants issued are classified within stockholders’ equity.

The following table summarizes warrant activity and the shares of common stock underlying the Company’s outstanding equity-classified warrants for the year ended December 31, 2019:

			Balance				Balance
	Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	December 31,
Description	Price	Date	2018	Issued	Exercised	Expired	2019
June 2015 Warrants	$2,860.00	6/2/2020	2,364	–	–	–	2,364
December 2016 Warrants	$495.00	12/21/2021	23,233	–	–	–	23,233
April 2018 Warrants	$173.25	5/31/2023	20,599	–	–	–	20,599
April 2018 Placement Agent Warrants	$223.00	4/9/2023	1,373	–	–	–	1,373
October 2018 Pre-Funded Warrants	$0.55	No expiration	130,338	–	(130,338)	–	–
October 2018 Warrants	$10.45	10/3/2025	389,610	–	–	–	389,610
October 2018 Underwriter Warrants	$13.06	10/1/2023	29,220	–	–	–	29,220
November 2019 Placement Agent Warrants	$6.875	11/18/2024	–	13,636	–	–	13,636
			596,737	13,636	(130,338)	–	480,035

During the year ended December 31, 2019, the Company received proceeds of approximately $72,000 from the exercise of the Company’s 2018 Pre-Funded Warrants for a total of 130,338 shares of common stock. During the year ended December 31, 2018, the Company received proceeds of $105,000 from the exercise of the 2018 Pre-Funded Warrants for a total of 191,532 shares of common stock. All of the 2018 Pre-Funded Warrants issued in October 2018 have been exercised.

9. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	December 31,
	2019	2018
Options to purchase common stock	2,649	2,576
Restricted stock units	14,945	2,500
Restricted stock	–	3,697
Warrants to purchase common stock	480,035	596,737
Total	497,629	605,510

10. Stock-based Compensation

Stock Plans

On January 23, 2012, the Company’s Board of Directors and sole stockholder adopted the Phio Pharmaceuticals Corp. 2012 Long-Term Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, cash awards, stock appreciation rights, restricted stock and stock unit awards and other stock-based awards. The Company’s Board of Directors currently acts as the administrator of the Company’s Plan. The administrator has the power to select participants from among the key employees, directors and consultants of and advisors to the Company, establish the terms, conditions and vesting schedule, if applicable, of each award and to accelerate vesting or exercisability of any award.

As of December 31, 2019, an aggregate of 72,728 shares of common stock were reserved for issuance under the Company’s Plan, including 2,649 shares subject to outstanding common stock options and 14,945 shares subject to unvested restricted stock units (“RSUs”) granted under the Plan and 53,864 shares available for future grants. Stock options and RSUs granted by the Company to employees vest annually over 4 years after the grant date and, in the instance of stock options, expire within ten years of issuance.

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. For valuing options granted during the years ended December 31, 2019 and 2018, the following assumptions were used:

	December 31,
	2019	2018
Risk-free interest rate	1.85 – 2.58%	2.70 – 2.93%
Expected volatility	97.67 – 98.87%	91.28 – 161.45%
Expected lives (in years)	5.31	5.50 – 10.00
Expected dividend yield	0.00%	0.00%

The weighted-average fair value of options granted during the years ended December 31, 2019 and 2018 was $16.50 and $96.25 per share, respectively.

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

The following table summarizes the activity of the Company’s stock option plan for the year ended December 31, 2019:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2018	2,576	$3,645.95
Granted	273	22.00
Exercised	–	–
Cancelled	(200)	3,296.15
Balance at December 31, 2019	2,649	$3,298.90	7.39 years	$–
Exercisable at December 31, 2019	1,344	$6,389.90	6.26 years	$–

Stock-based compensation expense related to stock options for the year ended December 31, 2019 and 2018 was $69,000 and $112,000, respectively.

There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized.

As of December 31, 2019, the compensation expense for all unvested stock options in the amount of approximately $116,000 will be recognized in the Company’s results of operations over a weighted average period of 2.31 years.

Restricted Stock Units

RSUs are issued under the Plan or as inducement grants granted outside of the Plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of service requirements, similar to our stock options. Upon vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The fair value of the RSUs awarded are based on the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2018	2,500	$98.45
Granted	18,467	17.05
Vested	(1,268)	98.45
Forfeited	(4,754)	27.30
Unvested units at December 31, 2019	14,945	$20.50

Stock-based compensation expense related to RSUs was $125,000 and $52,000 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the compensation expense for all unvested RSUs in the amount of approximately $254,000 will be recognized in the Company’s results of operations over a weighted average period of 3.31 years.

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

The fair value of the restricted stock was based on the Company’s closing stock price on the date of grant and was expensed over the related vesting period. During the year ended December 31, 2019, the Company granted 4,419 shares of restricted stock in lieu of Compensation to Dr. Cauwenbergh and recorded $106,000 in stock-based compensation expense related to the restricted stock. During the year ended December 31, 2018, the Company granted 3,697 shares of restricted stock in lieu of Compensation to Dr. Cauwenbergh and recorded $118,000 in stock-based compensation expense related to the restricted stock.

Compensation Expense Related to Equity Awards

The Company recorded total stock-based compensation expense related to equity awards in the consolidated statement of operations for the years ended December 31, 2019 and 2018 as follows, in thousands:

	December 31,
	2019	2018
Research and development	$21	$40
General and administrative	279	242
Total stock-based compensation	$300	$282

11. Income Taxes

For the years ended December 31, 2019 and 2018, all of the Company’s loss before income taxes was generated in the United States.

The components of federal and state income tax expense (benefit) are as follows, in thousands:

	Years Ended December 31,
	2019	2018
Current
Federal	$–	$–
State	–	–
Total current	–	–
Deferred
Federal	(1,773)	(1,555)
State	(759)	(639)
Total deferred	(2,532)	(2,194)
Valuation allowance	2,532	2,194
Total income tax expense (benefit)	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years Ended December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.7	5.5
Non-deductible expenses	(0.2)	(1.2)
Income tax credits	1.5	4.3
Valuation allowance	(29.0)	(29.6)
Effective tax rate	–	–

The components of net deferred tax assets (liabilities) are as follows, in thousands:

	Years Ending December 31,
	2019	2018
Net operating loss carryforwards	$19,647	$16,957
Tax credit carryforwards	1,710	1,556
Stock-based compensation	1,391	1,388
Licensing deduction deferral	2,717	3,059
Other timing differences	165	140
ASC 842	2	–
Gross deferred tax assets	25,632	23,100
Valuation allowance	(25,632)	(23,100)
Net deferred tax asset (liability)	$–	$–

The Company’s deferred tax assets at December 31, 2019 and 2018 consisted primarily of its net operating loss carryforwards, tax credit carryforwards, deferred compensation and intangible assets capitalized for federal income tax purposes. The valuation allowance increased $2,532,000 and $2,194,000 for the years ended December 31, 2019 and 2018, respectively, and is primarily attributable to an increase in net operating losses and tax credits.

The Company has incurred net operating losses since inception. At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $73,800,000 and $66,000,000, respectively. Approximately, $55,400,000 of the federal net operating loss carryforwards will begin to expire in 2032, unless previously utilized. The federal net operating loss carryforwards generated after December 31, 2017 of $18,400,000 will carryforward indefinitely. The Company’s state tax loss carryforwards will begin to expire in 2032, unless previously utilized. In addition, the Company has federal and state research credits of $1,204,000 and $633,000, respectively, which begin to expire in 2032. Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a full deferred income tax valuation allowance has been recorded against these assets.

In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to their history of losses. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no adjustments have been reflected in the deferred tax asset for net operating loss carryforwards.

The Company files income tax returns in the United States, Massachusetts and New Jersey. The Company is subject to tax examinations for federal and state purposes for tax years 2012 through 2019. The Company has not recorded any uncertain tax positions as of December 31, 2019 or 2018. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expenses.

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

Advirna LLC. We have entered into an agreement with Advirna LLC (“Advirna”), pursuant to which Advirna assigned to us its existing patent and technology rights related to the INTASYL™ technology. In exchange, the Company is obligated to pay Advirna an annual maintenance fee and a milestone payment upon the issuance of the first patent with valid claims covering the assigned technology, which was paid in 2014. Additionally, we will be required to pay a 1% royalty to Advirna on any licensing revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. To date, royalties owed to Advirna under the agreement have been minimal. We also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics.

Our rights under the Advirna agreement will expire upon the later of: (i) the expiration of the last-to-expire of the “patent rights” (as defined therein) included in the Advirna agreement; or (ii) the abandonment of the last-to-be abandoned of such patents, unless earlier terminated in accordance with the provisions of the agreement.

13. Subsequent Events

February 2020 Registered Direct Offering and Private Placement — On February 6, 2020, the Company closed a registered direct offering of 197,056 shares of the Company’s common stock at a purchase price of $8.705 and in a concurrent private placement, sold warrants to purchase an aggregate of 197,056 shares of the Company’s common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $8.71 per share (the “February 2020 Registered Offering”). Net proceeds to the Company from the February 2020 Registered Offering are estimated to be $1,400,000 after deducting placement agent fees and offering expenses. In connection with the February 2020 Registered Offering, the Company issued warrants to purchase a total of 14,779 shares of common stock with an exercise price of $11.0375 per share to the placement agent, HCW.

February 2020 Underwritten Public Offering — On February 13, 2020, the Company closed an underwritten public offering of 993,633 shares of the Company’s common stock and pre-funded warrants (the “2020 Pre-Funded Warrants”) to purchase an aggregate of 1,006,367 shares of the Company’s common stock (the “February 2020 Underwritten Offering”). The 2020 Pre-Funded Warrants were immediately exercisable at an exercise price per share of $0.001. Each share of common stock or 2020 Pre-Funded Warrant, as applicable, was sold as a unit with a warrant to purchase one share of common stock at an exercise price of $4.00 per share. The combined public offering price was $4.00 per common stock unit or $3.999 per 2020 Pre-Funded Warrant unit. Net proceeds from the February 2020 Underwritten Offering are estimated to be $7,000,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company. Additionally, pursuant to the February 2020 Underwritten Offering, the Company issued warrants to purchase up to 150,000 shares of common stock at an exercise price of $5.00 per share to the underwriter, HCW.

The Company is currently reviewing the accounting for the 2020 Pre-Funded Warrants and the warrants issued in the February 2020 Registered Offering and the February 2020 Underwritten Offering.

Subsequent to the balance sheet date, the Company received proceeds of approximately $1,000 from the exercise of the Company’s 2020 Pre-Funded Warrants for a total of 1,006,367 shares of common stock.

Coronavirus — In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States and Europe. In March 2020, the World Health Organization declared the outbreak a pandemic. The coronavirus pandemic is affecting the United States and global economies. If the outbreak continues to spread, it may affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies. We may need to limit operations or implement limitations, and may experience limitations in employee resources. There are risks that it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity and the Company’s ability to complete its preclinical studies on a timely basis, or at all. The ultimate impact of coronavirus is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or preclinical and clinical trial activities or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who is also acting as our principal financial officer) and our Principal Accounting Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, management, with the participation of our Chief Executive Officer (who is also acting as our principal financial officer) and our Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of such date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management, with the participation of our Chief Executive Officer (who is also acting as our principal financial officer) and our Principal Accounting Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K provides only management’s report. As a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our current directors and executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Gerrit Dispersyn, Dr. Med. Sc.	45	President and Chief Executive Officer
Robert J. Bitterman	68	Chairman of the Board of Directors
Geert Cauwenbergh, Dr. Med. Sc.	65	Director
H. Paul Dorman	83	Director
Robert L. Ferrara	68	Director
Jonathan E. Freeman, Ph.D.	51	Director
Curtis A. Lockshin, Ph.D.	59	Director

Gerrit Dispersyn, Dr. Med. Sc. joined the Company in April 2017 as our Chief Development Officer and became our President and CEO in March 2019. From 2014 to April 2017, Dr. Dispersyn was the Vice President, Global Head of Affairs at Integra LifeSciences Corporation, a world leader in medical technology. Prior to assuming this role, Dr. Dispersyn held the position of Vice President, Program Management & Clinical Affairs from 2008 to 2014. In these positions, Dr. Dispersyn was responsible for the global strategy and execution of clinical and product development, clinical operations and medical affairs projects. He received his Doctorate in Medical Sciences from Maastricht University, Faculty of Medicine (Netherlands), a post-graduate degree in Biomedical Imaging and a Master of Science degree in Biochemistry, both from the University of Antwerp, Belgium.

Robert J. Bitterman has served as a member and the Chairman of our Board of Directors since 2012. Mr. Bitterman served as the President and Chief Executive Officer of Cutanea Life Sciences, Inc., a private company he founded in 2005 that focused on developing innovative technologies to treat diseases and disorders of the skin and subcutaneous tissue, until its acquisition by Biofrontera, Inc., USA in March 2019. Prior to his role at Cutanea Life Sciences, Inc., Mr. Bitterman also held the position of President and Chief Executive Officer of Isolagen, Inc., President and General Manager of Dermik Laboratories and various positions of increasing responsibility in financial and commercial capacities within Aventis S.A. Mr. Bitterman holds an A.B. degree in Economics from The College of the Holy Cross and a Master of Business Administration degree from Boston University. He also holds a Doctor of Human Letters (Honoris Causa) from the New York College of Podiatric Medicine and is a member of the Philadelphia Business Leaders Network.

Geert Cauwenbergh, Dr. Med. Sc. has served as a member of our Board of Directors since April 2012. He served as our President and Chief Executive Officer from April 2012 to November 2018, and as our Chief Executive Officer from November 2018 until his retirement in March 2019. Dr. Cauwenbergh served as Chairman and Chief Executive Officer of RHEI Pharmaceuticals, Inc., a private company that develops and commercializes proprietary drug therapies, from 2008 to 2011. In 2001, Dr. Cauwenbergh founded Barrier Therapeutics, Inc., a biopharmaceutical company focused on dermatology drug development, until its acquisition by Stiefel Laboratories, Inc. in 2008. Prior to Barrier Therapeutics, Inc. Dr. Cauwenbergh was employed by Johnson & Johnson for 23 years where he held a number of ascending senior management positions. He currently serves as a director of Moberg Pharma AB and Cutanea Life Sciences, Inc. Dr. Cauwenbergh received his Doctorate in Medical Sciences from the Catholic University of Leuven, Faculty of Medicine (Belgium), where he also completed his masters and undergraduate work.

H. Paul Dorman has served as a member of our Board of Directors since April 2013. Mr. Dorman currently serves as the Chairman and CEO of DFB Pharmaceuticals, a holdings company specializing in investing in and operating pharmaceutical businesses. From 1990 to 2012, Mr. Dorman also served as the Chairman and CEO of DPT Laboratories, a contract manufacturer and developer of pharmaceutical products. Prior to acquiring DPT, Mr. Dorman was employed by Johnson & Johnson for 12 years, where he served in various positions, including Vice President and as a member of the board of directors of several Johnson & Johnson companies. Prior to Johnson & Johnson, Mr. Dorman was employed by Baxter-Travenol, a large pharmaceuticals company. Mr. Dorman holds a B.S. degree in Mechanical Engineering from Tulane University and a Juris Doctor of Law from Loyola University.

Robert L. Ferrara has served as a member of our Board of Directors since October 2019. He most recently served as the Chief Financial Officer of Cutanea Life Sciences, Inc., a private company focused on developing innovative technologies to treat diseases and disorders of the skin and subcutaneous tissue, from January 2012 to June 2019. Prior to Cutanea, Mr. Ferrara served as the Chief Financial Officer of Storeroom Solutions Inc., a venture capital financed, technology enhanced, integrated supply chain solutions company, from 2004 to 2011, and NER Data Products, Inc., an IT service management company, from 2000 to 2003, as well as holding other senior level financial positions in national and international public companies in the greater Philadelphia area. Mr. Ferrara previously served on the board of directors of the Planned Lifetime Assistance Network of Pennsylvania, where he was on the executive committee and chairman of the governance and audit committees from July 2011 to September 2013. Mr. Ferrara received a B.S. in Accounting from Lehigh University and is a Certified Public Accountant.

Jonathan E. Freeman, Ph.D. has served has a member of our Board of Directors since June 2017. Dr. Freeman currently serves as the Chief Operating Officer of Anthos Therapeutics Inc., a clinical-stage biopharmaceutical company developing therapies for cardiovascular patients. Anthos Therapeutics Inc. was launched by Novartis and Blackstone Life Sciences, a private investment firm, where Dr. Freeman has also served as a Senior Advisor since July 2018. From 2017 to June 2018, Dr. Freeman held the position of Chief Business Officer of Vedanta Biosciences, a clinical-stage company developing therapies for immune-mediated diseases. Prior to his role with Vedanta Biosciences, Dr. Freeman was the Senior Vice President of Strategy and Portfolio Management and Head of Business Development and Licensing at Merck KGaA, a leading science and technology company, from 2008 to 2016. Dr. Freeman received a Ph.D. in Molecular Pharmacology and Drug Metabolism from the Imperial Cancer Research Fund (now CRUK), an M.A. and First Class Honours in Biochemistry from Cambridge University and a MBA with a finance major from Webster, St. Louis.

Curtis A. Lockshin, Ph.D. has served as a member of our Board of Directors since April 2013. Dr. Lockshin currently serves as the Chief Scientific Officer of Xenetic Biosciences, Inc., a biopharmaceutical company focused on the development of novel oncology therapeutics. Prior to this appointment, Dr. Lockshin served as Xenetic Biosciences, Inc.’s Vice President of Research and Operations from March 2014 to January 2017. From July 2016 to December 2016, Dr. Lockshin served as Chief Technical Officer of VBI Vaccines, Inc., a company developing vaccines in infectious disease and immuno-oncology. VBI Vaccines, Inc. merged with SciVac Therapeutics, Inc. and its subsidiary SciVac, Ltd., a commercial-stage biologics and vaccine company, in July 2016 where Dr. Lockshin had served as its Chief Executive Officer and director since September 2014. Since May 2013, Dr. Lockshin has also served as President and Chief Executive Officer of Guardum Pharmaceuticals, LLC, a private pharmaceutical company, and as Vice President of Corporate R&D Initiatives for OPKO Health, Inc., a multinational pharmaceutical and diagnostics company, from October 2011 to February 2013. Dr. Lockshin holds a S.B. degree in Life Sciences and a Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology.

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

Board Committees

Audit Committee. The Audit Committee is comprised of Messrs. Ferrara (Chairman) and Dorman and Dr. Freeman. The Audit Committee selects the Company’s independent registered public accounting firm, approves its compensation, oversees and evaluates the performance of the independent registered public accounting firm, oversees the accounting and financial reporting policies and internal control systems of the Company, reviews the Company’s interim and annual financial statements, independent registered public accounting firm reports and management letters and performs other duties, as specified in the Audit Committee Charter. All members of the Audit Committee satisfy the current independence and experience requirements of Rule 10A-3 of the Exchange Act and the current Nasdaq independence standards, and the Board has determined that Mr. Ferrara is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee. The Compensation Committee is comprised of Messrs. Bitterman (Chairman) and Ferrara and Dr. Lockshin. The Compensation Committee determines compensation levels for the Company’s executive officers and directors, oversees administration of the Company’s equity compensation plans and performs other duties regarding compensation for employees and consultants as the Board may delegate from time to time. Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the corporate and individual performance goals and objectives relevant to executive compensation and executives’ performance in light of such goals and objectives and recommends other executives’ compensation levels to the Compensation Committee based on such evaluations. The Compensation Committee considers these recommendations and then makes an independent decision regarding officer compensation levels and awards. All members of the Compensation Committee satisfy the current Nasdaq independence standards, and each member of the Committee qualifies as an “outside director” and “non-employee director” as defined by Section 162(m) of the Code and Rule 16b-3 of the Exchange Act, respectively.

Nominating and Governance Committee. The Nominating and Governance Committee is comprised of Drs. Lockshin (Chairman) and Freeman and Messr. Dorman. The Nominating and Governance Committee reviews potential director nominees, recommends nominees to the Board, oversees the Company’s corporate governance principles and develops and implements policies and processes regarding corporate governance matters. Drs. Lockshin and Freeman and Messr. Dorman satisfy the current Nasdaq independence standards.

A copy of the Company’s Audit, Compensation and Nominating and Corporate Governance Committee charters are available on the Company’s website at www.phiopharma.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our “officers” (as defined in Rule 16a-1(f) under the Exchange Act) and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors and greater-than-10% stockholders (the “Reporting Persons”) are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). Based solely on our review of copies of these reports and representations of such Reporting Persons, we believe that during fiscal year 2019, all Reporting Persons satisfied such applicable SEC filing requirements.

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

The following describes the compensation earned by each of the executive officers identified below in the Summary Compensation Table, who are referred to collectively as our “named executive officers.” Our named executive officers with respect to the fiscal year that ended on December 31, 2019 are Gerrit Dispersyn, Dr. Med. Sc., our President and Chief Executive Officer, Geert Cauwenbergh, Dr. Med. Sc., our former Chief Executive Officer and John Barrett, Ph.D., our former Chief Development Officer.

Name and principal position	Year	Salary ($)		Option awards ($)(1)	Stock awards ($)(1)	Non-equity incentive plan compensation ($)(2)		All other compensation ($)(3)	Total ($)
Gerrit Dispersyn, Dr. Med. Sc. (4)	2019	372,251		–	117,662	168,935		534	659,382
President and Chief Executive Officer	2018	315,558		27,504	28,640	52,800		454	424,956
Geert Cauwenbergh, Dr. Med. Sc. (5)	2019	131,654	(6)	–	–	–		152	131,806
Former Chief Executive Officer	2018	420,366	(6)	36,099	37,590	115,775	(6)	606	610,436
John Barrett, Ph.D. (7)	2019	156,742		–	103,691	–		161	260,594
Former Chief Development Officer

(1)	The amounts shown reflect the grant date fair value of stock options and restricted stock units computed in accordance with ASC 718 for the indicated year.

(2)	The amounts shown reflect the annual cash bonus earned for performance for each respective year under the Company’s Incentive Bonus Program. The annual cash bonus for fiscal year 2019 was paid in March 2020 and the annual cash bonus for fiscal year 2018 was paid in February 2019. In 2019, Dr. Dispersyn received a retention bonus.

(3)	Represents amounts for the dollar value of life insurance premiums paid.

(4)	Dr. Dispersyn became our Chief Development Officer effective April 24, 2017 and served in this role until November 2018 when he was appointed President and Chief Operating Officer. On March 1, 2019, Dr. Dispersyn was appointed to President and Chief Executive Officer of the Company.

(5)	Dr. Cauwenbergh became our President and Chief Executive Officer effective April 27, 2012. He retired from the Company on March 1, 2019.

(6)	On August 31, 2018 and subsequently amended on December 19, 2018 and February 13, 2019, Dr. Cauwenbergh elected the right to receive, in lieu of cash, for the period from September 15, 2018 to February 28, 2019, up to 50% of his base salary and cash bonuses payable in the form of unvested restricted shares of the Company’s common stock with such restricted shares vesting in full on June 1, 2019. In lieu of cash compensation, Dr. Cauwenbergh received: a.) 1,647 shares of common stock related to $32,385 in base salary for the year ended December 31, 2019 and b.) 2,484 shares of common stock related to $56,673 of base salary and 2,771 shares of common stock related to $57,887 of bonus compensation for the year ended December 31, 2018. The shares of restricted stock issued to the Company’s former Chief Executive Officer are described more fully in the notes to the Company’s consolidated financial statements.

(7)	Dr. Barrett became our Chief Development Officer effective April 22, 2019. In October 2019, Dr. Barrett resigned from his position with the Company to pursue another opportunity.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding equity awards as of December 31, 2019 for our named executive officers:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not Vested ($)(1)
Gerrit Dispersyn,	4/24/2017	115	58	357.50	4/24/2027	–	–	–	–
Dr. Med. Sc.(2)	8/1/2018	73	218	98.45	8/1/2028	–	–	218	2,051
	2/13/2019	–	–	–	–	–	–	1,000	9,410
	10/24/2019	–	–	–	–	–	–	7,413	69,756
Geert Cauwenbergh,	6/8/2012	207	–	14,025.00	6/8/2022	–	–	–	–
Dr. Med. Sc.(3)	6/7/2013	24	–	33,000.00	6/7/2023	–	–	–	–
	6/2/2014	24	–	15,675.00	6/2/2024	–	–	–	–
	6/1/2015	24	–	2,090.00	6/1/2025	–	–	–	–
	2/10/2016	23	1	1,573.00	2/10/2026	–	–	–	–
	2/1/2017	17	7	345.95	2/1/2027	–	–	–	–
	8/1/2018	95	286	98.45	8/1/2028	–	–	286	2,691
John Barrett, Ph.D.	–	–	–	–	–	–	–	–	–

(1)	Value is based on the closing price of $9.41 of the Company’s common stock on December 31, 2019.
(2)	The equity award granted to Dr. Dispersyn in 2017 vests in equal monthly installments over a four years. The equity awards granted to Dr. Dispersyn subsequent to 2017, vest in equal annual installments over four years.
(3)	The equity awards granted to Dr. Cauwenbergh prior to 2018 vest as to 25% of the award on the first anniversary of the grant date and as to the remaining 75% of the option in equal monthly installments over a three-year period thereafter. Subsequent to 2018, equity awards granted to Dr. Cauwenbergh vest in equal annual installments over four years. So long as Dr. Cauwenbergh remains on the Company’s Board of Directors, awards granted to him during his employment with the Company will continue to vest after his retirement.

Nonqualified Deferred Compensation Earnings

We do not have any nonqualified deferred compensation plans.

Employment and Change of Control Agreements

The following provides descriptions of the employment agreements currently in effect for our named executive officers:

Gerrit Dispersyn, Dr. Med. Sc.

We entered into an employment agreement with Dr. Dispersyn effective April 24, 2017 as our Chief Development Officer. As Chief Development Officer Dr. Dispersyn was entitled to receive an initial base salary of $285,000 per annum, as well as a performance bonus of up to 30% of his base salary, subject to the achievement of performance goals to be established annually. In connection with Dr. Dispersyn’s appointment to Chief Development Officer, he received a stock option entitling him to purchase 173 shares of the Company’s Common Stock, which is subject to vesting in equal monthly installments over four years following the date of grant.

On March 1, 2019, Dr. Dispersyn was appointed as the Company’s President and Chief Executive Officer. As President and Chief Executive Officer, Dr. Dispersyn is entitled to an initial base salary of $380,000 per annum, as well as a performance bonus of up to 50% of his base salary, subject to the achievement of performance goals to be established annually. As a one-time award in connection with his appointment on March 1, 2019, Dr. Dispersyn received a restricted stock unit award giving him the conditional right to receive 7,413 shares of Company Common Stock, which is subject to vesting in equal annual installments over four years. The award was subject to the Company’s stockholders’ approving an increase in the number of shares available for issuance under the Company’s 2012 Incentive Plan, which occurred on October 24, 2019. Outside of the above-mentioned changes, Dr. Dispersyn’s employment agreement dated April 24, 2017 continues to remain in full force and effect.

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

Geert Cauwenbergh, Dr. Med. Sc.

Dr. Cauwenbergh was appointed Chief Executive Officer pursuant to an employment agreement, dated April 27, 2012, pursuant to which he was entitled to receive an initial base salary of $360,000 per annum, as well as a performance bonus of up to 50% of his base salary, subject to the achievement of performance goals to be established annually.

Effective March 1, 2019, Dr. Cauwenbergh retired as our Chief Executive Officer. He did not receive any severance benefits in connection with his termination of employment.

John Barrett, Ph.D.

Dr. Barrett was appointed Chief Development Officer pursuant to an employment agreement, dated April 22, 2019, pursuant to which he was entitled to receive an initial base salary of $315,000 per annum, as well as a performance bonus of up to 30% of his base salary, subject to the achievement of performance goals to be established annually.

Effective October 24, 2019, Dr. Barrett resigned from his position with the Company to pursue another opportunity. He did not receive any severance benefits in connection with his termination of employment.

Director Compensation

We compensate our non-employee directors for their service as a member of our Board. Each non-employee director is entitled to receive an annual cash retainer of $27,500. The chairs of our Board and Audit Committee are entitled to receive an additional annual cash retainer of $15,000, the chair of the Compensation Committee is entitled to receive an additional cash retainer of $5,000 and the chair of the Nominating and Corporate Governance Committee is entitled to receive an additional annual cash retainer of $7,500.

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

The following table shows the compensation paid in fiscal year 2019 to the Company’s non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Robert J. Bitterman(2)	60,000	3,632	63,632
Keith L. Brownlie(3)	29,167	3,632	32,799
Geert Cauwenbergh, Dr. Med. Sc.(4)	123,726	–	123,726
H. Paul Dorman	25,000	3,632	28,632
Robert L. Ferrara (5)	18,333	–	18,333
Jonathan E. Freeman, Ph.D.	25,000	3,632	28,632
Curtis A. Lockshin, Ph.D.	30,000	3,632	33,632

(1)	The amounts shown reflect the grant date fair value of restricted stock units issued in fiscal year 2019 as computed in accordance with ASC 718.
(2)	Mr. Bitterman’s fees include his annual compensation and compensation of $25,000 related to increased activity as Chairman of the Board during fiscal year 2019.
(3)	Mr. Brownlie did not stand for re-election to the Board at the Company’s Annual Meeting of Stockholders held on October 24, 2019 and served as a director until the end of his term.
(4)	Dr. Cauwenbergh continued to serve as a member of the Board upon his retirement from the Company as Chief Executive Officer on March 1, 2019. The Company also entered into a consulting agreement with Dr. Cauwenbergh upon his retirement on March 1, 2019. Dr. Cauwenbergh’s fees include his annual compensation, compensation of $12,500 for a special project to the Board to aid in the transition to the new Chief Executive Officer upon his retirement and $90,393 in consulting fees for fiscal year 2019.
(5)	Mr. Ferrara was elected to the Board on October 24, 2019. Mr. Ferrara’s fees include his annual compensation and a sign-on retainer of $12,500.

As of December 31, 2019, the aggregate number of shares underlying stock options and restricted stock units by our non-employee directors is as follows: Robert J. Bitterman — 22 option awards and 182 restricted stock units, Keith L. Brownlie — 22 option awards, H. Paul Dorman — 19 option awards and 182 restricted stock units, Jonathan E. Freeman, Ph.D. — 6 option awards and 182 restricted stock units and Curtis A. Lockshin, Ph.D. — 19 option awards and 182 restricted stock units. Refer to the “Executive Compensation” section for the aggregate number of shares underlying stock options and restricted stock units for Dr. Cauwenbergh as of December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2019, about the securities authorized for issuance under our equity compensation plans, which consisted of our 2012 Long Term Incentive Plan and our 2013 Employee Stock Purchase Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	17,594	$3,298.90	53,864
Equity compensation plans not approved by security holders	–	–	–
Total	17,594	$3,298.90	53,864

(1)	Includes options outstanding representing 2,649 shares of common stock under Plan. Also includes 14,945 restricted stock units subject to the Plan.

Beneficial Ownership

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of our outstanding common stock for (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) persons known to us to beneficially own more than 5% of our outstanding common stock. The following information is presented as of January 14, 2020 or such other date as may be reflected below.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable through the exercise of any option, warrant or right within 60 days of January 14, 2020 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option, warrant or right, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number (1)	Percent of Class(2)
Greater than 5% Holders
CVI Investments, Inc.(3) P.O. Box 309GT Ugland House South Church Street George Town, Grand Cayman KY1-1104 Cayman Islands	36,341	5.42%
Directors and Executive Officers:
Gerrit Dispersyn, Dr. Med. Sc. (4)	8,718	1.30%
Robert J. Bitterman(5)	5,851	*
Geert Cauwenbergh, Dr. Med. Sc.(6)	13,027	1.94%
H. Paul Dorman(7)	392	*
Robert Ferrara	2,318	*
Jonathan E. Freeman, Ph.D. (8)	369	*
Curtis A. Lockshin, Ph.D.(9)	386	*
All current directors and executive officers as a group (seven persons)	31,061	4.61%

*	Indicates less than 1%.
(1)	Represents shares of common stock held as of January 14, 2020 plus shares of common stock that may be acquired upon exercise of options, warrants or rights within 60 days of January 14, 2020.
(2)	Based on 669,589 shares of common stock that were issued and outstanding as of January 14, 2020. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming the exercise of all options, warrants or rights within 60 days of January 14, 2020 held by such person and the non-exercise of all outstanding options, warrants or rights held by all other persons.
(3)	Based solely on information set forth in a Schedule 13G filed with the SEC on February 14, 2019.
(4)	Includes 6,420 shares of common stock and 2,298 shares of common stock underlying derivative securities exercisable within 60 days of January 14, 2020.
(5)	Includes 5,644 shares of common stock and 207 shares of common stock underlying derivative securities exercisable within 60 days of January 14, 2020.
(6)	Includes 12,542 shares of common stock and 485 shares of common stock underlying derivative securities exercisable within 60 days of January 14, 2020.
(7)	Includes 188 shares of common stock and 204 shares of common stock underlying derivative securities exercisable within 60 days of January 14, 2020.
(8)	Includes 181 shares of common stock and 188 shares of common stock underlying derivative securities exercisable within 60 days of January 14, 2020.
(9)	Includes 184 shares of common stock and 202 shares of common stock underlying derivative securities exercisable within 60 days of January 14, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Outside of the Company’s consulting agreement with Dr. Cauwenbergh (refer to the “Director Compensation” section for additional details), since the past two years, there has not been, nor is there currently proposed, any transaction or series of related transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which the other parties included or will include any of our directors, executive officers, holders of 5% or more of our voting securities, or any member of the immediate family of any of the foregoing persons, other than compensation arrangements with directors and executive officers, which are described where required in “Executive Compensation” and “Director Compensation.”

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

Director Independence

We believe that the Company benefits from having a strong and independent Board of Directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company that would affect his or her exercise of independent judgment. On an annual basis, the Board of Directors reviews the independence of all directors under the applicable Nasdaq listing standards. The Company also considers each director’s affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. Based on this review, the Board of Directors has made an affirmative determination that all directors, other than Dr. Cauwenbergh, are independent. It was determined that Dr. Cauwenbergh lacks independence because of his status as the Company’s former Chief Executive Officer.

In addition, Nasdaq listing standards require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Corporate Governance Committees be independent and that our Audit Committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

For additional information regarding director independence and committee memberships, see “Item 10 — Directors, Executive Officers and Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and pre-approves all audit and non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All fees incurred in fiscal years 2019 and 2018 for services rendered by BDO USA, LLP were approved in accordance with these policies. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the auditor’s independence.

The following is a summary of the fees billed to the Company by BDO USA, LLP for professional services rendered for the fiscal years ended December 31, 2019 and 2018. These fees are for work invoiced in the fiscal years indicated.

	2019	2018
Audit Fees	$204,545	$243,197
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total All Fees	$204,545	$243,197

Audit Fees consist of fees for the audit of the Company’s financial statements included in our annual reports on Form 10-K, the review of the Company’s financial statements included in our quarterly reports on Form 10-Q and other statutory and regulatory filings, including auditor consents.

Audit-Related Fees consist of fees billed for assurance and related services that are also performed by our independent registered public accounting firm.

Tax Fees consist of services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Our consolidated financial statements are set forth in Item 8 to this Annual Report on Form 10-K.

Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

Exhibits

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amendment and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Amended and Restated Bylaws of Phio Pharmaceutical Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

4.1	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-203389)	May 21, 2015

4.2	Form of Warrant.	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-214199)	December 14, 2016

4.3	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

4.4	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

4.5	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	September 28, 2018

4.6	Form of Pre-Funded Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	September 28, 2018

4.7	Form of Underwriter Warrant.	Current Report on Form 8-K (File No. 001-36304)	October 5, 2018

4.8	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2019

4.9	Form of Warrant	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

4.10	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.11	Form of Pre-Funded Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.12	Form of Underwriter Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.13	Description of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.**

10.1	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Advirna, LLC, effective as of September 24, 2011.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.2	Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan.*	Quarterly Report on Form 10-Q (File No. 001-36304)	November 12, 2019

10.3	Form of Restricted Stock Unit Award under the Company’s 2012 Long Term Incentive Plan.*	Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177498)	December 29, 2011

10.4	Form of Incentive Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.5	Form of Non-Qualified Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.6	RXi Pharmaceuticals Corporation Employee Stock Purchase Plan.*	Registration Statement on Form S-8 (File No. 333-277013)	August 24, 2018

10.7	Form of Indemnification Agreement.*	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012

10.8	Employment Agreement, dated April 24, 2017, between RXi Pharmaceuticals Corporation and Gerrit Dispersyn, Dr. Med. Sc.*	Post-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-214199)	May 4, 2017

10.9	Lease Agreement dated December 17, 2013 between RXi Pharmaceuticals Corporation and 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC.	Current Report on Form 8-K (File No. 000-54910)	December 20, 2013

10.10	First Amendment to Lease dated January 22, 2019.	Current Report on Form 8-K (File No. 001-36304)	January 28, 2019

10.11	Purchase Agreement, dated as of August 8, 2017 by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Registration Statement on Form S-1 (File No. 333-220062)	August 18, 2017

10.12	Registration Rights Agreement, dated as of August 8, 2017, by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2017

10.13	Purchase Agreement, dated as of August 7, 2019 by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2019

10.14	First Amendment to Purchase Agreement by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Registration Statement on Form S-1 (File No. 333-233584)	August 30, 2019

10.15	Registration Rights Agreement, dated as of August 7, 2019, by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2019

10.16	Securities Purchase Agreement, dated February 4, 2020, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm.**

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer.**

32.1	Sarbanes-Oxley Action Section 906 Certification of Principal Executive Officer and Principal Financial Officer.**

101	The following financial information from the Annual Report on Form 10-K of Phio Pharmaceuticals Corp. for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2019 and 2018; (2) Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018; (3) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018; (4) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018; and (4) Notes to Consolidated Financial Statements.**

_________________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
+	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHIO PHARMACEUTICALS CORP.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer

Date: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gerrit Dispersyn Gerrit Dispersyn, Dr. Med. Sc.	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	March 26, 2020

/s/ Caitlin Kontulis Caitlin Kontulis	Vice President of Finance and Administration and Secretary (Principal Accounting Officer)	March 26, 2020

/s/ Robert J. Bitterman Robert J. Bitterman	Director	March 26, 2020

/s/ Geert Cauwenbergh Geert Cauwenbergh, Dr. Med. Sc.	Director	March 26, 2020

/s/ H. Paul Dorman H. Paul Dorman	Director	March 26, 2020
/s/ Robert L. Ferrara Robert L. Ferrara	Director	March 26, 2020

/s/ Jonathan E. Freeman Jonathan E. Freeman, Ph.D.	Director	March 26, 2020

/s/ Curtis A. Lockshin Curtis A. Lockshin, Ph.D.	Director	March 26, 2020

