Form 10-Q
period 2020-03-31
Phio Pharmaceuticals Corp.
filed 2020-05-12
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, Phio Pharmaceuticals Corp. had 4,580,930 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$13,284	$6,934
Restricted cash	50	50
Prepaid expenses and other current assets	267	316
Total current assets	13,601	7,300
Right of use asset	484	511
Property and equipment, net	202	210
Other assets	18	18
Total assets	$14,305	$8,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$685	$809
Accrued expenses and other current liabilities	1,143	964
Lease liability	109	107
Total current liabilities	1,937	1,880
Lease liability, net of current portion	383	411
Total liabilities	2,320	2,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,867,851 and 669,433 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	109,154	100,566
Accumulated deficit	(97,170)	(94,819)
Total stockholders’ equity	11,985	5,748
Total liabilities and stockholders’ equity	$14,305	$8,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$–	$21
Operating expenses:
Research and development	1,218	1,089
General and administrative	1,138	1,078
Total operating expenses	2,356	2,167
Operating loss	(2,356)	(2,146)
Total other income, net	5	27
Net loss	$(2,351)	$(2,119)
Net loss per share:
Basic and diluted	$(1.33)	$(5.71)
Weighted average shares: basic and diluted	1,772,970	371,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	669,433	$1	$100,566	$(94,819)	$5,748
Issuance of common stock under employee stock purchase plan	153	–	1	–	1
Cash in lieu of fractional shares for 1:55 reverse stock split	(1,364)	–	(15)	–	(15)
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs of $273	197,056	–	1,467	–	1,467
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs of $906	993,633	–	7,093	–	7,093
Issuance of common stock upon the exercise of pre-funded warrants	1,006,367	–	1	–	1
Issuance of common stock upon vesting of restricted stock units	2,573	–	(2)	–	(2)
Stock-based compensation expense	–	–	43	–	43
Net loss	–	–	–	(2,351)	(2,351)
Balance at March 31, 2020	2,867,851	$1	$109,154	$(97,170)	$11,985

For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	342,578	$–	$99,489	$(85,911)	$13,578
Issuance of common stock upon the exercise of pre-funded warrants	78,260	–	43	–	43
Issuance of restricted stock	4,419	–	–	–	–
Stock-based compensation expense	–	–	160	–	160
Net loss	–	–	–	(2,119)	(2,119)
Balance at March 31, 2019	425,257	$–	$99,692	$(88,030)	$11,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,351)	$(2,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	18
Non-cash lease expense	27	28
Non-cash stock-based compensation	43	160
Changes in operating assets and liabilities:
Prepaid expenses and other assets	49	86
Accounts payable	(124)	171
Accrued expenses and other liabilities	188	(491)
Lease liability	(26)	(28)
Net cash used in operating activities	(2,176)	(2,175)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(10)	(1)
Net cash used in investing activities	(10)	(1)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with the employee stock plan	1	–
Cash paid in lieu of fractional shares for 1:55 reverse stock split	(15)	–
Net proceeds from the issuance of common stock, pre-funded warrants and warrants	8,560	–
Proceeds from the exercise of pre-funded warrants	1	43
Payments of taxes for net share settled restricted stock unit issuances	(2)	–
Payments of capital lease obligations less than one year	(9)	–
Net cash provided by financing activities	8,536	43
Net increase (decrease) in cash and restricted cash	6,350	(2,133)
Cash and restricted cash at the beginning of period	6,984	14,929
Cash and restricted cash at the end of period	$13,334	$12,796
Supplemental disclosure of non-cash investing and financing activities:
Right of use asset obtained in exchange for operating lease liability	$–	$620
Acquisition of property and equipment included in accrued expenses and other current liabilities	$18	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a biotechnology company developing the next generation of immuno-oncology therapeutics based on its self-delivering RNAi (“INTASYL™”) therapeutic platform. The Company's efforts are focused on silencing tumor-induced suppression of the immune system through its proprietary INTASYL platform with utility in immune cells and the tumor micro-environment. The Company’s goal is to develop powerful INTASYL therapeutic compounds that can weaponize immune effector cells to overcome tumor immune escape, thereby providing patients a powerful new treatment option that goes beyond current treatment modalities.

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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization declared the outbreak a pandemic. We have not yet experienced any significant impacts or interruptions to our financial condition or results of operations as a result of the coronavirus pandemic at this time. If the measures to contain the outbreak continue or are extended, it may affect our operations and those of third parties on which we rely, including reducing the availability of supplies that we purchase, closures of or delays in businesses that we rely on to provide services and conduct preclinical and clinical activities for our product candidates, disrupting the supplies and services we rely on for the development of our product candidates, it may affect clinical trial initiations and participant recruitment and enrollments, all of which may in turn slow, delay or pause our research and development activities. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business and preclinical and clinical trial activities.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak that includes, but is not limited to, provisions providing aid to small businesses in the form of loans and grants and numerous tax provisions such as certain payroll tax benefits, changes to the net operating loss rules, and the business interest expense deduction rules. The Company does not expect the provisions in the CARES Act to have a material impact on its condensed consolidated financial statements. As there is a high degree of uncertainty around its implementation the Company is assessing and will continue to assess the potential impacts of the CARES Act on our business, results of operations and financial statements.

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

Leases

In connection with the adoption on January 1, 2019, the Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”). At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and recognizes the classification of the lease as operating or financing. At the commencement date of the lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term.

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

Derivative Financial Instruments

The Company follows the provisions of the FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Financial instruments that meet the definition of a derivative are classified as an asset or liability and measured at fair value on the issuance date and are revalued on each subsequent balance sheet date. The changes in fair value are recognized as current period income or loss. Financial instruments that do not meet the definition of a derivative are classified as equity and measured at fair value and recorded as additional paid-in capital in stockholders’ equity at the date of issuance. No further adjustments to their valuation are made.

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

Stock-based Compensation

The Company follows the provisions of the FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards. Stock-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is recognized as an expense over the requisite service period.

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

3. Liquidity and Going Concern

The Company has reported recurring losses from operations since inception and expects that the Company will continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. The Company’s ability to continue to fund its operations is dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. If these conditions in the capital markets continue for an extended period of time it may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to complete our preclinical and planned clinical studies on a timely basis, or at all. The ultimate impact of the coronavirus pandemic on our liquidity is highly uncertain and subject to change. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or seek to merge with or to be acquired by another company.

The Company believes that its existing cash, along with the completion of our recent capital raise in April 2020, should be sufficient to fund operations for at least the next 12 months.

4. Recent Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-18, “Collaborative Arrangements (Topic 808)” (“Topic 808”), which clarifies the interaction between Topic 808 and ASC Topic 606, “Revenue from Customers.” The update provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under ASC Topic 606 and provide more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. This will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. This guidance is required to be applied retrospectively to the date of our adoption of ASC Topic 606, which was in the first quarter of 2018. The Company adopted ASU 2018-18 in the first quarter of 2020. The Company also elected to apply ASU 2018-18 only to contracts that were not completed at the date of initial application of Topic 606. Since the Company has no significant revenue, this ASU has no immediate impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in the update simplify the accounting for income taxes by eliminating the exceptions related to the incremental approach for intraperiod tax allocation, the recognition of a deferred tax liability for equity method investments, not recognizing a deferred tax liability for a foreign subsidiary and the general methodology for calculating income taxes in an interim period. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for public entities for fiscal years, and the interim periods within those fiscal years, beginning after December 20, 2020. Early adoption is permitted. The Company is evaluating the expected impact this guidance may have on our consolidated financial statements and related disclosures.

5. Leases

On January 22, 2019, the Company amended the lease for its corporate headquarters and primary research facility in Marlborough, Massachusetts. The Company leases 7,581 square feet of office and laboratory space, which will expire on March 31, 2024. The lease contains an option to terminate the lease after two years or three years by providing advance written notice of termination pursuant to the terms of the agreement. The exercise of this option was not determined to be reasonably certain and thus is not included in the lease liability on the Company’s balance sheet.

The lease for our corporate headquarters represents substantially all of our significant lease obligations. The amounts reported in the condensed consolidated balance sheet for operating leases in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except lease term and discount rate:

	March 31, 2020	December 31, 2019
Assets
Right of use asset	$484	$511
Liabilities
Lease liability, current	109	107
Lease liability, non-current	383	411
Total lease liability	$492	$518
Lease Term and Discount Rate
Weighted average remaining lease term	4.08	4.43
Weighted average discount rate	4.70%	4.64%

Operating lease cost included in operating expense under our operating lease was $33,000 and $28,000 for the three months ended March 31, 2020 and 2019, respectively. Short-term lease costs were not material for the three months ended March 31, 2020 and 2019.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheet and included in lease liability within changes of operating assets and liabilities in the operating activities of our condensed consolidated statement of cash flow was $31,200 and $28,000 for the three months ended March 31, 2020 and 2019, respectively.

Future lease payments for non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of March 31, 2020 is as follows, in thousands:

2020 (remaining)	$96
2021	132
2022	135
2023	140
2024	35
Total lease payments	538
Less: Imputed interest	(46)
Total operating lease liabilities (includes current portion)	$492

6. Stockholders’ Equity

February 2020 Registered Direct Offering and Private Placement — On February 6, 2020, the Company completed a registered direct offering (the “February 2020 Registered Offering”) of 197,056 shares of the Company’s common stock at a purchase price of $8.705 per share and in a concurrent private placement, sold warrants to purchase an aggregate of 197,056 shares of the Company’s common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $8.71 per share. Net proceeds to the Company from the February 2020 Registered Offering were $1,467,000 after deducting placement agent fees and offering expenses paid by the Company. In connection with the February 2020 Registered Offering, the Company also issued warrants to purchase a total of 14,779 shares of the Company’s common stock with an exercise price of $11.0375 per share to the placement agent, H.C. Wainwright & Co., LLC (“HCW”).

February 2020 Underwritten Public Offering — On February 13, 2020, the Company completed an underwritten public offering of 993,633 shares of the Company’s common stock and pre-funded warrants (the “2020 Pre-Funded Warrants”) to purchase an aggregate of 1,006,367 shares of the Company’s common stock (the “February 2020 Underwritten Offering”). The 2020 Pre-Funded Warrants were immediately exercisable at an exercise price per share of $0.001. Each share of Company common stock or 2020 Pre-Funded Warrant, as applicable, was sold as a unit with a warrant to purchase one share of Company common stock at an exercise price of $4.00 per share (the “February 2020 Warrants”). The combined public offering price was $4.00 per Company common stock unit or $3.999 per 2020 Pre-Funded Warrant unit. Net proceeds from the February 2020 Underwritten Offering were $7,093,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

The Company also granted HCW, as underwriter, a 30-day option (the “Option”) to purchase up to an additional 300,000 shares of Company common stock and/or February 2020 Warrants to purchase up to an aggregate of 300,000 shares of Company common stock. On February 12, 2020, HCW partially exercised the Option to purchase an aggregate of 300,000 additional February 2020 Warrants at a public offering price per option warrant of $0.001.

Additionally, pursuant to the February 2020 Underwritten Offering, the Company issued warrants to purchase up to 150,000 shares of Company common stock, immediately exercisable at an exercise price of $5.00 per share to HCW, as underwriter.

Warrants

The Company first assesses the warrants it issues under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether they are within the scope of ASC 480. As there are no instances outside of the Company’s control that could require cash settlement of the warrants, including the warrants issued in the February 2020 Registered Offering and February 2020 Underwritten Offering, the Company’s outstanding warrants are outside the scope of ASC 480.

The Company then applies and follows the applicable accounting guidance in ASC 815. Financial instruments are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. The Company’s outstanding warrants do not meet the definition of a derivative instrument as they are indexed to the Company’s common stock and classified within stockholders’ equity. Based on this determination, the Company’s warrants issued in the February 2020 Registered Offering, February 2020 Underwritten Offering, and all of the Company’s remaining outstanding warrants issued are classified within stockholders’ equity.

The following table summarizes the Company’s outstanding equity-classified warrants at March 31, 2020:

			Balance				Balance
	Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	March 31,
Description	Price	Date	2019	Issued	Exercised	Expired	2020
June 2015 Warrants	$2,860.00	6/2/2020	2,364	–	–	–	2,364
December 2016 Warrants	$495.00	12/21/2021	23,233	–	–	–	23,233
April 2018 Warrants	$173.25	5/31/2023	20,599	–	–	–	20,599
April 2018 Placement Agent Warrants	$223.00	4/9/2023	1,373	–	–	–	1,373
October 2018 Warrants	$10.45	10/3/2025	389,610	–	–	–	389,610
October 2018 Underwriter Warrants	$13.06	10/1/2023	29,220	–	–	–	29,220
November 2019 Placement Agent Warrants	$6.875	11/18/2024	13,636	–	–	–	13,636
February 2020 Registered Direct Warrants	$8.71	8/6/2025	–	197,056	–	–	197,056
February 2020 Placement Agent Warrants	$11.0375	2/4/2025	–	14,779	–	–	14,779
February 2020 Underwritten Offering Warrants	$4.00	2/13/2025	–	2,300,000	–	–	2,300,000
February 2020 Pre-funded Warrants	$0.001	No expiration	–	1,006,367	(1,006,367)	–	–
February 2020 Underwriter Warrants	$5.00	2/11/2025	–	150,000	–	–	150,000
			480,035	3,668,202	(1,006,367)	–	3,141,870

During the quarter ended March 31, 2020, the Company received proceeds of $1,000 from the exercise of the 2020 Pre-Funded Warrants for a total of 1,006,367 shares of common stock. During the quarter ended March 31, 2019, the Company received proceeds of $43,000 from the exercise of pre-funded warrants issued in 2018 for a total of 78,260 shares of common stock.

7. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	March 31,
	2020	2019
Options to purchase common stock	2,637	2,716
Restricted stock units	11,178	7,045
Warrants to purchase common stock	3,141,870	518,477
Total	3,155,685	528,238

8. Stock-based Compensation

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2012 Long-Term Incentive Plan or as inducement grants issued outside of the plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of service requirements, similar to our option grants. Upon vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The fair value of the RSUs awarded are based upon the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested units at December 31, 2019	14,945	$20.50
Granted	–	–
Vested	(3,403)	16.28
Forfeited	(364)	12.65
Unvested units at March 31, 2020	11,178	$22.04

Stock-based compensation expense related to RSUs for the three months ended March 31, 2020 and 2019 was $29,000 and $35,000, respectively.

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

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,659	$3,298.90
Granted	–	–
Exercised	–	–
Cancelled	(22)	10,484.90
Balance at March 31, 2020	2,637	$3,252.04	$–
Exercisable at March 31, 2020	1,418	$5,952.48	$–

Stock-based compensation expense related to stock options for the three months ended March 31, 2020 and 2019 was $14,000 and $19,000, respectively.

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

The fair value of the restricted stock was based on the Company’s closing stock price on the date of grant and was expensed over the vesting period. During the three months ended March 31, 2019, the Company granted 4,419 shares of restricted stock in lieu of Compensation to Dr. Cauwenbergh and recorded $106,000 in stock-based compensation related to the restricted stock.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three months ended March 31, 2020 and 2019, in thousands:

	Three Months Ended
	March 31,
	2020	2019
Research and development	$6	$7
General and administrative	37	153
Total stock-based compensation	$43	$160

9. Subsequent Events

April 2020 Registered Direct Offering and Private Placement — On April 2, 2020, the Company closed a registered direct offering of 1,713,064 shares of the Company’s common stock at a purchase price of $2.21 per share and in a concurrent private placement, sold warrants to purchase an aggregate of 1,713,064 shares of the Company’s common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $2.21 per share (the “April 2020 Registered Offering”). Net proceeds to the Company from the April 2020 Registered Offering are estimated to be approximately $3,500,000 after deducting placement agent fees and offering expenses. In connection with the April 2020 Registered Offering, the Company issued warrants to purchase a total of 128,480 shares of Company common stock with an exercise price of $2.9188 per share to HCW, as the placement agent.

On May 11, 2020, the Company received loan proceeds in the amount of $231,252 from Bank of America, N.A., as lender, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan matures on May 11, 2022 and bears interest at a rate of 1% per year. Monthly principal and interest payments are deferred for six months after the date of disbursement. The loan may be forgiven if used for eligible purposes, including payroll, benefits, rent and utilities. The Company carefully assessed the requirements for application under the PPP and believes that the loan is necessary to support its operations. In connection with and in addition to the PPP, we have taken other proactive steps to control costs in response to the coronavirus pandemic and these actions include the reduction of the salaries of our senior management team by 10% through the remainder of 2020, or as market conditions improve. We believe these savings will help mitigate the financial impact of the coronavirus pandemic on our financial condition and reduce the need to furlough or lay-off our employees, which could be counterproductive and result in delays to our research and development activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Risks that could cause actual results to vary from expected results expressed in our forward-looking statements include, but are not limited to, the impact to our business and operations by the recent coronavirus outbreak, the development of our product candidates, our ability to execute on business strategies, our ability to develop our product candidates with collaboration partners, the timeline and duration for advancing our product candidates into clinical development, results from our preclinical and clinical activities and our ability to obtain future financing. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors” and in other filings the Company periodically makes with the SEC. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

Overview

Phio Pharmaceuticals Corp. is a biotechnology company developing the next generation of immuno-oncology therapeutics based on our self-delivering RNAi (“INTASYL™”) therapeutic platform. Our efforts are focused on silencing tumor-induced suppression of the immune system through our proprietary INTASYL platform with utility in immune cells and the tumor micro-environment. Our goal is to develop powerful INTASYL therapeutic compounds that can weaponize immune effector cells to overcome tumor immune escape, thereby providing patients a powerful new treatment option that goes beyond current treatment modalities.

Our development efforts are based on our broadly patented INTASYL technology platform. Our INTASYL compounds do not require a delivery vehicle to penetrate into tissues and cells and are designed to “silence” or down-regulate, the expression of a specific gene which is over-expressed in cancer. We believe that our INTASYL platform uniquely positions the Company in the field of immuno-oncology because of this and the following reasons:

•	Efficient uptake of INTASYL to immune cells obviating the need for facilitated delivery (mechanical or formulation);

•	Can target multiple genes (i.e. multiple immunosuppression pathways) in a single therapeutic entity;

•	Gene silencing by INTASYL has been shown to have a sustained, or long-term, effect in vivo;

•	Favorable clinical safety profile of INTASYL with local administration; and

•	Can be readily manufactured under current good manufacturing practices.

The self-delivering nature of our compounds makes INTASYL ideally suited for use with adoptive cell transfer (“ACT”) treatments and direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors, or genetically engineered immune cells recognizing tumor neoantigen/neoepitope cells.

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

We have developed a product platform based on our INTASYL technology that allows easy, precise, rapid, and selective non-genetically modified programming of ACT cells (ex vivo, during manufacturing) and of the TME (in vivo, by local application), resulting in improved immunotherapy.

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

In ACT, immune cells are isolated from patients, donors or retrieved from allogeneic immune cell banks. The immune cells are then expanded and modified before being returned and used to treat the patient. We believe our INTASYL compounds are ideally suited to be used in combination with ACT, in order to make these immune cells more effective.

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. Because our INTASYL compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering. This step uses our INTASYL technology to reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL compounds, we can reduce the expression of immunosuppressive proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL treatment results in potent silencing while maintaining close to 100% transfection efficiency and nearly full cell viability. After enhancing these cells ex vivo, they are returned to the patient for treatment.

Our lead product candidate and most advanced program being developed in ACT is PH-762, an INTASYL compound that targets the checkpoint protein PD-1. Checkpoint proteins, such as PD-1, normally act as a type of “off switch” that prevents T cells from attacking certain cells, such as cancer cells, in the body. Our T cells are immune cells that protect the body from cancer cells and are important for the activation of immune cells to fight infection.

Data developed by Phio and with collaborators has shown that PH-762 can silence PD-1 checkpoint expression, thereby removing the “off switch” and resulting in enhanced T cell activation and tumor cytotoxicity. Data released in November 2019 further supported the application of INTASYL technology in immunotherapy of cancer. PH-762 was shown to silence the expression of PD-1 in target human T cells in a potent and durable manner suitable for both ACT and intra-tumoral injection and was also shown to increase function of patient derived TILs for ACT.

We are also developing our INTASYL compound PH-804 for use in ACT. PH-804 targets the suppressive immune receptor TIGIT, which is a checkpoint protein present on T cells and NK cells. To date, we have shown that PH-804 can silence the expression of TIGIT in NK cells and T cells, overcoming their “off switch” and the cells becoming “weaponized” to kill cancer cells.

Our third recently announced product candidate is PH-894, an INTASYL compound that targets BRD4, a regulator of gene expression impacting cell differentiation. In previous studies, PH-894 has been shown to improve T cell function and persistence by differentiating T cells into a more active state (effector memory phenotype). Data, completed in partnership with the Karolinska Institutet, presented in November 2019 demonstrated that the application of PH-894, was shown to silence BRD4 in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity. With this data, as well as results with several compounds in both T cells and NK cells, we announced the expansion of our collaboration with the Karolinska Institutet in November 2019 to build upon these findings and develop INTASYL compounds for additional targets and cell types toward clinical application in areas of the Karolinska Institutet’s ongoing clinical research.

In March 2020, we entered into a collaboration and option agreement with Medigene AG and the Helmholtz Zentrum München (“HMGU”). This three-way collaboration expands upon our outstanding research agreement with HMGU to design and develop novel candidates for the use of INTASYL compounds in ACT to enhance immune cell function. Under the agreement, Medigene AG will contribute expertise regarding clinical development, as well as proprietary research material and has the option to an exclusive license for the clinical and/or commercial development of the potential immune cell enhancers.

Tumor Micro-Environment

The TME is the environment that surrounds and feeds a tumor, including normal cells, blood vessels, immune cells, and the extracellular matrix. The TME is an immunosuppressive microenvironment that inhibits the immune system’s natural ability to recognize and destroy tumor cells by negatively impacting how immunosuppressive cells are being attracted and activated. Reprogramming different components of the TME may overcome resistance to immunotherapy. Such reprogramming of the TME by INTASYL compounds through direct local administration into the tumor, could potentially become an important form of therapy. The Company has previously shown in a clinical setting that our INTASYL compounds are safe and well-tolerated following local administration, therefore we believe that our INTASYL technology can not only be used with ACT, but can also be used as an independent therapeutic platform.

We have pipeline programs in place for the development of INTASYL compounds for direct administration into the tumor, including the use of PH-762, PH-804 and PH-894 for in situ transfection and activation of immune cells in the TME.

Data presented in January 2020 from in vivo studies performed by the Company showed that intra-tumoral injection of a mouse version of PH-804 reduced the tumor growth in colorectal carcinoma tumor bearing mice, which was shown to inhibit tumor growth and was correlated with the silencing of TIGIT mRNA expression and in increase in cytotoxic effector T cells in the TME.

Building on the animal data with PH-804, the Company conducted several animal studies with a mouse version of PH-762 and with PH-894 in a validated mouse model of hepatocellular carcinoma. These studies showed that a local administration of the mouse version of PH-762 or PH-894 through intra-tumoral injection resulted in potent anti-tumoral effects. The treated animals showed a complete and statistically significant inhibition of tumor growth, whereas placebo treated animals displayed exponential tumor growth. The preclinical findings demonstrate that direct injection of INTASYL compounds can successfully infiltrate solid tumors and impact the TME by activating the immune response in animal models of solid tumors resulting in reduced tumor growth. This is one of the key challenges for many other immunotherapy platforms to be able to achieve an adequate therapeutic effect in solid tumors.

We are also investigating other relevant compounds for TME targets, such as PH-790, an INTASYL compound targeting PD-L1. PD-L1 is a protein formed by cancer cells that activate the PD-1 “off switch” on immune cells. Our approach with PH-790 is to block the formation of the PD-L1 protein, which may prevent cancer cells from inactivating T cells and attack the cancer, and will be evaluated alongside PH-762.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization declared the outbreak a pandemic.

Health and Safety

From the first signs of the outbreak, we have taken proactive measures to protect the health and safety of our employees. We have implemented safety measures following the guidance provided by the World Health Organization and the Centers for Disease Control such as working remotely for employee personnel who do not need to be physically present in our premises, social distancing protocols, suspending travel, and extensively and frequently disinfecting our workspaces. We expect to continue following these safety measures and may take further actions as we require, as government authorities require or recommend, or as we determine to be in the best interests of our employees, partners and suppliers.

Operations

The coronavirus pandemic is affecting the United States and global economies and as a result, government authorities have implemented restrictions and limited certain operations, such as limits on the number of people at a gathering, travel restrictions and shelter-in-place orders, to try and slow the spread of coronavirus. Our office and lab space are located in one facility in Marlborough, Massachusetts and on March 23, 2020, Massachusetts ordered most physical business workplaces closed, mandating work-from-home arrangements, where feasible, in response to the coronavirus pandemic. This order excluded businesses that provide certain essential services, which included companies operating in the biotechnology and life sciences industry. As a result, our facility currently remains operational with employee personnel who do not need to be physically present in our premises working remotely. While these measures may be modified or extended, we expect that our activities, including our internal research and development functions, will remain largely operational.

We have experienced limited absenteeism from our employees who are required to be physically present in our premises to perform their job functions as well as from our employees who are working remotely. We do not currently expect that our operations will be significantly impacted by employee absenteeism.

While we believe the impact to our internal operations has been minimal thus far, current and future restrictions may further impact our operations, as well as those of our partners and suppliers and may slow or diminish our research and development activities.

Supply and Services

We have not yet experienced any significant impacts or interruptions to our supply chain or third-party vendors as a result of the coronavirus pandemic. If the measures to contain the outbreak continue or are extended, it may affect our operations and those of third parties on which we rely, including causing disruptions in the supplies we order, outsourced development services for our product candidates and the conduct of current and planned preclinical and clinical studies. For example, certain third-party contract research organizations (“CROs”) that perform preclinical research studies have faced impacts to their operations due to restrictions on the shipment of critical materials that are needed for this type of research. In this instance, we have been able to engage with CROs in areas where there are no restrictions or these restrictions have been lifted. If measures such as these are modified or extended, it could reduce the availability of supplies and services that we purchase, or closures of businesses that we outsource work to and may result in higher costs or delays, which may in turn slow or delay our research and development activities.

We anticipate a decline in the commencement of clinical trials, at least in the short-term, as Institutional Review Boards (the “IRB”) are currently focused on reviewing and approving clinical trial protocols related to COVID-19. Additionally, due to the implementation of restrictive measures such as shelter-in-place orders by government authorities in the United States and global economies to try and contain the spread of coronavirus, we anticipate a significant decline, at least in the short-term, in the enrollment of patients in clinical trials outside of those related to COVID-19. Therefore, our planned preclinical and clinical activities may be temporarily delayed or paused. As we are dependent on a third-party partner for the development of PH-762 in ACT therapy, we may not be successful in negotiating agreements for its development activities due to our partners’ own strategic and corporate objectives to reduce the impact of the coronavirus pandemic on their operations and due to the decrease in clinical trials and enrollments. Therefore, our PH-762 program in ACT may be delayed as a result. The required studies and steps needed to initiate a clinical trial with PH-762 via direct injection in the 2021 timeframe are continuing and ongoing, however, the impact to the preclinical and clinical development activities for this program are difficult to assess or predict at this time. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business and preclinical and clinical trial activities.

Liquidity and Capital Resources

While we believe that the coronavirus pandemic has not had a significant impact on our financial condition and results of operations at this time, the extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. We believe that our current cash on hand, along with the completion of our recent capital raise in April 2020 to strengthen our balance sheet, should be sufficient to fund our operations for at least the next twelve months.

On May 11, 2020, the Company received loan proceeds in the amount of $231,252 from Bank of America, N.A., as lender, pursuant to the PPP under the CARES Act. The PPP loan matures on May 11, 2022 and bears interest at a rate of 1% per year. Monthly principal and interest payments are deferred for six months after the date of disbursement. The loan may be forgiven if used for eligible purposes, including payroll, benefits, rent and utilities. The Company carefully assessed the requirements for application under the PPP and believes that the loan is necessary to support its operations. In connection with and in addition to the PPP, we have taken other proactive steps to control costs in response to the coronavirus pandemic and these actions include the reduction of the salaries of our senior management team by 10% through the remainder of 2020, or as market conditions improve. We believe these savings will help mitigate the financial impact of the coronavirus pandemic on our financial condition and reduce the need to furlough or lay-off our employees, which could be counterproductive and result in delays to our research and development activities.

Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to complete our preclinical and planned clinical studies on a timely basis, or at all. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or the impact on our business, financial condition, or our preclinical and clinical trial activities. There may be developments outside of our control that require us to adjust our operating plans and given the nature of the situation, cannot reasonably estimate the impact of the coronavirus on our financial condition, results of operations or cash flows in the future.

In addition, risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors,” which was filed with the SEC on March 26, 2020, should be read in conjunction with Part II—Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on March 26, 2020.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2020	2019	Dollar Change
Revenues	$–	$21	$(21)
Operating expenses	2,356	2,167	189
Operating loss	(2,356)	(2,146)	(210)
Net loss	$(2,351)	$(2,119)	$(232)

Comparison of the Three Months Ended March 31, 2020 and 2019

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2020	2019	Dollar Change
Research and development	$1,218	$1,089	$129
General and administrative	1,138	1,078	60
Total operating expenses	$2,356	$2,167	$189

Research and Development Expenses

Research and development expenses relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, expenses associated with preclinical and clinical development activities and other operating costs.

Research and development expenses for the three months ended March 31, 2020 increased 12% as compared with the three months ended March 31, 2019, primarily due to the use of outside CROs to perform preclinical animal studies for the Company’s INTASYL pipeline programs and an increase in headcount and the related payroll expenses as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended March 31, 2020 increased 6% as compared with the three months ended March 31, 2019, primarily due to payroll-related expenses and transfer agent fees in relation to the Company’s reverse stock split.

Liquidity and Capital Resources

On August 8, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth therein, over the 30-month term of the 2017 Purchase Agreement. The 2017 Purchase Agreement expired on April 1, 2020 and a total of 9,000 shares of common stock were sold to LPC for net proceeds of $1,602,000 under the 2017 Purchase Agreement.

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

On February 6, 2020, the Company closed its February 2020 Registered Offering. Net proceeds to the Company from the February 2020 Registered Offering were $1,467,000 after deducting placement agent fees and offering expenses paid by the Company.

On February 13, 2020, the Company closed its February 2020 Underwritten Offering. Net proceeds from the February 2020 Underwritten Offering were $7,093,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On April 2, 2020, the Company closed its April 2020 Registered Offering. Net proceeds to the Company from the April 2020 Registered Offering are estimated to be approximately $3,500,000 after deducting placement agent fees and offering expenses.

We had cash of $13,284,000 as of March 31, 2020, compared with $6,934,000 as of December 31, 2019. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. If these conditions in the capital markets continue for an extended period of time it may impact our ability to raise capital. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. We believe that our existing cash should be sufficient to fund operations for at least the next twelve months.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(2,176)	$(2,175)
Net cash used in investing activities	(10)	(1)
Net cash provided by financing activities	8,536	43
Net increase (decrease) in cash and restricted cash	$6,350	$(2,133)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $2,176,000 for the three months ended March 31, 2020, as compared with $2,175,000 for the three months ended March 31, 2019. Net cashflows from operating activities were consistent year over year.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $10,000 for the three months ended March 31, 2020, as compared with $1,000 for the three months ended March 31, 2019. The increase in net cash flows from investing activities was primarily related to an increase in the purchase of laboratory and computer equipment as compared to the same period in the period year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $8,536,000 for the three months ended March 31, 2020, as compared with $43,000 for the three months ended March 31, 2019. The increase in net cashflows from financings activities was primarily due to the net proceeds received by the Company from the February 2020 Registered Offering and February 2020 Underwritten Offering as compared with the Company’s financing activities during the same period in the prior year, which were related to the exercise of pre-funded warrants.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 26, 2020, for further discussion of these indemnification agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who is also acting as our principal financial officer) and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to various legal proceedings and complaints arising in the ordinary course of business. There are none deemed to be material at this time.

ITEM 1A.	RISK FACTORS

Please carefully consider the information set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks.

Risks Relating to Our Business and Industry

Our business and operations may be materially and adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in China and in March 2020, the World Health Organization declared the outbreak a pandemic. The coronavirus pandemic is affecting the United States and global economies and as a result, government authorities have implemented restrictions and limited certain operations, such as limits on the number of people at a gathering, travel restrictions and shelter-in-place orders, to try and slow the spread of coronavirus. These mandates generally exclude businesses that provide certain essential services, which includes companies operating in the biotechnology and life sciences industry. As a result, our facility currently remains operational with employee personnel who do not need to be physically present in our premises working remotely. While the majority of these mandates have specific end dates, they may be modified or extended and as a result there is uncertainty regarding the length of time that such measures will be place. We believe the impact to our operations has been not material thus far, however current and future restrictions may further impact our operations, as well as those of our partners and suppliers and may slow or diminish our research and development activities.

In response to the coronavirus pandemic, we have taken proactive measures to protect the health and safety of our employees. We have implemented safety measures following the guidance provided by the World Health Organization and the Centers for Disease Control such as working remotely for employee personnel who do not need to be physically present in our premises, social distancing protocols, suspending travel and extensively and frequently disinfecting our workspaces. We have experienced limited absenteeism from our employees who are required to be physically present in our premises to perform their job functions as well as from our employees who are working remotely, but absenteeism may increase in the future, employees working remotely may experience limited productivity due to the resources available at home or we may not be able to maintain the necessary information technology infrastructure to adequately support our employees working remotely. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We expect to continue following these safety measures and may take further actions as we require, as government authorities require or recommend, or as we determine to be in the best interests of our employees, partners and suppliers.

The extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We do not yet know the full extent of potential delays or the impact on our business, financial condition, or our preclinical and clinical trial activities. There may be developments outside of our control that require us to adjust our operating plans and given the nature of the situation, cannot reasonably estimate the impact of the coronavirus pandemic on our financial condition, results of operations or cash flows in the future.

We rely upon third parties for the supply of our product candidates, other resources and the conduct of our preclinical and clinical activities.

We have not yet experienced any significant impacts or interruptions to our supply chain or third-party vendors as a result of the coronavirus pandemic. If the measures to contain the outbreak continue or are extended, it may affect our operations and those of third parties on which we rely, including causing disruptions in the supplies we order, outsourced development services for our product candidates and the conduct of current and planned preclinical and clinical studies. For example, certain third-party CROs that perform preclinical research studies have faced impacts to their operations due to restrictions on the shipment of critical materials that are needed for this type of research. In this instance, we have been able to engage with CROs in areas where there are no restrictions, restrictions are about to be lifted, or these restrictions have already been lifted. If measures such as these are modified or extended, it could reduce the availability of supplies and services that we purchase, or closures of businesses that we outsource work to and may result in higher costs or delays, which may in turn slow or delay our research and development activities. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business and preclinical and clinical trial activities.

Anticipated declines in the commencement of and enrollment of clinical trials, at least in the short-term, may cause delays in any future planned clinical trials for our product candidates and may adversely affect our business.

The first stage of the Federal Drug Administration (the “FDA”) approval process for a new biologic or drug involves the submission of an investigational new drug application, which includes the clinical protocol along with the approval of the IRB at the institutions participating in the trials prior to commencement of human clinical trials.

We anticipate a decline in the commencement of clinical trials, at least in the short-term, as regulatory authorities and IRBs are currently focused on reviewing and approving clinical trial protocols related to COVID-19. Additionally, due to the implementation of restrictive measures such as shelter-in-place orders by government authorities in the United States and global economies to try and contain the spread of coronavirus, we anticipate a significant decline, at least in the short-term, in the enrollment of patients in clinical trials outside of those related to COVID-19. The impact on clinical trial operations may be temporarily delayed or regulatory clearances and approvals paused. Therefore, our planned preclinical and clinical activities may be temporarily delayed or paused as a result, which may, in turn, impact our expected pipeline milestones. As we are dependent on a third-party partner for the development of PH-762 in ACT therapy, we may not be successful in negotiating agreements for its development activities due to our partners’ own strategic and corporate objectives to reduce the impact of the pandemic on their operations and due to the decrease in clinical trials and enrollments. Therefore, our PH-762 program in ACT may be delayed as a result. The required studies and steps needed to initiate a clinical trial with PH-762 via direct injection in the 2021 timeframe are continuing and ongoing, however, the impact to the preclinical and clinical development activities for this program are difficult to assess or predict at this time. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business and preclinical and clinical trial activities and these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

We may not be able to obtain sufficient financing and may not be able to develop our product candidates.

We believe that our current cash on hand along with the completion of our recent capital raise in April 2020 to strengthen our balance sheet should be sufficient to fund our operations for at least the next twelve months. However, we have generated significant losses to date, have not generated any product revenue and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through drug development and the regulatory process. In the future, we may need to issue equity or incur debt in order to fund our planned expenditures, as well as to make acquisitions and other investments. We cannot assure you that equity or debt financing will be available to us on acceptable terms, or at all. If we cannot, or are limited in the ability to, issue equity, incur debt or enter into strategic collaborations, we may be unable to fund the discovery and development of our product candidates, address gaps in our product offerings or improve our technology.

Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to complete our preclinical and planned clinical studies on a timely basis, or at all. The ultimate impact of coronavirus is highly uncertain and subject to change. We do not yet know the full extent of potential delays or the impact on our business, financial condition, or our preclinical and clinical trial activities. There may be developments outside of our control that require us to adjust our operating plans and given the nature of the situation, cannot reasonably estimate the impact of the coronavirus on our financial condition, results of operations or cash flows in the future.

We anticipate that we will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but is not limited to the following:

•	To conduct research and development to successfully develop our technologies;

•	To obtain regulatory approval for our products;

•	To file and prosecute patent applications and to defend and assess patents to protect our technologies;

•	To retain qualified employees, particularly in light of intense competition for qualified personnel;

•	To manufacture products ourselves or through third parties;

•	To market our products, either through building our own sales and distribution capabilities or relying on third parties; and

•	To acquire new technologies, licenses or products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of Phio Pharmaceuticals Corp. for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (2) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019; (3) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019; (4) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer

Date: May 12, 2020

