Form 10-Q
period 2020-06-30
Phio Pharmaceuticals Corp.
filed 2020-08-12
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, Phio Pharmaceuticals Corp. had 5,780,226 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$18,864	$6,934
Restricted cash	50	50
Prepaid expenses and other current assets	640	316
Total current assets	19,554	7,300
Right of use asset	456	511
Property and equipment, net	183	210
Other assets	18	18
Total assets	$20,211	$8,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481	$809
Accrued expenses and other current liabilities	1,301	964
Lease liability	111	107
Total current liabilities	1,893	1,880
Lease liability, net of current portion	354	411
Long-term debt	231	–
Total liabilities	2,478	2,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,780,226 and 669,433 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	116,574	100,566
Accumulated deficit	(98,842)	(94,819)
Total stockholders’ equity	17,733	5,748
Total liabilities and stockholders’ equity	$20,211	$8,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$–	$–	$–	$21
Operating expenses:
Research and development	779	1,146	1,997	2,235
General and administrative	890	913	2,028	1,991
Total operating expenses	1,669	2,059	4,025	4,226
Operating loss	(1,669)	(2,059)	(4,025)	(4,205)
Total other income (expense), net	(3)	24	2	51
Net loss	$(1,672)	$(2,035)	$(4,023)	$(4,154)
Net loss per share:
Basic and diluted	$(0.34)	$(4.62)	$(1.19)	$(10.23)
Weighted average shares: basic and diluted	4,966,047	440,482	3,378,233	406,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	669,433	$1	$100,566	$(94,819)	$5,748
Issuance of common stock under employee stock purchase plan	153	–	1	–	1
Cash in lieu of fractional shares for 1:55 reverse stock split	(1,364)	–	(15)	–	(15)
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs of $273	197,056	–	1,467	–	1,467
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs of $906	993,633	–	7,093	–	7,093
Issuance of common stock upon the exercise of warrants	1,006,367	–	1	–	1
Issuance of common stock upon vesting of restricted stock units	2,573	–	(2)	–	(2)
Stock-based compensation expense	–	–	43	–	43
Net loss	–	–	–	(2,351)	(2,351)
Balance at March 31, 2020	2,867,851	1	109,154	(97,170)	11,985
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs of $473	1,713,064	–	3,527	–	3,527
Issuance of common stock upon the exercise of warrants	1,199,296	–	3,863	–	3,863
Issuance of common stock upon vesting of restricted stock units	15	–	–	–	–
Stock-based compensation expense	–	–	30	–	30
Net loss	–	–	–	(1,672)	(1,672)
Balance at June 30, 2020	5,780,226	$1	$116,574	$(98,842)	$17,733

For the Three and Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	342,578	$–	$99,489	$(85,911)	$13,578
Issuance of common stock upon the exercise of warrants	78,260	–	43	–	43
Issuance of restricted stock	4,419	–	–	–	–
Stock-based compensation expense	–	–	160	–	160
Net loss	–	–	–	(2,119)	(2,119)
Balance at March 31, 2019	425,257	–	99,692	(88,030)	11,662
Issuance of common stock upon the exercise of warrants	30,910	–	17	–	17
Issuance of common stock under the employee stock purchase plan	36	–	1	–	1
Stock-based compensation expense	–	–	62	–	62
Net loss	–	–	–	(2,035)	(2,035)
Balance at June 30, 2019	456,203	$–	$99,772	$(90,065)	$9,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,023)	$(4,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	36
Non-cash lease expense	55	55
Non-cash stock-based compensation	73	222
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(324)	(304)
Accounts payable	(328)	186
Accrued expenses and other liabilities	355	(96)
Lease liability	(53)	(53)
Net cash used in operating activities	(4,208)	(4,108)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(10)	(16)
Net cash used in investing activities	(10)	(16)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	12,087	–
Net proceeds from the exercise of warrants	3,864	60
Proceeds from the issuance of common stock in connection with the employee stock plan	1	1
Cash paid in lieu of fractional shares for 1:55 reverse stock split	(15)	–
Proceeds from debt	231	–
Payments of taxes for net share settled restricted stock unit issuances	(2)	–
Payments of capital lease obligations less than one year	(18)	–
Net cash provided by financing activities	16,148	61
Net increase (decrease) in cash and restricted cash	11,930	(4,063)
Cash and restricted cash at the beginning of period	6,984	14,929
Cash and restricted cash at the end of period	$18,914	$10,866
Supplemental disclosure of non-cash investing and financing activities:
Right of use asset obtained in exchange for operating lease liability	$–	$620

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a biotechnology company developing the next generation of immuno-oncology therapeutics based on its self-delivering RNAi (“INTASYL™”) therapeutic platform. The Company's efforts are focused on silencing tumor-induced suppression of the immune system through its proprietary INTASYL platform with utility in immune cells and the tumor micro-environment. The Company’s goal is to develop powerful INTASYL therapeutic compounds that can weaponize immune effector cells to overcome tumor immune escape, thereby potentially providing patients a powerful new treatment option that goes beyond current treatment modalities.

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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus, causing COVID-19, was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization declared the outbreak a pandemic. We have not yet experienced any significant impacts or interruptions to our financial condition or operations as a result of the coronavirus pandemic at this time, but have begun to see impacts and delays with third party service providers that are presumably related to the pandemic. Without a sustained improvement of the current situation, we may experience significant and longer lasting impacts to certain of our development activities outsourced to third-party service providers beginning in the second half of 2020. If the measures to contain the outbreak continue or are extended, it may have a more significant effect on our operations and those of third parties on which we rely, including reducing the availability of supplies that we purchase, closures of or delays in businesses that we rely on to provide services and conduct preclinical and clinical activities for our product candidates and disrupting the supplies and services we rely on for the development of our product candidates. Additionally, a long lasting pandemic may adversely affect future clinical trial initiations and participant recruitment and enrollments, all of which may in turn slow, delay or pause our research and development activities. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and certain of our business operations may be delayed. The Company does not yet know the full extent of such potential delays or impacts on its business and preclinical and clinical trial activities. Moreover, the pandemic creates uncertainty around our ability to access capital markets and raise additional working capital that we will need to sustain our operations over the long term, particularly if the impacts of the pandemic are long lasting and affect us and our vendors and contractors.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak that includes, but is not limited to, provisions providing aid to small businesses in the form of loans and grants and numerous tax provisions such as certain payroll tax benefits, changes to the net operating loss rules, and the business interest expense deduction rules. On May 11, 2020, the Company received loan proceeds pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), which amends the PPP created by the CARES Act. The Flexibility Act revises certain terms and provisions of the PPP to address issues raised by eligible borrowers adversely impacted by the ongoing COVID-19 pandemic. Refer to footnote 6 for further details. The Company does not expect the provisions outside of the PPP in the CARES Act to have a material impact on its condensed consolidated financial statements. As there continues to be updates to the implementation of the provisions under the CARES Act, the Company will continue to assess the potential impacts on our business, results of operations and financial statements.

Uses of Estimates in Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas subject to significant estimates and judgement include, among others, those related to the fair value of equity awards, research and development expenses, right of use lease assets, the fair value of financial instruments, useful lives of property and equipment, income taxes, and our valuation allowance on our deferred tax assets. On an ongoing basis we evaluate our estimates and base our estimates on historical experience and other relevant assumptions that we believe are reasonable under the circumstances, including as a result of new information that may emerge concerning the coronavirus pandemic. We have made estimates of the impact of the coronavirus pandemic within our financial statements and there may be changes to those estimates in future periods. Actual results could differ materially from these estimates.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for restricted cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

3. Liquidity and Going Concern

The Company has reported recurring losses from operations since inception and expects that the Company will continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. The Company’s ability to continue to fund its operations is dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain its operations. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. While the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, if these conditions in the capital markets continue for an extended period of time it may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to complete our planned preclinical and clinical studies on a timely basis, or at all. The ultimate impact of the coronavirus pandemic on our liquidity is highly uncertain and subject to change. While we anticipate that we may experience an impact to our research and development activities, we do not yet know the full extent of potential delays or the impact on our business, financial condition, or our preclinical and clinical trial activities. There may be developments outside of our control that require us to adjust our operating plans and given the nature of the situation, cannot reasonably estimate the impact of the coronavirus on our financial condition, results of operations or cash flows in the future. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or seek to merge with or to be acquired by another company.

While we believe that the coronavirus pandemic has not had a significant impact on our financial condition and results of operations at this time, the extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. The Company believes that its existing cash, should be sufficient to fund operations for at least the next 12 months from the date of the release of these financial statements.

4. Recent Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-18, “Collaborative Arrangements (Topic 808)” (“Topic 808”), which clarifies the interaction between Topic 808 and ASC Topic 606, “Revenue from Customers.” The update provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under ASC Topic 606 and provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. This guidance is required to be applied retrospectively to the date of adoption of ASC Topic 606. The Company adopted ASC Topic 606 in the first quarter of 2018 and adopted ASU 2018-18 in the first quarter of 2020. The Company also elected to apply ASU 2018-18 only to contracts that were not completed at the date of initial application of Topic 606. Since the Company has no significant revenue, this ASU has no immediate impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in the update simplify the accounting for income taxes by eliminating the exceptions related to the incremental approach for intraperiod tax allocation, the recognition of a deferred tax liability for equity method investments, not recognizing a deferred tax liability for a foreign subsidiary and the general methodology for calculating income taxes in an interim period. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for public entities for fiscal years, and the interim periods within those fiscal years, beginning after December 20, 2020. Early adoption is permitted. The Company is evaluating the expected impact this guidance may have on the consolidated financial statements and related disclosures.

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

The lease for our corporate headquarters represents substantially all of our significant lease obligations. The amounts reported in the condensed consolidated balance sheet for operating leases in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except lease term and discount rate:

	June 30, 2020	December 31, 2019
Assets
Right of use asset	$456	$511
Liabilities
Lease liability, current	111	107
Lease liability, non-current	354	411
Total lease liability	$465	$518
Lease Term and Discount Rate
Weighted average remaining lease term	3.96	4.43
Weighted average discount rate	4.70%	4.64%

Operating lease cost included in operating expense was $33,000 and $33,000 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, operating lease cost included in operating expense was $66,000 and $61,000, respectively. Short-term lease costs were not material for the three and six months ended June 30, 2020 and 2019.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheet and included in lease liability within changes of operating assets and liabilities in the operating activities of our condensed consolidated statement of cash flow was $32,200 and $31,000 for the three months ended June 30, 2020 and 2019, respectively, and $63,400 and $59,000 for the six months ended June 30, 2020 and 2019, respectively.

Future lease payments for our non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of June 30, 2020 is as follows, in thousands:

2020 (remaining)	$64
2021	132
2022	135
2023	140
2024	35
Total lease payments	506
Less: Imputed interest	(41)
Total operating lease liabilities (includes current portion)	$465

6. Debt

On May 11, 2020, the Company received loan proceeds in the amount of $231,252 from Bank of America, N.A., as lender, pursuant to the PPP under the CARES Act. The PPP loan matures on May 11, 2022 and bears interest at a rate of 1% per year. The loan may be forgiven if used for eligible purposes, including payroll, benefits, rent and utilities. Under the Flexibility Act, the definition of a covered period for which a borrower must spend the PPP loan proceeds in order to be eligible for PPP loan forgiveness was extended from an eight (8) week covered period to the earlier of the date that is twenty-four (24) weeks from the date the loan was funded or December 31, 2020. Additionally, monthly principal, interest and other fee payments are deferred until the date on which the determination of PPP loan forgiveness is remitted to the lender, or ten (10) months after the end of the borrower’s loan forgiveness covered period.

The Company carefully assessed the requirements for application under the PPP and believes that the loan is necessary to support its operations. The Company intends to apply for loan forgiveness, but as loan forgiveness has not yet been determined the Company followed the guidance under the FASB ASC Topic 470, “Debt” (“ASC 470”) in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of PPP loan proceeds received and will accrue interest over the term of the loan. As the Company has twenty-four weeks from May 11, 2020, or the date the loan was funded, for spending the loan proceeds and at least ten months to apply for loan forgiveness, the PPP proceeds have been classified as long-term on the balance sheet.

7. Stockholders’ Equity

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

April 2020 Registered Direct Offering and Private Placement — On April 2, 2020, the Company completed a registered direct offering (the “April 2020 Offering”) of 1,713,064 shares of the Company’s common stock at a purchase price of $2.21 per share and in a concurrent private placement, sold warrants to purchase an aggregate of 1,713,064 shares of the Company’s common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $2.21 per share. Net proceeds to the Company from the April 2020 Offering were $3,527,000 after deducting placement agent fees and offering expenses paid by the Company. In connection with the April 2020 Offering, the Company also issued warrants to purchase a total of 128,480 shares of the Company’s common stock with an exercise price of $2.9188 per share to the placement agent, HCW.

Warrants

The Company first assesses the warrants it issues under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether they are within the scope of ASC 480. As there are no instances outside of the Company’s control that could require cash settlement of the warrants, including the warrants issued by the Company during the six months ended June 30, 2020, the Company’s outstanding warrants are outside the scope of ASC 480.

The Company then applies and follows the applicable accounting guidance in ASC 815. Financial instruments are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. The Company’s outstanding warrants do not meet the definition of a derivative instrument as they are indexed to the Company’s common stock and classified within stockholders’ equity. Based on this determination, the Company’s warrants issued in the February 2020 Registered Offering, February 2020 Underwritten Offering, April 2020 Offering, as well as all of the Company’s remaining outstanding warrants, are classified within stockholders’ equity.

The following table summarizes the Company’s outstanding equity-classified warrants at June 30, 2020:

			Balance				Balance
	Exercise	Expiration	December 31,	Warrants	Warrants	Warrants	June 30,
Description	Price	Date	2019	Issued	Exercised	Expired	2020
June 2015 Warrants	$2,860.00	6/2/2020	2,364	–	–	(2,364)	–
December 2016 Warrants	$495.00	12/21/2021	23,233	–	–	–	23,233
April 2018 Warrants	$173.25	5/31/2023	20,599	–	–	–	20,599
April 2018 Placement Agent Warrants	$223.00	4/9/2023	1,373	–	–	–	1,373
October 2018 Warrants	$10.45	10/3/2025	389,610	–	–	–	389,610
October 2018 Underwriter Warrants	$13.06	10/1/2023	29,220	–	–	–	29,220
November 2019 Placement Agent Warrants	$6.875	11/18/2024	13,636	–	–	–	13,636
February 2020 Registered Direct Warrants	$8.71	8/6/2025	–	197,056	–	–	197,056
February 2020 Placement Agent Warrants	$11.0375	2/4/2025	–	14,779	–	–	14,779
February 2020 Underwritten Offering Warrants	$4.00	2/13/2025	–	2,300,000	(973,500)	–	1,326,500
February 2020 Pre-funded Warrants	$0.001	No expiration	–	1,006,367	(1,006,367)	–	–
February 2020 Underwriter Warrants	$5.00	2/11/2025	–	150,000	–	–	150,000
April 2020 Warrants	$2.21	10/2/2025	–	1,713,064	(428,266)	–	1,284,798
April 2020 Placement Agent Warrants	$2.9188	3/31/2025	–	128,480	–	–	128,480
			480,035	5,509,746	(2,408,133)	(2,364)	3,579,284

During the three months ended June 30, 2020, the Company received net proceeds of $3,863,000 from the exercise of warrants. During the three months ended June 30, 2019, the Company received net proceeds of $17,000 from the exercise of warrants.

During the six months ended June 30, 2020, the Company received net proceeds of $3,864,000 from the exercise of warrants. During the six months ended June 30, 2019, the Company received net proceeds of $60,000 from the exercise of warrants.

Of the warrants exercised during the three and six months ended June 30, 2020, 428,266 of the Company’s April 2020 Warrants were exercised via a cashless exercise transaction and as a result a total of 225,796 shares of common stock were issued. There were no cashless exercises of warrants in the same periods in the prior year.

8. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	June 30,
	2020	2019
Options to purchase common stock	2,637	2,807
Restricted stock units	11,155	11,190
Warrants to purchase common stock	3,579,284	487,569
Total	3,593,076	501,566

9. Stock-based Compensation

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2012 Long-Term Incentive Plan or as inducement grants issued outside of the plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of service requirements. Upon vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The fair value of the RSUs awarded are based upon the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested units at December 31, 2019	14,945	$20.50
Granted	–	–
Vested	(3,426)	16.34
Forfeited	(364)	12.65
Unvested units at June 30, 2020	11,155	$22.03

Stock-based compensation expense related to RSUs for the three months ended June 30, 2020 and 2019 was $19,000 and $44,000, respectively. Stock-based compensation expense related to RSUs for the six months ended June 30, 2020 and 2019 was $48,000 and $79,000, respectively.

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

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,659	$3,298.90
Granted	–	–
Exercised	–	–
Cancelled	(22)	10,484.90
Balance at June 30, 2020	2,637	$3,252.04	$–
Exercisable at June 30, 2020	1,455	$5,804.91	$–

Stock-based compensation expense related to stock options for the three months ended June 30, 2020 and 2019 was $11,000 and $18,000, respectively. Stock-based compensation expense related to stock options for the six months ended June 30, 2020 and 2019 was $25,000 and $37,000, respectively.

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

The fair value of the restricted stock was based on the Company’s closing stock price on the date of grant and was expensed over the vesting period. During the six months ended June 30, 2019, the Company granted 4,419 shares of restricted stock in lieu of Compensation to Dr. Cauwenbergh and recorded $106,000 in stock-based compensation related to the restricted stock.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and six months ended June 30, 2020 and 2019, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$5	$12	$11	$19
General and administrative	25	50	62	203
Total stock-based compensation	$30	$62	$73	$222

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020.

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

Overview

Phio Pharmaceuticals Corp. is a biotechnology company developing the next generation of immuno-oncology therapeutics based on our self-delivering RNAi (“INTASYL™”) therapeutic platform. Our efforts are focused on silencing tumor-induced suppression of the immune system through our proprietary INTASYL platform with utility in immune cells and the tumor micro-environment. Our goal is to develop powerful INTASYL therapeutic compounds that can weaponize immune effector cells to overcome tumor immune escape, thereby potentially providing patients a powerful new treatment option that goes beyond current treatment modalities.

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

The self-delivering nature of our compounds makes INTASYL ideally suited for use with adoptive cell transfer (“ACT”) treatments and direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties, after growing them in a lab to large numbers. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors, or genetically engineered immune cells that recognize tumor cells.

Regardless of the source of immune cells (ACT or naturally occurring immune cells), in patients with solid tumors, these cells face several hurdles. Multiple inhibitory mechanisms restrain immune cells from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence. Furthermore, the immunosuppressive tumor micro-environment (the “TME”) can pose a formidable barrier to immune cell infiltration and function.

We have developed a product platform based on our INTASYL technology that allows easy, precise, rapid, and selective non-genetically modified programming of ACT cells (ex vivo, during manufacturing) and of the TME (in vivo, by local application), resulting in improved immunotherapy.

Adoptive Cell Transfer

ACT includes a number of different types of immunotherapy treatments. These treatments use immune cells, isolated from patients, donors or retrieved from allogeneic immune cell banks. They are grown in a lab to large numbers, followed by administering them to the body to fight the cancer cells. Sometimes, immune cells that naturally recognize a tumor are used, while other times immune cells are modified or “genetically engineered” to make them recognize and kill the cancer cells. There are several types of ACT, including: a.) non-engineered cell therapy in which immune cells are grown from the patient’s tumor or blood, such as tumor infiltrating lymphocytes (“TILs”), or from donor blood or tissue such as natural killer (“NK”) cells, dendritic cells (“DC”) and macrophages, and b.) genetically engineered immune cells that are genetically modified to recognize specific tumor proteins and to remain in an activated state (such as T cell receptor technology (“TCRs”), chimeric antigen receptor (“CAR”) T cells, or CAR-NK cells).

In ACT, such immune cells are then expanded and modified before being returned and used to treat the patient. Multiple inhibitory mechanisms restrain immune cells used in ACT from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence, and other barriers to immune cell infiltration and function mainly in solid tumors. We believe our INTASYL compounds are ideally suited to be used in combination with ACT, in order to make these immune cells more effective without the need for additional complicated manufacturing steps and/or genetic engineering.

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. Because our INTASYL compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering and without additional needed complex manufacturing steps. By merely adding INTASYL to the cell culture media used during the cell expansion, we can reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL compounds, we can reduce the expression of immunosuppressive proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL treatment results in potent silencing through close to 100% transfection efficiency and while maintaining nearly full cell viability. After expanding these cells and enhancing them with INTASYL ex vivo, they are returned to the patient for treatment.

Our lead product candidate and most advanced program being developed in ACT is PH-762, an INTASYL compound that targets the checkpoint protein PD-1. Checkpoint proteins, such as PD-1, normally act as a type of “off switch” that prevents T cells from attacking certain cells, such as cancer cells, in the body. Our T cells are immune cells that protect the body from cancer cells and infections.

Data developed by Phio and with collaborators has shown that PH-762 silences PD-1 checkpoint expression, thereby removing the “off switch” and resulting in enhanced T cell activation and tumor cytotoxicity. Experimental data shows that PH-762 can silence the expression of PD-1 in target human T cells in a potent and durable manner, and can increase function of patient derived TILs for use in ACT, showing that PH-762 is suitable for use both in ACT and as a standalone therapeutic through intra-tumoral injection. This supports the application of INTASYL technology in immunotherapy of cancer.

We are also developing our INTASYL compound PH-804 for use in ACT. PH-804 targets the suppressive immune receptor TIGIT, which is a checkpoint protein present on T cells and NK cells. To date, we have shown that PH-804 can silence the expression of TIGIT in NK cells and T cells, overcoming their “off switch” and the cells becoming “weaponized” to kill cancer cells.

Our third recently announced product candidate is PH-894, an INTASYL compound that targets BRD4, a regulator of gene expression impacting cell differentiation. In previous studies, PH-894 has been shown to improve T cell function and persistence by differentiating T cells into a more active state (effector memory phenotype). Data, completed in partnership with the Karolinska Institutet, demonstrated that the application of PH-894, was shown to silence BRD4 in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity. With this data, as well as results with several compounds in both T cells and NK cells, we announced the expansion of our collaboration with the Karolinska Institutet in November 2019 to build upon these findings and develop INTASYL compounds for additional targets and cell types toward clinical application in areas of the Karolinska Institutet’s ongoing clinical research.

In March 2020, we entered into a collaboration and option agreement with Medigene AG and the Helmholtz Zentrum München (“HMGU”). This three-way collaboration expands upon our outstanding research agreement with HMGU to design and develop novel candidates for the use of INTASYL compounds in ACT to enhance immune cell function. Under the agreement, Medigene AG will contribute expertise regarding clinical development, as well as proprietary research material and has the option to an exclusive license for the clinical and/or commercial development of certain INTASYL immune cell enhancers.

Tumor Micro-Environment

The TME is the environment that surrounds and feeds a tumor, including normal cells, blood vessels, immune cells, and the extracellular matrix. The TME is an immunosuppressive environment that inhibits the immune system’s natural ability to recognize and destroy tumor cells by negatively impacting how immunosuppressive cells are being attracted and activated. Reprogramming different components of the TME may overcome resistance to immunotherapy. Such reprogramming of the TME by INTASYL compounds through direct local administration into the tumor, could potentially become an important form of therapy. The Company has previously shown in a clinical setting that our INTASYL compounds are safe and well-tolerated following local administration, therefore we believe that our INTASYL technology can not only be used with ACT, but can also be used as an independent therapeutic platform.

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

Building on the animal data with PH-804, the Company conducted several animal studies with a mouse version of PH-762 and with PH-894 in a validated mouse model of hepatocellular carcinoma. These studies showed that local administration of the mouse version of PH-762 or PH-894 through intra-tumoral injection resulted in potent anti-tumoral effects. The treated animals showed a complete and statistically significant inhibition of tumor growth, whereas placebo treated animals displayed exponential tumor growth. The combined PH-804, PH-762, and PH-894 data further shows that INTASYL compounds can trigger associated changes in the TME such as an increase of TILs, including CD8+ T cells responsible for tumor cell killing, and an increase of activation markers on these cells. These preclinical findings demonstrate that direct injection of INTASYL compounds can successfully infiltrate solid tumors and impact the TME by activating the immune response in animal models of solid tumors resulting in reduced tumor growth. This is one of the key challenges for many other immunotherapy platforms to be able to achieve an adequate therapeutic effect in solid tumors.

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

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared the outbreak a pandemic.

Health and Safety

From the first signs of the outbreak, we have taken proactive measures intended to protect the health and safety of our employees. We have implemented safety measures following the guidance provided by the WHO and the Centers for Disease Control (the “CDC”) such as working remotely for employee personnel who do not need to be physically present in our premises, social distancing protocols, suspending travel, and extensively and frequently disinfecting our workspaces. We expect to continue following these safety measures and may take further actions as we require, as government authorities require or recommend, or as we determine to be in the best interests of our employees, partners and suppliers.

Operations

The coronavirus pandemic is affecting the United States and global economies and as a result, government authorities have implemented restrictions and limited certain operations, such as limits on the number of people at a gathering, travel restrictions and stay-at-home orders, to try and slow the spread of coronavirus. Our office and lab space are located in one facility in Marlborough, Massachusetts and on March 23, 2020, Massachusetts ordered most physical business workplaces closed, mandating work-from-home arrangements, where feasible, in response to the coronavirus pandemic. The order excluded businesses that provide certain essential services, which included companies operating in the biotechnology and life sciences industry. As a result, our facility remained operational with employee personnel who did not need to be physically present in our premises working remotely during that time.

On May 18, 2020, Massachusetts commenced its four phased approach and re-opening plan of the economy, which allows for the gradual re-opening of each sector, industry and business in line with state mandated workplace safety standards and sector-specific protocols and best practices. The Company’s facilities remain operational and are operating in accordance with Massachusetts’ mandated requirements, as well as in accordance with the federal government, WHO, CDC and other governmental authority guidelines. Employee personnel who do not need to be physically present on our premises are continuing to work remotely, but have the ability to be on site as required. Safety measures are in place for the health and safety of our employees, including formal policies related to wearing a face mask, staggered scheduling and socially distancing, in line with the guidelines provided by government authorities. While these measures may be modified or extended, we expect that our activities, including our internal research and development functions, will continue to remain largely operational.

We have experienced limited absenteeism from our employees and we do not currently expect that our operations will be significantly impacted by employee absenteeism.

While we believe the impact to our internal operations has been minimal thus far, current and future restrictions may further impact our operations and may slow or diminish our research and development activities.

Supply and Services

If the measures to contain the outbreak continue or are extended, it may affect our operations and those of third parties on which we rely, including causing disruptions in the supplies we order, outsourced development services for our product candidates and the conduct of current and planned preclinical and clinical studies. We have not yet experienced any significant impacts or interruptions to our supply chain or third-party vendors as a result of the coronavirus pandemic, but are starting to see some of the third-parties on which we rely becoming impacted. If the measures to contain the outbreak are continued or extended, it may affect our operations and those of our service providers. Without a swift improvement of the current situation, we may experience significant impacts to certain of our development activities outsourced to third-party service providers beginning in the second half of 2020. For example, our development activities may get delayed due to the availability and restrictions on shipment of critical materials that are needed for these development activities. Thus far, we have been able to engage with third-party service providers in areas with limited or no impact (e.g. countries with limited or no restrictions), but with the global spread of the virus and associated restrictions, this is no longer possible. Our service providers, for example those performing required preclinical research studies, are now facing impacts to their operations, including restrictions on the availability of critical materials that are needed for this type of research. If the measures to contain the outbreak are extended or further expanded, it could reduce or delay the availability of supplies and services that we purchase and outsource. This may in turn slow or delay our research and development activities, and/or result in higher costs.

We anticipate a decline in the commencement of future clinical trials, at least in the short-term, as many Institutional Review Boards (the “IRB”) are currently focused on reviewing and approving clinical trial protocols related to COVID-19. Additionally, due to the implementation of restrictive measures such as stay-at-home orders by government authorities in the United States and global economies to try and contain the spread of coronavirus, we anticipate a significant decline, at least in the short-term, in the enrollment of patients in clinical trials outside of those related to COVID-19.

The required studies and steps needed to initiate clinical trials with PH-762 in the 2021 timeframe are continuing and ongoing, however, the ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business and preclinical and clinical trial activities.

Liquidity and Capital Resources

While we believe that the coronavirus pandemic has not had a significant impact on our financial condition and results of operations at this time, the extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. We believe that our current cash on hand should be sufficient to fund our operations for at least the next twelve months from the date of the release of these financial statements, although the pandemic has created uncertainty around our ability to access capital markets to provide necessary working capital to fund our long term operations.

In light of this uncertainty around our ability to access additional working capital, on May 11, 2020, the Company received loan proceeds in the amount of $231,252 from Bank of America, N.A., as lender, pursuant to the PPP under the CARES Act. The PPP loan matures on May 11, 2022 and bears interest at a rate of 1% per year. The loan may be forgiven if used for eligible purposes, including payroll, benefits, rent and utilities. Monthly principal, interest and other fee payments are deferred until the date on which the determination of PPP loan forgiveness is remitted to the lender, or ten (10) months after the end of the borrower’s loan forgiveness covered period. The Company carefully assessed the requirements for application under the PPP and believes that the loan is necessary to support its operations. The Company intends to apply for loan forgiveness and while the Company has used the PPP loan proceeds for the eligible purposes allowed, the Company cannot guarantee that the loan will be forgiven.

In connection with and in addition to the PPP loan, we have taken other proactive steps to control costs in response to the coronavirus pandemic and these actions include the reduction of the salaries of our senior management team by 10% through the remainder of 2020, or as market conditions improve. We believe these savings will help mitigate the financial impact of the coronavirus pandemic on our financial condition and reduce or eliminate the need to furlough or lay-off our employees, which could be counterproductive and result in delays to our research and development activities.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2020	2019	Dollar Change	2020	2019	Dollar Change
Revenues	$–	$–	$–	$–	$21	$(21)
Operating expenses	1,669	2,059	(390)	4,025	4,226	(201)
Operating loss	(1,669)	(2,059)	390	(4,025)	(4,205)	180
Net loss	(1,672)	(2,035)	363	(4,023)	(4,154)	131

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2020	2019	Dollar Change	2020	2019	Dollar Change
Research and development	$779	$1,146	$(367)	$1,997	$2,235	$(238)
General and administrative	890	913	(23)	2,028	1,991	37
Total operating expenses	$1,669	$2,059	$(390)	$4,025	$4,226	$(201)

Research and Development Expenses

Research and development expenses relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, expenses associated with preclinical and clinical development activities and other operating costs.

Research and development expenses for the three months ended June 30, 2020 decreased 32% as compared with the three months ended June 30, 2019, primarily due to a decrease in the use of an outside interim temporary labor consultant and a reduction in patent-related expenses as compared to the prior year period.

Research and development expenses for the six months ended June 30, 2020 decreased 11% as compared with the six months ended June 30, 2019, primarily due to decreases in lab supply purchases, the use of an outside interim temporary labor consultant and a reduction in patent-related expenses as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended June 30, 2020 decreased 3% as compared with the three months ended June 30, 2019, primarily due to a decrease in stock-based compensation expense as compared with the same period in the prior year.

General and administrative expenses for the six months ended June 30, 2020 increased 2% as compared with the six months ended June 30, 2019, primarily due to an increase in legal fees offset by a decrease in recruiting fees to support employee hiring activities as compared to the same period in the prior year.

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

On April 2, 2020, the Company closed its April 2020 Offering. Net proceeds to the Company from the April 2020 Offering were $3,527,000 after deducting placement agent fees and offering expenses paid by the Company.

We had cash of $18,864,000 as of June 30, 2020, compared with $6,934,000 as of December 31, 2019. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. If these conditions in the capital markets continue for an extended period of time it may impact our ability to raise capital. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. We believe that our existing cash should be sufficient to fund operations for at least the next twelve months from the date of the release of these financial statements.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(4,208)	$(4,108)
Net cash used in investing activities	(10)	(16)
Net cash provided by financing activities	16,148	61
Net increase (decrease) in cash and restricted cash	$11,930	$(4,063)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $4,208,000 for the six months ended June 30, 2020, as compared with $4,108,000 for the six months ended June 30, 2019. The increase in net cashflows from operating activities was primarily due to an increase in cash used for working capital as compared to the same period in the prior year.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $10,000 for the six months ended June 30, 2020, as compared with $16,000 for the six months ended June 30, 2019. The decrease in net cash flows from investing activities was primarily related to the amount of laboratory and computer equipment purchases year over year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $16,148,000 for the six months ended June 30, 2020, as compared with $61,000 for the six months ended June 30, 2019. The increase in net cashflows from financing activities was primarily due to net proceeds received by the Company from the issuance of securities and warrant exercises during the six months ended June 30, 2020 as compared to the same period in the prior year.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in China and has since spread to other parts of the world. In March 2020, the WHO declared the outbreak a pandemic. The coronavirus pandemic is affecting the United States and global economies and as a result, government authorities have implemented restrictions and limited certain operations, such as limits on the number of people at a gathering, travel restrictions and stay-at-home orders, to try and slow the spread of coronavirus. These mandates generally excluded businesses that provide certain essential services, such as companies operating in the biotechnology and life sciences industry. As a result, our facility remained operational with employee personnel who did not need to be physically present in our premises working remotely during that time. In May 2020, Massachusetts, along with other states in the United States, began its re-opening of the economy, allowing for the gradual opening of businesses in line with state mandated workplace safety standards, specific protocols and best practices. The Company’s facilities remain operational and are operating in accordance with federal and state governmental authority guidelines. Employee personnel who do not need to be physically present on our premises are continuing to work remotely, but have the ability to be on site as required. While the majority of these mandates have specific end dates, they may be modified or extended and as a result there is uncertainty regarding the length of time that such measures will be place. We believe the impact to our internal operations has not been material thus far, however, current and future restrictions may further impact our operations and may slow or diminish our research and development activities.

In response to the coronavirus pandemic, we have taken proactive measures to protect the health and safety of our employees. We have implemented safety measures following the guidance provided by the WHO and the CDC such as working remotely for employee personnel who do not need to be physically present in our premises, social distancing protocols, suspending travel and extensively and frequently disinfecting our workspaces. We have experienced limited absenteeism from our employees, but absenteeism may increase in the future, employees working remotely may experience limited productivity due to the resources available at home or we may not be able to maintain the necessary information technology infrastructure to adequately support our employees working remotely. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We expect to continue following these safety measures and may take further actions as we require, as government authorities require or recommend, or as we determine to be in the best interests of our employees, partners and suppliers.

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

If the measures to contain the coronavirus outbreak continue or are extended, it may adversely affect our operations and those of third parties on which we rely, including causing disruptions in the supplies we order, outsourced development services for our product candidates and the conduct of current and planned preclinical and clinical studies. We have not yet experienced any significant impacts or interruptions to our supply chain or third-party vendors as a result of the coronavirus pandemic, but are starting to see some of the third-parties on which we rely becoming impacted. If the measures to contain the outbreak are continued or extended, it may affect our operations and those of our service providers. Without a sustained improvement of the current situation, we may experience significant impacts to certain of our development activities outsourced to third-party service providers beginning in the second half of 2020. Thus far, we have been able to engage with third-party service providers in areas with limited or no impact (e.g. countries with limited or no restrictions), but with the global spread of the virus and associated restrictions, this is no longer possible. Our service providers, for example those performing required preclinical research studies, are now facing impacts to their operations, including restrictions on the availability of critical materials that are needed for this type of research. If the measures to contain the outbreak are extended or further expanded, it could reduce or delay the availability of supplies and services that we purchase and outsource or result in closures of businesses that we work with. This may in turn slow or delay our research and development activities, and/or result in higher costs. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business and preclinical and clinical trial activities.

Anticipated declines in the commencement of and enrollment of clinical trials, at least in the short-term, may cause delays in any future planned clinical trials for our product candidates and may adversely affect our business.

The first stage of the Federal Drug Administration (the “FDA”) approval process for a new biologic or drug involves the submission of an investigational new drug application, which includes the clinical protocol along with the approval of the IRB at the institutions participating in the trials prior to commencement of human clinical trials. We anticipate a decline in the commencement of clinical trials, at least in the short-term, as regulatory authorities and IRBs are currently focused primarily on reviewing and approving clinical trial protocols related to COVID-19. Additionally, due to the implementation of restrictive measures such as stay-at-home orders by government authorities in the United States and global economies to try and contain the spread of coronavirus, we anticipate a significant decline, at least in the short-term, in the enrollment of patients in clinical trials outside of those related to COVID-19. The impact on clinical trial operations may be temporarily delayed or regulatory clearances and approvals paused. Therefore, our planned preclinical and clinical activities, including the commencement of clinical trials for our drug candidates, may be temporarily delayed or paused as a result, which may, in turn, impact our expected development milestones.

The required studies and steps needed to initiate clinical trials with PH-762 in the 2021 timeframe are continuing and ongoing, however, we are reliant on third-party service providers for certain of our preclinical and clinical activities who may be negatively impacted by the implementation of restrictive measures by governmental authorities which are difficult to assess or predict at this time. In turn, our PH-762 programs may be delayed as a result. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business and preclinical and clinical trial activities and these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

We may not be able to obtain sufficient financing and may not be able to develop our product candidates.

We believe that our current cash on hand should be sufficient to fund our operations for at least the next twelve months from the date of the release of these financial statements. However, we have generated significant losses to date, have not generated any product revenue and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through drug development and the regulatory process. In the future, we may need to issue equity or incur debt in order to fund our planned expenditures, as well as to make acquisitions and other investments. We cannot assure you that equity or debt financing will be available to us on acceptable terms, or at all. Were we able to access capital, there may be risks associated with the terms of such capital, including dilution (in the case of equity offerings), risks of repayment and default (in the case of debt) and reputational risks (in the case of obtaining government assistance, such as through a PPP loan). If we cannot, or are limited in the ability to, issue equity, incur debt or enter into strategic collaborations, we may be unable to fund the discovery and development of our product candidates, address gaps in our product offerings or improve our technology.

Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to complete our preclinical and planned clinical studies on a timely basis, or at all. The ultimate impact of coronavirus is highly uncertain and subject to change. While we anticipate that we will experience an impact to our research and development activities, we do not yet know the full extent of potential delays or the impact on our business, financial condition, or our preclinical and clinical trial activities. There may be developments outside of our control that require us to adjust our operating plans and given the nature of the situation, cannot reasonably estimate the impact of the coronavirus on our financial condition, results of operations or cash flows in the future.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings: any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, any action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law or the Company’s certificate of incorporation or bylaws, or any action asserting a claim against the Company governed by the internal affairs doctrine. Despite the fact that our certificate of incorporation provides for this exclusive forum provision to be applicable to the fullest extent permitted by applicable law, Section 27 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, this provision of our certificate of incorporation would not apply to claims brought to enforce a duty or liability created by the Securities Act, Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer.*

101	The following financial information from the Quarterly Report on Form 10-Q of Phio Pharmaceuticals Corp. for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (2) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019; (3) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019; (4) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019; and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer

Date: August 12, 2020

