Form 10-Q
period 2020-09-30
Phio Pharmaceuticals Corp.
filed 2020-11-10
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, Phio Pharmaceuticals Corp. had 5,780,592 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$16,868	$6,934
Restricted cash	50	50
Prepaid expenses and other current assets	702	316
Total current assets	17,620	7,300
Right of use asset	428	511
Property and equipment, net	173	210
Other assets	18	18
Total assets	$18,239	$8,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$742	$809
Accrued expenses and other current liabilities	1,375	964
Lease liability	113	107
Total current liabilities	2,230	1,880
Lease liability, net of current portion	325	411
Long-term debt	231	–
Total liabilities	2,786	2,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,780,533 and 669,433 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	116,603	100,566
Accumulated deficit	(101,151)	(94,819)
Total stockholders’ equity	15,453	5,748
Total liabilities and stockholders’ equity	$18,239	$8,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$–	$–	$–	$21
Operating expenses:
Research and development	1,256	1,042	3,253	3,277
General and administrative	1,050	1,071	3,078	3,062
Total operating expenses	2,306	2,113	6,331	6,339
Operating loss	(2,306)	(2,113)	(6,331)	(6,318)
Total other (expense) income, net	(3)	19	(1)	70
Net loss	$(2,309)	$(2,094)	$(6,332)	$(6,248)
Net loss per share:
Basic and diluted	$(0.40)	$(4.53)	$(1.51)	$(14.70)
Weighted average shares: basic and diluted	5,780,386	461,990	4,181,862	424,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three and Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	669,433	$1	$100,566	$(94,819)	$5,748
Issuance of common stock under employee stock purchase plan	153	–	1	–	1
Cash in lieu of fractional shares for 1:55 reverse stock split	(1,364)	–	(15)	–	(15)
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs of $273	197,056	–	1,467	–	1,467
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs of $906	993,633	–	7,093	–	7,093
Issuance of common stock upon the exercise of warrants	1,006,367	–	1	–	1
Issuance of common stock upon vesting of restricted stock units	2,573	–	(2)	–	(2)
Stock-based compensation expense	–	–	43	–	43
Net loss	–	–	–	(2,351)	(2,351)
Balance at March 31, 2020	2,867,851	1	109,154	(97,170)	11,985
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs of $473	1,713,064	–	3,527	–	3,527
Issuance of common stock upon the exercise of warrants	1,199,296	–	3,863	–	3,863
Issuance of common stock upon vesting of restricted stock units	15	–	–	–	–
Stock-based compensation expense	–	–	30	–	30
Net loss	–	–	–	(1,672)	(1,672)
Balance at June 30, 2020	5,780,226	1	116,574	(98,842)	17,733
Offering costs related to the exercise of warrants	–	–	(8)	–	(8)
Issuance of common stock upon vesting of restricted stock units	307	–	–	–	–
Stock-based compensation expense	–	–	37	–	37
Net loss	–	–	–	(2,309)	(2,309)
Balance at September 30, 2020	5,780,533	$1	$116,603	$(101,151)	$15,453

For the Three and Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	342,578	$–	$99,489	$(85,911)	$13,578
Issuance of common stock upon the exercise of warrants	78,260	–	43	–	43
Issuance of restricted stock	4,419	–	–	–	–
Stock-based compensation expense	–	–	160	–	160
Net loss	–	–	–	(2,119)	(2,119)
Balance at March 31, 2019	425,257	–	99,692	(88,030)	11,662
Issuance of common stock upon the exercise of warrants	30,910	–	17	–	17
Issuance of common stock under the employee stock purchase plan	36	–	1	–	1
Stock-based compensation expense	–	–	62	–	62
Net loss	–	–	–	(2,035)	(2,035)
Balance at June 30, 2019	456,203	–	99,772	(90,065)	9,707
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement, net of offering costs of $52	9,090	–	(52)	–	(52)
Issuance of common stock upon vesting of restricted stock units	1,154	–	(3)	–	(3)
Stock-based compensation expense	–	–	47	–	47
Net loss	–	–	–	(2,094)	(2,094)
Balance at September 30, 2019	466,447	$–	$99,764	$(92,159)	$7,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,332)	$(6,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	51
Non-cash lease expense	83	82
Non-cash stock-based compensation	110	269
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(386)	(330)
Accounts payable	(67)	306
Accrued expenses and other liabilities	438	(151)
Lease liability	(80)	(78)
Net cash used in operating activities	(6,179)	(6,099)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(18)	(77)
Net cash used in investing activities	(18)	(77)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	12,087	–
Net proceeds from the exercise of warrants	3,856	60
Financing costs from the issuance of common stock under Lincoln Park Capital, LLC purchase agreement	–	(52)
Proceeds from the issuance of common stock in connection with the employee stock plan	1	1
Cash paid in lieu of fractional shares for 1:55 reverse stock split	(15)	–
Proceeds from debt	231	–
Payments of taxes for net share settled restricted stock unit issuances	(2)	(3)
Payments of capital lease obligations less than one year	(27)	–
Net cash provided by financing activities	16,131	6
Net increase (decrease) in cash and restricted cash	9,934	(6,170)
Cash and restricted cash at the beginning of period	6,984	14,929
Cash and restricted cash at the end of period	$16,918	$8,759
Supplemental disclosure of non-cash investing and financing activities:
Right of use asset obtained in exchange for operating lease liability	$–	$620
Acquisition of property and equipment included in accrued expenses and other current liabilities	$–	$33

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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus, causing COVID-19, was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization declared the outbreak a pandemic. We have not yet experienced any significant impacts or interruptions to our financial condition or operations as a result of the coronavirus pandemic at this time, but have begun to see our third party suppliers and service providers on which we rely becoming impacted, presumably as a result of the pandemic. Without a significant and sustained improvement of the current situation, we may experience significant and longer lasting impacts to certain of our development activities outsourced to third-party service providers. If the measures to contain the outbreak continue or are extended, it may have a more significant effect on our operations and those of third parties on which we rely, including reducing the availability of supplies that we purchase, closures of or delays in businesses that we rely on to provide services and to conduct preclinical and clinical activities for our product candidates and disrupting the supplies and services we rely on for the development of our product candidates. Additionally, a long lasting pandemic may adversely affect future clinical trial initiations and participant recruitment and enrollments, all of which may in turn slow, delay or pause our research and development activities. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and certain of our business operations may be delayed. The Company does not yet know the full extent of such potential delays or impacts on its business and preclinical and clinical trial activities. Moreover, the pandemic creates uncertainty around our ability to access capital markets and raise additional working capital that we will need to sustain our operations over the long term, particularly if the impacts of the pandemic are long lasting and affect us and our vendors and contractors.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak that includes, but is not limited to, provisions providing aid to small businesses in the form of loans and grants and numerous tax provisions such as certain payroll tax benefits, changes to the net operating loss rules, and the business interest expense deduction rules. On May 11, 2020, the Company received loan proceeds pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), which amends the PPP created by the CARES Act. The Flexibility Act revises certain terms and provisions of the PPP to address issues raised by eligible borrowers adversely impacted by the ongoing COVID-19 pandemic. Refer to footnote 6 for further details. The Company does not expect the provisions outside of the PPP in the CARES Act to have a material impact on its condensed consolidated financial statements. As there continues to be updates to the provisions under the CARES Act, the Company will continue to assess the potential impacts on our business, results of operations and financial statements.

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

3. Liquidity and Going Concern

The Company has reported recurring losses from operations since inception and expects that the Company will continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. The Company’s ability to continue to fund its operations is dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain its operations. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. While the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, if these conditions in the capital markets continue for an extended period of time it may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to complete our planned preclinical and clinical studies on a timely basis, or at all. The ultimate impact of the coronavirus pandemic on our liquidity is highly uncertain and subject to change. While we anticipate that we may experience a continued impact to our research and development activities, we do not yet know the full extent of potential delays or the impact on our business, financial condition, or our preclinical and clinical trial activities. There may be developments outside of our control that require us to adjust our operating plans and given the nature of the situation, we cannot reasonably estimate the impact of the coronavirus on our financial condition, results of operations or cash flows in the future. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or seek to merge with or to be acquired by another company.

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

The lease for our corporate headquarters represents substantially all of our significant lease obligations. The amounts reported in the condensed consolidated balance sheets for operating leases in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except lease term and discount rate:

	September 30, 2020	December 31, 2019
Assets
Right of use asset	$428	$511
Liabilities
Lease liability, current	113	107
Lease liability, non-current	325	411
Total lease liability	$438	$518
Lease Term and Discount Rate
Weighted average remaining lease term	3.83	4.43
Weighted average discount rate	4.70%	4.64%

Operating lease cost included in operating expense was $33,000 and $33,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, operating lease cost included in operating expense was $99,000 and $94,000, respectively. Short-term lease costs were not material for the three and nine months ended September 30, 2020 and 2019.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of our condensed consolidated statement of cash flows was $32,200 and $31,000 for the three months ended September 30, 2020 and 2019, respectively, and $95,600 and $90,000 for the nine months ended September 30, 2020 and 2019, respectively.

Future lease payments for our non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of September 30, 2020 is as follows, in thousands:

2020 (remaining)	$32
2021	132
2022	135
2023	140
2024	35
Total lease payments	474
Less: Imputed interest	(36)
Total operating lease liabilities (includes current portion)	$438

6. Debt

On May 11, 2020, the Company received loan proceeds in the amount of $231,252 from Bank of America, N.A., as lender, pursuant to the PPP under the CARES Act. The PPP loan matures on May 11, 2022 and bears interest at a rate of 1% per year. The loan may be forgiven if used for eligible purposes, including payroll, benefits, rent and utilities. Under the Flexibility Act, the definition of a covered period for which a borrower must spend the PPP loan proceeds in order to be eligible for PPP loan forgiveness is the earlier of the date that is 24-weeks (or eight-weeks at the borrower’s option) from the date the loan was funded or December 31, 2020. Additionally, monthly principal and interest payments are deferred until the date on which the determination of PPP loan forgiveness is remitted to the lender, or 10 months after the end of the loan forgiveness covered period. Payment terms if the PPP loan is not forgiven are not known at this time.

The Company carefully assessed the requirements for application under the PPP and believes that the loan is necessary to support its operations. The Company intends to apply for loan forgiveness, but as loan forgiveness has not yet been determined the Company followed the guidance under the FASB ASC Topic 470, “Debt” (“ASC 470”) in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of PPP loan proceeds received and will accrue interest over the term of the loan. As of September 30, 2020, the PPP loan proceeds have been classified as long-term debt on the balance sheet.

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

Warrants

The Company first assesses the warrants it issues under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether they are within the scope of ASC 480. As there are no instances outside of the Company’s control that could require cash settlement of the warrants, including the warrants issued by the Company during the nine months ended September 30, 2020, the Company’s outstanding warrants are outside the scope of ASC 480.

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

The following table summarizes the Company’s outstanding equity-classified warrants at September 30, 2020:

	Exercise	Expiration	Balance December 31,	Warrants	Warrants	Warrants	Balance September 30,
Description	Price	Date	2019	Issued	Exercised	Expired	2020
June 2015 Warrants	$2,860.00	6/2/2020	2,364	–	–	(2,364)	–
December 2016 Warrants	$495.00	12/21/2021	23,233	–	–	–	23,233
April 2018 Warrants	$173.25	5/31/2023	20,599	–	–	–	20,599
April 2018 Placement Agent Warrants	$223.00	4/9/2023	1,373	–	–	–	1,373
October 2018 Warrants	$10.45	10/3/2025	389,610	–	–	–	389,610
October 2018 Underwriter Warrants	$13.06	10/1/2023	29,220	–	–	–	29,220
November 2019 Placement Agent Warrants	$6.875	11/18/2024	13,636	–	–	–	13,636
February 2020 Registered Direct Warrants	$8.71	8/6/2025	–	197,056	–	–	197,056
February 2020 Placement Agent Warrants	$11.0375	2/4/2025	–	14,779	–	–	14,779
February 2020 Underwritten Offering Warrants	$4.00	2/13/2025	–	2,300,000	(973,500)	–	1,326,500
February 2020 Pre-funded Warrants	$0.001	No expiration	–	1,006,367	(1,006,367)	–	–
February 2020 Underwriter Warrants	$5.00	2/11/2025	–	150,000	–	–	150,000
April 2020 Warrants	$2.21	10/2/2025	–	1,713,064	(428,266)	–	1,284,798
April 2020 Placement Agent Warrants	$2.9188	3/31/2025	–	128,480	–	–	128,480
			480,035	5,509,746	(2,408,133)	(2,364)	3,579,284

There were no warrants exercised during the three months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020, the Company received net proceeds of $3,856,000 from the exercise of warrants. During the nine months ended September 30, 2019, the Company received net proceeds of $60,000 from the exercise of warrants.

Of the warrants exercised during the nine months ended September 30, 2020, 428,266 of the Company’s April 2020 Warrants were exercised via a cashless exercise transaction and as a result a total of 225,796 shares of common stock were issued. There were no cashless exercises of warrants in the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

8. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	September 30,
	2020	2019
Options to purchase common stock	2,637	2,650
Restricted stock units	10,731	9,404
Warrants to purchase common stock	3,579,284	487,569
Total	3,592,652	499,623

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

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested units at December 31, 2019	14,945	$20.50
Granted	–	–
Vested	(3,782)	24.07
Forfeited	(432)	14.69
Unvested units at September 30, 2020	10,731	$19.47

Stock-based compensation expense related to RSUs for the three months ended September 30, 2020 and 2019 was $21,000 and $31,000, respectively. Stock-based compensation expense related to RSUs for the nine months ended September 30, 2020 and 2019 was $69,000 and $110,000, respectively.

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

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,659	$3,298.90
Granted	–	–
Exercised	–	–
Cancelled	(22)	10,484.90
Balance at September 30, 2020	2,637	$3,252.04	$–
Exercisable at September 30, 2020	1,842	$4,607.81	$–

Stock-based compensation expense related to stock options for the three months ended September 30, 2020 and 2019 was $16,000 and $16,000, respectively. Stock-based compensation expense related to stock options for the nine months ended September 30, 2020 and 2019 was $41,000 and $53,000, respectively.

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

The fair value of the restricted stock was based on the Company’s closing stock price on the date of grant and was expensed over the vesting period. During the nine months ended September 30, 2019, the Company granted 4,419 shares of restricted stock in lieu of Compensation to Dr. Cauwenbergh and recorded $106,000 in stock-based compensation related to the restricted stock.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$6	$6	$17	$25
General and administrative	31	41	93	244
Total stock-based compensation	$37	$47	$110	$269

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020.

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

Our development efforts are based on our broadly patented INTASYL technology platform. Our INTASYL compounds do not require a delivery vehicle to penetrate into tissues and cells and are designed to “silence” or down-regulate, the expression of a specific gene which is over-expressed in cancer. We believe that our INTASYL platform uniquely positions the Company in the field of immuno-oncology because of this and the following reasons:

•	Efficient uptake of INTASYL by target cells obviating the need for facilitated delivery (mechanical or formulation);

•	Does not require permanent genetic modification;

•	Can target multiple genes (i.e. multiple immunosuppression pathways) in a single therapeutic entity;

•	Gene silencing by INTASYL has been shown to have a sustained, or long-term, effect in vivo;

•	Favorable clinical safety profile of INTASYL with local administration; and

•	Can be readily manufactured under current good manufacturing practices.

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

We have developed a product platform based on our INTASYL technology that allows easy, precise, rapid, and selective non-genetically modified programming of ACT cells (ex vivo, during manufacturing) and of the TME (in vivo, by local application), resulting in reduced immune inhibition and in improved immunotherapy.

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

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. Because our INTASYL compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering and without additional needed complex manufacturing steps. By adding INTASYL to the cell culture media used during the cell expansion, we can reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL compounds, we can reduce the expression of immunosuppressive proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL treatment results in potent silencing with close to 100% transfection efficiency and while maintaining nearly full cell viability. After expanding these cells and enhancing them with INTASYL ex vivo, they are returned to the patient for treatment.

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

Our second ACT product candidate PH-894, an INTASYL compound that targets BRD4, is a regulator of gene expression impacting cell differentiation. In previous studies, PH-894 has been shown to improve T cell function and persistence by differentiating T cells into a more active state (stem-cell like memory phenotype). Data, completed in partnership with the Karolinska Institutet, demonstrated that the application of PH-894, was shown to silence BRD4 in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity, for example by improving T cell persistence. With this data, we expanded our collaboration with the Karolinska Institutet to build upon these findings and develop INTASYL compounds for additional targets and cell types toward clinical application in areas of the Karolinska Institutet’s ongoing clinical research.

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

We are also investigating other relevant compounds for TME targets, such as PH-790, an INTASYL compound targeting PD-L1. PD-L1 is a protein formed by cancer cells that activate the PD-1 “off switch” on immune cells. Our approach with PH-790 is to block the formation of the PD-L1 protein, which may prevent cancer cells from inactivating T cells and attack the cancer, and will be evaluated alongside PH-762. Previously, a series of preclinical in vivo studies in tumor models showed dose-dependent attenuated tumor growth for the INTASYL compounds compared to control groups. Recent data presented at the 35th Annual Meeting of Society for Immunotherapy of Cancer in November 2020 demonstrated that the antitumoral efficacy of our individual pipeline products, PH-762, PH-790 and PH-804, can be further improved by combining them in a single drug treatment. This data showed that the combination of our INTASYL compounds inhibited tumor growth without having a negative impact on the tolerability of the treatment.

Based on our positive preclinical data, the Company is preparing for its first in-human clinical study with PH-762 using intra-tumoral administration for patients with advanced melanoma. The rationale for the study and its design were recently presented at a key opinion leader event held by the Company in June 2020 with Dr. Caroline Robert of the Gustave Roussy Cancer Center in Paris, France who will be our lead principal investigator for the trial.

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

On May 18, 2020, Massachusetts commenced its four phased approach and re-opening plan of the economy, which allows for the gradual re-opening of each sector, industry and business in line with state mandated workplace safety standards and sector-specific protocols and best practices. The Company’s facilities remain operational and are operating in accordance with Massachusetts’ mandated requirements, as well as in accordance with the federal government, WHO, CDC and other governmental authority guidelines. Employee personnel who do not need to be physically present on our premises are continuing to work remotely, but have the ability to be on site as required. Safety measures are in place for the health and safety of our employees, including formal policies related to health checks, wearing a face mask, staggered scheduling and socially distancing, in line with the guidelines provided by government authorities. While these measures may be modified or extended, we expect that our activities, including our internal research and development functions, will continue to remain largely operational.

We have experienced limited absenteeism from our employees and we do not currently expect that our operations will be significantly impacted by employee absenteeism.

While we believe the impact to our internal operations has been minimal thus far, current and future restrictions may further impact our operations and may slow or diminish our research and development activities.

Supply and Services

If the measures to contain the outbreak continue or are extended, it may affect our operations and those of third parties on which we rely, including causing disruptions in the supplies we order, outsourced development services for our product candidates and the conduct of current and planned preclinical and clinical studies. Presumably as a result of the coronavirus pandemic, we have begun to see some of our third-party suppliers and service providers on which we rely becoming impacted. If the impact on their operations continue or extend, it may affect our operations. We previously had been able to engage with third-party service providers in areas with limited or no impact (e.g. countries with limited or no restrictions), but with the global spread of the virus and associated restrictions, this has been no longer possible. Our service providers, for example those performing required preclinical research studies, are now facing impacts to their operations, including restrictions on the availability of critical materials that are needed for this type of research. Without a significant and sustained improvement of the current situation, we may experience significant impacts to certain of our development activities outsourced to third-party service providers, however, the ultimate impact on our third-party service providers is highly uncertain and subject to change. If the measures to contain the outbreak are extended or further expanded, it could reduce or delay the availability of supplies and services that we purchase and outsource. This may in turn slow or delay our preclinical and clinical research and development activities, and/or result in higher costs.

We anticipate a continued decline in the commencement of new clinical trials, at least in the short-term, as many Institutional Review Boards (the “IRB”) are currently focused on reviewing and approving clinical trial protocols related to COVID-19. Additionally, due to the implementation of restrictive measures such as stay-at-home orders by government authorities in the United States and global economies to try and contain the spread of coronavirus, we anticipate a continued negative impacts, at least in the short-term, in the enrollment and participation of patients in clinical trials outside of those related to COVID-19.

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

In connection with and in addition to the PPP loan, we have taken other proactive steps to control costs in response to the coronavirus pandemic and these actions include the reduction of the salaries of our senior management team by 10% through the remainder of 2020. We believe these savings will help mitigate the financial impact of the coronavirus pandemic.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2020	2019	Dollar Change	2020	2019	Dollar Change
Revenues	$–	$–	$–	$–	$21	$(21)
Operating expenses	2,306	2,113	193	6,331	6,339	(8)
Operating loss	(2,306)	(2,113)	(193)	(6,331)	(6,318)	(13)
Net loss	(2,309)	(2,094)	(215)	(6,332)	(6,248)	(84)

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2020	2019	Dollar Change	2020	2019	Dollar Change
Research and development	$1,256	$1,042	$214	$3,253	$3,277	$(24)
General and administrative	1,050	1,071	(21)	3,078	3,062	16
Total operating expenses	$2,306	$2,113	$193	$6,331	$6,339	$(8)

Research and Development Expenses

Research and development expenses relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, expenses associated with preclinical and clinical development activities and other operating costs.

Research and development expenses for the three months ended September 30, 2020 increased 21% as compared with the three months ended September 30, 2019, primarily due to an increase in the use of third-party service providers to conduct preclinical research studies to support the development of the Company's pipeline programs as compared to the prior year period offset by a decrease in the use of an outside interim temporary labor consultant in the prior year period.

Research and development expenses for the nine months ended September 30, 2020 decreased 1% as compared with the nine months ended September 30, 2019, primarily due to decreases in lab supply purchases, in the use of an outside interim temporary labor consultant and decreased patent-related expenses as compared to the prior year period offset by increases in the use of third-party service providers to conduct preclinical research studies to support the development of the Company's pipeline programs.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended September 30, 2020 decreased 2% as compared with the three months ended September 30, 2019, primarily due to a decrease in recruiting fees to support employee hiring activities as compared to the same period in the prior year.

General and administrative expenses for the nine months ended September 30, 2020 increased 1% as compared with the nine months ended September 30, 2019, primarily due to increases in the Company’s D&O insurance premiums and the use of business development consultants offset by a decrease in recruiting fees to support employee hiring activities as compared to the same period in the prior year.

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

We had cash of $16,868,000 as of September 30, 2020, compared with $6,934,000 as of December 31, 2019. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. Historically, the Company’s primary source of funding has been the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. If these conditions in the capital markets continue for an extended period of time it may impact our ability to raise capital. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or to seek to merge with or to be acquired by another company. We believe that our existing cash should be sufficient to fund operations for at least the next twelve months from the date of the release of these financial statements.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(6,179)	$(6,099)
Net cash used in investing activities	(18)	(77)
Net cash provided by financing activities	16,131	6
Net increase (decrease) in cash and restricted cash	$9,934	$(6,170)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $6,179,000 for the nine months ended September 30, 2020, as compared with $6,099,000 for the nine months ended September 30, 2019. The increase in cash used in operating activities was primarily due to an increase in net loss as compared to the same period in the prior year.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $18,000 for the nine months ended September 30, 2020, as compared with $77,000 for the nine months ended September 30, 2019. The decrease in net cash flows from investing activities was primarily related to the amount of laboratory and computer equipment purchases year over year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $16,131,000 for the nine months ended September 30, 2020, as compared with $6,000 for the nine months ended September 30, 2019. The increase in net cash flows from financing activities was primarily due to net proceeds received by the Company from the issuance of securities and warrant exercises during the nine months ended September 30, 2020 as compared to the same period in the prior year.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If the measures to contain the coronavirus outbreak continue or are extended, it may adversely affect our operations and those of third parties on which we rely, including causing disruptions in the supplies we order, outsourced development services for our product candidates and the conduct of current and planned preclinical and clinical studies. Presumably as a result of the pandemic, we have begun to see some of our third-party suppliers and service providers on which we rely becoming impacted. If the impact on their operations continue or extend, it may affect our operations. We previously had been able to engage with third-party service providers in areas with limited or no impact (e.g. countries with limited or no restrictions), but with the global spread of the virus and associated restrictions, this has been no longer possible. Our service providers, for example those performing required preclinical research studies, are now facing impacts to their operations, including restrictions on the availability of critical materials that are needed for this type of research. Without a significant and sustained improvement of the current situation, we may experience significant impacts to certain of our development activities outsourced to third-party service providers, however, the ultimate impact on our third-party service providers is highly uncertain and subject to change. If the measures to contain the outbreak are extended or further expanded, it could reduce or delay the availability of supplies and services that we purchase and outsource or result in closures of businesses that we work with. This may in turn slow or delay our preclinical and clinical research and development activities, and/or result in higher costs. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business and preclinical and clinical trial activities.

Anticipated declines in the commencement of and enrollment of clinical trials, at least in the short-term, may cause delays in any future planned clinical trials for our product candidates and may adversely affect our business.

The first stage of the Federal Drug Administration (the “FDA”) approval process for a new biologic or drug involves the submission of an investigational new drug application, which includes the clinical protocol along with the approval of the IRB at the institutions participating in the trials prior to commencement of human clinical trials. We anticipate a continued decline in the commencement of new clinical trials, at least in the short-term, as regulatory authorities and IRBs are currently focused primarily on reviewing and approving clinical trial protocols related to COVID-19. Additionally, due to the implementation of restrictive measures such as stay-at-home orders by government authorities in the United States and global economies to try and contain the spread of coronavirus, we anticipate a continued negative impacts, at least in the short-term, in the enrollment and participation of patients in clinical trials outside of those related to COVID-19. The impact on clinical trial operations may be temporarily delayed or regulatory clearances and approvals paused. Therefore, our planned preclinical and clinical activities, including the commencement of clinical trials for our drug candidates, may be temporarily delayed or paused as a result, which may, in turn, impact our expected development milestones.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer. *

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer. *

101	The following financial information from the Quarterly Report on Form 10-Q of Phio Pharmaceuticals Corp. for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (2) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019; (3) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019; (4) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019; and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer

Date: November 10, 2020

