Form 10-K
period 2020-12-31
Phio Pharmaceuticals Corp.
filed 2021-03-25
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2020, was $12,583,469. Shares of Common Stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2021, the registrant had 13,531,941 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Phio Pharmaceuticals Corp.’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PHIO PHARMACEUTICALS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “predict,” “could,” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Risks that could cause actual results to vary from expected results expressed in our forward-looking statements include, but are not limited to:

•	our business and operations may be materially and adversely affected by the coronavirus pandemic;
•	our product candidates are in an early stage of development and may fail or experience significant delays or may never advance to the clinic, which may materially and adversely impact our business;
•	we are dependent on collaboration partners for the successful development of our adoptive cell therapy product candidates;
•	we rely upon third-party relationships to conduct preclinical studies, and any future clinical trials, for our product candidates and may not be able to establish or maintain the third-party relationships that are necessary to support their development;
•	we rely upon third parties for the manufacture of our product candidates;
•	the approach we are taking to discover and develop novel therapeutics using RNAi may never lead to marketable products;
•	a number of different factors could prevent us from advancing into clinical development, obtaining regulatory approval, and ultimately commercializing our product candidates on a timely basis, or at all;
•	we may be unable to protect our intellectual property rights licensed from other parties; our intellectual property rights may be inadequate to prevent third parties from using our technologies or developing competing products; and we may need to license additional intellectual property from others;
•	we are subject to significant competition and may not be able to compete successfully;
•	if we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business;
•	future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business; and
•	the price of our common stock has been and may continue to be volatile.

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of the foregoing factors, including those identified in this Annual Report on Form 10-K under the heading “Risk Factors,” for the reasons described elsewhere in this Annual Report on Form 10-K and in other filings Phio Pharmaceuticals Corp. periodically makes with the Securities and Exchange Commission. Therefore, you should not rely unduly on any of these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K speak as of the date hereof and Phio Pharmaceuticals Corp. does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

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

Our Development Pipeline

We have developed a product platform based on our INTASYL technology that allows easy, precise, rapid, and selective non-genetically modified programming of adoptive cell therapy (“ACT”) cells (ex vivo, during manufacturing) and of the tumor micro-environment (the “TME”) (in vivo, by local application), resulting in reduced immune inhibition and in improved immunotherapy. The table below sets forth the Company’s stage of development for its programs and product candidates:

We believe our INTASYL platform uniquely positions the Company in the field of immuno-oncology for the following reasons:

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

The self-delivering nature of our compounds makes INTASYL ideally suited for use with ACT treatments as well as for direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties, after growing them in a lab to large numbers. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors, or genetically engineered immune cells that recognize tumor cells. Regardless of the source of immune cells (ACT or naturally occurring immune cells), in patients with solid tumors, these cells have several shortcomings that inhibit their full therapeutic potential. By using INTASYL technology during the manufacturing of such ACT cell products we can improve the phenotype and function of these cells, potentially leading to better therapeutic outcomes. Multiple inhibitory mechanisms restrain immune cells from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence. Furthermore, the immunosuppressive TME can pose a formidable barrier to immune cell infiltration and function. By using INTASYL based drugs administered directly, we can reprogram cells in the TME to help overcome these immunosuppressive mechanisms.

INTASYL Use To Improve Adoptive Cell Therapy Products

ACT is a form of immune therapy based on the use of immune cells, isolated from patients, donors or retrieved from allogeneic immune cell banks. They are grown in a lab to large numbers, followed by administering them to the patient to fight cancer. Sometimes, immune cells that naturally recognize a tumor are used, while other times immune cells are modified or “genetically engineered” to make them recognize and kill the cancer cells. There are several types of ACT, including: a.) non-engineered cell therapy in which immune cells are grown from the patient’s tumor or blood, such as tumor infiltrating lymphocytes (“TILs”), or from donor blood or tissue such as natural killer (“NK”) cells, dendritic cells (“DC”) and macrophages, and b.) genetically engineered immune cells that are genetically modified to recognize specific tumor proteins and to remain in an activated state (such as T cell receptor technology (“TCRs”), chimeric antigen receptor (“CAR”) T cells, or CAR-NK cells).

Multiple inhibitory mechanisms restrain immune cells used in ACT from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence, and other barriers to immune cell infiltration and function mainly in solid tumors. We believe our INTASYL compounds are ideally suited to be used in ACT products. With INTASYL compounds, we can unlock the full potential of ACT, by improving the immune cell function, differentiation and metabolism, in order to make these immune cells more effective without the need for additional complicated manufacturing steps and/or genetic engineering.

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. Because our INTASYL compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering, without the need for complex delivery vehicles or formulations, and without additional needed complex manufacturing steps. By adding INTASYL to the cell culture media used during the cell expansion, we can reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL compounds, we can reduce the expression of immunosuppressive proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL treatment results in potent silencing with close to 100% transfection efficiency and while maintaining nearly full cell viability. After expanding these cells and enhancing them with INTASYL ex vivo, they are returned to the patient for treatment.

Considering the significant growth of cell-based immunotherapy, a technology that can reprogram the immune cells used in ACT, such as INTASYL technology, is of key interest. In comparison to other technologies available, reprogramming cells with INTASYL does not require genetic engineering, its use is not limited to specific cell types and it can be easily integrated with cell manufacturing approaches.

Our lead product candidate and most advanced program being developed in ACT is PH-762, an INTASYL compound that targets the checkpoint protein PD-1. Checkpoint proteins, such as PD-1, normally act as a type of “off switch” that prevent T cells from attacking certain cells, such as cancer cells, in the body. Our T cells are immune cells that protect the body from cancer cells and infections.

Data developed by Phio and with collaborators has shown that PH-762 silences PD-1 checkpoint expression, thereby removing the “off switch” and resulting in enhanced T cell activation and tumor cytotoxicity. Experimental data shows that PH-762 can silence the expression of PD-1 in target human T cells in a potent and durable manner, and can increase the function of patient derived TILs for use in ACT, showing that PH-762 is applicable for use in both ACT and as a standalone direct therapeutic.

In March 2021, the Company announced that it entered into a clinical development collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer. Under the agreement, the companies will collaborate on the development of novel T cell-based therapies using PH-762 and AgonOx’s “double positive” (DP) TIL technology. AgonOx has demonstrated that their DP CD8+ T cells isolated from human solid tumors (DP TILs) have increased tumor killing activity when compared to TILs that were not enriched prior to expansion. Preclinical data from AgonOx in collaboration with Phio has shown that treating DP TIL with PH-762 increases the tumor killing activity of the DP TILs even further (a two-fold increase). As a result, the use of PH-762 treated DP TILs is expected to enhance therapeutic responses in cancer data. Based on these data showing that the combination of our technologies can result in TIL therapeutics, our collaboration will focus on conducting a clinical study for PH-762 treated DP TILs. Under the terms of the collaboration agreement, AgonOx will receive financial support for the clinical trial from Phio and Phio will be entitled to certain future development milestones and sales-related royalty payments from AgonOx’s DP TIL technology. The clinical trial in ACT with PH-762 and AgonOx’s DP TIL technology is expected to start in the third quarter of 2021.

Our second product candidate in ACT is PH-894, an INTASYL compound that targets BRD4 which is a regulator of gene expression impacting cell differentiation. In previous studies, PH-894 has been shown to improve T cell function and persistence by differentiating T cells into a more active state (stem-cell like memory phenotype). Data, completed in partnership with the Karolinska Institutet in Sweden, demonstrated that the application of PH-894, was shown to silence BRD4 in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity, for example by improving T cell persistence. With this data, we expanded our collaboration with the Karolinska Institutet to build upon these findings and develop INTASYL compounds for additional targets and cell types toward clinical application in areas of the Karolinska Institutet’s ongoing clinical research.

We are also developing our INTASYL compound PH-804 for use in ACT. PH-804 targets the suppressive immune receptor TIGIT, which is a checkpoint protein present on T cells and NK cells. We have shown that PH-804 can silence the expression of TIGIT in NK cells and T cells, overcoming their “off switch” and the cells becoming “weaponized” to kill cancer cells.

Direct Therapeutic Use of INTASYL Towards the Tumor Micro-Environment

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

We are developing our PH-762, PH-894 and PH-804 INTASYL compounds also for use as direct therapeutics to reprogram the TME through in situ transfection and activation of immune cells in the TME.

Animal studies conducted by the Company showed that local administration of PH-894 or the mouse version of PH-762 through intra-tumoral injection resulted in potent anti-tumoral effects. The treated animals showed a complete and statistically significant inhibition of tumor growth, whereas placebo treated animals displayed exponential tumor growth. In vivo studies performed by the Company with PH-804 showed that intra-tumoral injection of a mouse version of PH-804 reduced the tumor growth in colorectal carcinoma tumor bearing mice, which was shown to inhibit tumor growth and was correlated with the silencing of TIGIT mRNA expression and in increase in cytotoxic effector T cells in the TME.

The combined PH-804, PH-762, and PH-894 data further shows that INTASYL compounds can trigger associated changes in the TME such as an increase of TILs, including CD8+ T cells responsible for tumor cell killing, and an increase of activation markers on these cells. These preclinical findings demonstrate that direct injection of INTASYL compounds can successfully infiltrate solid tumors and impact the TME by activating the immune response in animal models of solid tumors resulting in reduced tumor growth. A key challenge for many other immunotherapy platforms is to be able to achieve an adequate therapeutic effect in solid tumors with an acceptable safety profile. Many of the available systemic immuno-therapeutics indeed come with dose limiting immune-related adverse events, which we believe can be mitigated with local INTASYL treatment.

Based on our positive preclinical data, the Company is preparing for a clinical study with PH-762 using intra-tumoral administration for patients with advanced melanoma. The required preclinical studies and steps needed to initiate the clinical trial with PH-762 as a direct therapeutic are continuing and ongoing. The clinical trial will be conducted at the Gustave Roussy Institute, which is France’s largest cancer center and Dr. Caroline Robert will be our lead principal investigator. The Company expects to start the clinical trial evaluating the use of PH-762 as a direct therapeutic in the fourth quarter of 2021.

We are also investigating other relevant compounds for TME targets, such as PH-790, an INTASYL compound targeting PD-L1. PD-L1 is a protein formed by cancer cells that activate the PD-1 “off switch” on immune cells. Our approach with PH-790 is to block the formation of the PD-L1 protein, which may prevent cancer cells from inactivating T cells and attack the cancer. Recent data presented demonstrated that the antitumoral efficacy of our individual pipeline products, PH-762, PH-790 and PH-804, can be further improved by combining them in a single drug treatment. We have shown that, in contrast to other technology platforms, we can efficiently target multiple proteins, in a single drug treatment without negative consequences related to the potency of the individual components. Animal data showed that the combination of our INTASYL compounds in a single formulation (at suboptimal doses of the individual agents) inhibited tumor growth without having a negative impact on the tolerability of the treatment.

Our INTASYL Platform

Our development efforts are based on our broadly patented INTASYL technology platform. Our INTASYL compounds do not require a delivery vehicle to penetrate into tissues and cells and are designed to “silence” or down-regulate, the expression of a specific gene which is over-expressed in cancer.

Diseases are often related to the wrong protein being made, excessive amounts of a specific protein being made, or the correct protein being made but at the wrong location or time. Overall, RNA is involved in the synthesis, regulation and expression of proteins. RNA interference (“RNAi’) is a biological process in which specific RNA molecules inhibit gene expression or translation into proteins. RNAi offers a novel approach to drug development because RNAi compounds can be designed to silence any one of the thousands of human genes, many of which are “undruggable” by other modalities. The potential of RNAi as a powerful drug development platform has been shown by several RNAi based drugs becoming approved over the last few years.

The first design of RNAi compounds to be pursued for the development of human therapeutics were short, double-stranded RNAs that included limited modifications, known as small-interfering RNA (“siRNA”). Since the initial discovery of RNAi, drug delivery has been the primary challenge in developing RNAi-based therapeutics. One solution to the delivery problem involves encapsulation of siRNA into a lipid-based formulations, such as liposomes, to improve cellular uptake. Another approach is to use chemical conjugations of a ligand, such as GalNAC, for cell specific delivery limited to hepatocytes. We have developed an alternative approach where delivery and drug-like properties are built directly into the RNAi compound itself, whereby the RNAi uptake is neither dependent on complex formulation nor limited to addressing a specific cell type. These novel compounds are termed self-delivering RNAi compounds, or INTASYL.

Our INTASYL compounds are hybrid oligonucleotide compounds that the Company believes combines the beneficial properties of both conventional RNAi and antisense technologies. In an attempt to combine the best properties of both technologies, INTASYL compounds have a single-stranded phosphorothioate region, a short duplex region, and contain a variety of nuclease-stabilizing and lipophilic chemical modifications. The combination of these features allows INTASYL compounds to achieve efficient spontaneous cellular uptake and potent, long-lasting intracellular activity.

The key to therapeutic success with RNAi lies in delivering intact RNAi compounds to the target tissue and the interior of the target cells. To accomplish this, our chemically synthesized INTASYL compounds are optimized for stability and efficacy and have unique properties that improve tissue and cell uptake.

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

Much of our technology and many of our processes depend upon the knowledge, experience and skills of key scientific and technical personnel. To protect our rights to our proprietary know-how and technology, we require all employees, as well as our consultants and advisors when feasible, to enter into confidentiality agreements that require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants and advisors in the course of their service to us.

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

Patents and Patent Applications

We are actively seeking protection for our intellectual property and are prosecuting a number of patents and pending patent applications covering our compounds and technologies. A combined summary of these patents and patent applications is set forth below in the following table:

	Pending Applications	Issued Patents
United States	19	46
Canada	7	5
Europe	9	47
Japan	13	12
Other Markets	19	9

Our portfolio includes 119 issued patents, 66 of which cover our INTASYL platform. There are 16 patent families broadly covering both the composition and methods of use of our self-delivering platform technology and uses of our INTASYL compounds targeting immune checkpoint, cellular differentiation and metabolism targets for ex vivo cell-based cancer immunotherapies. These patents are scheduled to expire between 2029 and 2038. Furthermore, there are 67 patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). The patents and any patents that may issue from these pending patent applications will, if issued, be set to expire between 2022 and 2038, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

Intellectual Property License Agreements

As we develop our own proprietary compounds, we continue to evaluate our in-licensed portfolio as well as the field for new technologies that could be in-licensed to further enhance our intellectual property portfolio and unique intellectual property position.

Advirna LLC. On September 24, 2011, we entered into an agreement with Advirna, LLC (“Advirna”) pursuant to which Advirna assigned to us its existing patent and technology rights related to the INTASYL technology and we granted back to Advirna a license for use of the assigned patent and technology rights outside of human therapeutics and diagnostics. Under the terms of the agreement, in April 2012, the Company issued to Advirna shares of common stock equal to 5% of the Company’s fully-diluted shares outstanding at the time of issuance and paid a one-time milestone payment of $350,000 in 2014 upon the issuance of the first patent under the agreement. The Company also pays to Advirna an annual maintenance fee of $100,000 and is required to pay a low single-digit royalties on any license revenue received by the Company with respect to future licensing of the assigned Advirna patent and technology rights. To date, royalties owed to Advirna have been minimal.

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

Total research and development expense for the years ended December 31, 2020 and 2019 was $4,431,000 and $4,300,000, respectively.

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

A variety of cell-based autologous and allogeneic approaches are being researched and developed, including but not limited to: CAR-T cells, TCR-T cells, Gamma Delta T cells, CAR-NK cells, NK cells, NKT cells and cytotoxic T cells. We believe that competitors in this field include, but are not limited to: Achilles Therapeutics UK Ltd., Adicet Bio, Inc., AgonOx, Inc., Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, Baylor College of Medicine, Bellicum Pharmaceuticals, Inc., bluebird bio, Inc., Celyad S.A., Celgene Corporation, Cell Medica Ltd., Cellectis S.A., Celularity, Inc., CiMaas B.V., CRISPR Therapeutics AG, Fate Therapeutics, Inc., Fortress Biotech, Inc., GAIA Biomedicine Inc., Glycostem Therapeutics BV, Green Cross LabCell Corp., Immatics Biotechnologies GmbH, Iovance Biotherapeutics, Inc., Janssen Biotech, Inc., Kite Pharma, Inc.(a Gilead company), Medigene AG, Mustang Bio, Inc., NantKwest, Inc., BioNTech NE, Novartis International AG, Precigen, Inc., Refuge Biotechnologies, Inc., Sorrento Therapeutics, Inc., Tactiva Therapeutics, Inc., TC BioPharm Limited, Turnstone Biologics Corp. and Ziopharm Oncology, Inc.

A number of technological approaches to modulating gene expression in the field of immuno-oncology have been identified and are being researched and developed, including but not limited to: antisense oligodeoxynucleotides, RNAi, zinc-finger nucleases, transcription activator-like effector nucleases, mRNA, and genetic engineering techniques such as clustered regularly interspaced short palindromic repeats, or CRISPR, and various others. We believe that competitors in this field include, but are not limited to: Avidity Biosciences, BioNTech NE, Cellectis S.A., CRISPR Therapeutics AG, Dicerna Pharmaceuticals, Inc., Editas Medicine, Inc., eTheRna immunotherapies NV, Exicure Inc., Horizon Discovery Group plc, Intellia Therapeutics, Inc., Kymera Therapeutics Inc., miRagen Therapeutics, Inc., Moderna, Inc., Noxxon Pharma N.V., Obsidian Therapeutics, Inc., OliPass Corporation, OncoSec Medical Incorporated, Mateon Therapeutics, Inc., PTC Therapeutics, Inc., Sangamo Therapeutics, Inc., Sirnaomics, Inc., Stemirna Therapeutics Co., Ltd. and Takara Bio Inc.

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

Human Capital Management

As of December 31, 2020, we had ten full-time employees at our facility in Marlborough, Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement nor have we experienced any work stoppages.

We expect to add additional employees in fiscal year 2021 to increase our expertise and resources available in our preclinical and clinical research and development. We continually evaluate our business needs and weigh the use of in-house expertise and capacity with outsourced expertise and capacity. The Company currently outsources substantial preclinical and clinical trial work to third party contract research organizations and drug manufacturing contractors.

Our ability to identify, attract, retain and integrate additional qualified key personnel is also critical to our success and the competition for skilled research, product development, regulatory and technical personnel is intense. To attract qualified applicants to the Company, we offer a total rewards package consisting of base salary and cash target bonus based on geography and size of company, a comprehensive benefit package and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

A large majority of Phio’s employees have obtained advanced degrees in their professions and we support our employees’ further development with individualized development plans, mentoring, coaching, group training, conference attendance and financial support including tuition reimbursement.

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

Risks Relating to Our Business and Industry

Our business and operations may be materially and adversely affected by the coronavirus pandemic.

In December 2019, a novel strain of coronavirus that causes COVID-19 was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization declared the outbreak a pandemic. The coronavirus pandemic is affecting the United States and global economies and as a result, government authorities have implemented restrictions and limited certain operations, such as limits on the number of people at a gathering, travel restrictions and stay-at-home orders, to try to slow the spread of coronavirus. The Company’s facilities remain operational and are operating in accordance with federal and state governmental authority guidelines and with the implementation of safety measures such as social distancing protocols, suspending travel, the wearing of masks and frequently disinfecting our workspaces. Employee personnel who do not need to be physically present on our premises are continuing to work remotely, but have the ability to be on site as required. While the majority of these mandates have specific end dates, they may be modified or extended and as a result there is uncertainty regarding the length of time that such measures will be place. We believe the impact to our internal operations has not been material thus far, however, current and future restrictions may further impact our operations and may slow or diminish our research and development activities.

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations. If the impact to their operations continue or extend, it may in turn affect our operations. The Company does not expect a material impact to its program’s anticipated timelines as a result of potential delays from our third-party service providers and believes that we have a sufficient supply of our INTASYL compounds to conduct our ongoing preclinical studies and initial clinical activities. However, the ultimate impact to the third parties on which we rely is highly uncertain and subject to change. If the measures to contain the outbreak are extended or further expanded, it could reduce or delay the availability of supplies and services that we purchase and outsource, which may in turn slow or delay our preclinical and clinical activities, and/or result in higher costs. The extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus pandemic on the global financial markets may reduce the Company’s ability to access capital and negatively affect our future liquidity.

The coronavirus pandemic continues to evolve and change rapidly. The ultimate impact of the coronavirus pandemic, or a similar public health emergency, is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing activities, preclinical studies, clinical trial activities or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, results of operations and financial condition.

Our product candidates are in an early stage of development and may fail or experience significant delays or may never advance to the clinic, which may materially and adversely impact our business.

All of our pipeline programs are currently in the preclinical development stage and our future success heavily depends on the successful development of our INTASYL product candidates, which may never occur. These product candidates could be delayed, not advance into the clinic or unexpectedly fail at any stage of development. Before we can commence clinical trials for a product candidate, we must conduct extensive preclinical and other non-clinical tests in order to support an IND application, including IND-enabling good laboratory practice toxicology studies, in the United States or their equivalents with regulatory authorities in other jurisdictions. Preclinical studies and clinical trials are expensive, difficult to design and can take many years. There is no assurance that we will be able to successfully develop our product candidates, and we may focus our efforts and resources on product candidates that may prove to be unsuccessful.

We cannot be certain of the outcome of preclinical testing and clinical studies and results from these studies may not predict the results that will be obtained in later phase trials of our product candidates. Even if we are able to complete our preclinical studies and planned clinical trials in line with our projected timelines, results from such studies and trials may be not replicated in subsequent preclinical studies or clinical trial results. Additionally, such studies may be delayed due to events beyond our control including as a result of natural disasters, epidemics or pandemic outbreaks such as the novel coronavirus pandemic. While the steps for us to initiate our clinical trials with PH-762 in the second half of 2021 are continuing and ongoing, the FDA, or equivalent regulatory authority, may not accept the results of our preclinical studies or proposed clinical study designs and may require the Company to complete additional preclinical studies or impose stricter approval conditions than we expect. As a result, we cannot guarantee that we will be able to submit INDs, or similar applications, within our projected timelines, if at all, or that the FDA, or similar regulatory authorities, will allow us to commence clinical trials.

We are dependent on collaboration partners for the successful development of our adoptive cell therapy product candidates.

We are not a cell therapy company and expect to depend on third-party collaborators to support the clinical development of our ACT product candidates. We have entered into a clinical collaboration development agreement with AgonOx, Inc. for the clinical development of our PH-762 product candidate in ACT and have entered into research agreements with our academic and industry collaborators, each of which is terminable by the relevant party at any time, subject to applicable notice periods. The success of our collaborations depends upon the efforts of our collaboration partners, and their performance in achieving the development activities to the extent they are responsible under our collaboration agreements. Each of our partners may not be successful in performing these activities, including completing the required preclinical studies and other information to be included in an IND application (or foreign equivalent), obtaining approval to initiate clinical trials, conducting the necessary clinical trials and arranging for the manufacturing or contract research organization (“CRO”) relationships and obtaining marketing authorization. Our partners work with other companies, potentially including some of our competitors, and their corporate objectives may not align with ours, they may change their strategic focus or pursue alternative technologies. If our collaborations are not successful or a partner terminates our collaboration agreement, our business, financial condition, results of operations could be materially and adversely affected.

Further, we may not be successful in negotiating agreements with these collaborators or with future collaborators for the development and commercialization of our ACT product candidates through collaborations such as joint development or licensing agreements. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies, the quality of preclinical data that we have generated, the perceived risks specific to developing our product candidates and our partners’ own strategic and corporate objectives. If we fail to negotiate these agreements, we may not be able commence clinical trials with our ACT product candidates or we may be required to obtain licenses from cell therapy companies and our business, financial condition, results of operations and prospects could be materially and adversely affected.

We rely upon third-party relationships to conduct preclinical studies, and any future clinical trials, for our product candidates and may not be able to establish or maintain the third-party relationships that are necessary to support their development.

We depend upon third-party CROs, medical institutions, clinical investigators, consultants and other third parties to support our preclinical research efforts such as through managing and conducting research studies, formulating our product candidates and manufacturing our product candidates and expect to rely on the same for our future clinical trials. Because we rely on these third parties, we cannot necessarily control the timing, quality of work or amount of resources that our contract partners will devote to these activities and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements. Furthermore, we compete with many other companies for the resources of these third parties, some of which may be our competitors, and may detract from our programs. Additionally, as a result of the coronavirus pandemic, certain of our contracted CROs and other third parties are now facing impacts to their operations, resulting in delays or interruptions. We previously had been able to engage with third-party service providers in areas with limited or no impact (e.g. countries with limited or no restrictions), but with the global spread of the virus and associated restrictions, this has been no longer possible. The Company has also undertaken efforts to mitigate potential future impact by identifying and engaging alternative third-party service providers and suppliers. However, the ultimate impact to the third parties on which we rely is highly uncertain and subject to change. If the measures to contain the coronavirus outbreak are extended or further expanded, it could reduce or delay the availability of supplies and services that we purchase and outsource, which may in turn slow or delay our preclinical and clinical activities, and/or result in higher costs. If these third parties do not successfully carry out their responsibilities, as well as within a timely fashion, our preclinical and clinical development may be delayed, unsuccessful or otherwise adversely affected.

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

We rely on third party suppliers and manufacturers to provide us with the materials and services to manufacture our INTASYL compounds and product candidates for certain of our preclinical research activities and expect that we will rely on them for the supply of our product candidates for our future clinical trials. While we do have in-house expertise and capacity to manufacture our INTASYL compounds, we do not own or lease manufacturing facilities or have our own supply source for the required materials. Accordingly, we will be dependent upon third party suppliers and our contract manufacturers to obtain supplies, and we will need to either develop, contract for, or otherwise arrange for the necessary manufacturers for these supplies. If for any reason we are unable to obtain the supplies for our INTASYL compounds from our current manufacturer, we would have to seek to obtain it from another major manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all.

We currently contract with multiple manufacturers for the supply of our clinical product candidates to reduce the risk of supply interruption or availability. However, there is no assurance that our supply of our clinical drug product will not be limited, interrupted, of satisfactory quality or be available at acceptable prices. If for any reason we are unable to obtain the clinical supply of our product candidates from our current manufacturers, we would have to seek to contract with another major manufacturer. While we believe that we currently have sufficient supply of our INTASYL compounds to conduct our ongoing preclinical studies and initial clinical activities, we have begun to see some of our third-party supplies on which we rely becoming impacted from the coronavirus pandemic, which may result in delays or shortages due to ongoing efforts to address the pandemic. The Company has also undertaken efforts to mitigate potential future impact by identifying and engaging alternative third-party suppliers and manufacturers. However, the ultimate impact to these third parties on which we rely is highly uncertain and subject to change. If the measures to contain the outbreak are extended or further expanded, it could reduce or delay the availability of supplies and services that we purchase and outsource, which may in turn slow or delay our preclinical and clinical activities, and/or result in higher costs. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our clinical product candidates or, if we obtain regulatory approval, to commercialize them.

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

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the coronavirus pandemic), trade wars, political unrest or other events could disrupt our business or operations or those of our manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. These limitations could negatively affect our business operations and continuity, and could negatively impact our development timelines and ability to timely perform basic business functions, including making SEC filings and preparing financial reports. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business.

The approach we are taking to discover and develop novel therapeutics using RNAi may never lead to marketable products.

Our research and development efforts and our future success is based on our INTASYL technology platform. We plan to develop our INTASYL products for the treatment of cancer to be delivered via direct injection for use intratumorally and with ACT by isolating immune cells from patients, treating the cells ex vivo and then returning them to the patient for treatment. We believe that our INTASYL compounds may offer a new treatment option to current standards of care, such as antibodies, and potentially with a more cost-effective approach. Successful development of our INTASYL compounds by us, or by our collaborative partners, is highly uncertain and depends on a number of factors, many of which are beyond our control. The scientific research used to support our efforts and approach to developing RNAi therapeutics is limited. Decisions made by the Company to advance the development of our pipeline, including those related to our technology or manufacturing processes, may show to be incorrect based on further work by us or our collaborators.

The use of RNAi is a relatively new scientific discovery and the scientific evidence to support the feasibility of developing drugs based on these discoveries, or INTASYL, is limited. Therefore, it is difficult to accurately predict challenges we may face with our product candidates as they move through the discovery, preclinical and clinical development stages. We may spend large amounts of money trying to develop our INTASYL technology and may never succeed in doing so. In addition, our research methodology may be unsuccessful in identifying product candidates and results from preclinical and clinical studies may not predict the results that will be obtained in later phase trials of our product candidates or our product candidates may interact with patients in unforeseen or harmful ways that may make it impractical to manufacture, market or receive regulatory approval. If we are not successful in bringing an INTASYL product candidate to market, it could negatively impact our business and financial condition and we may not be able to identify and successfully implement an alternative product development strategy.

A number of different factors could prevent us from advancing into clinical development, obtaining regulatory approval, and ultimately commercializing our product candidates on a timely basis, or at all.

Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and successful clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before human clinical trials may commence, we must submit to the FDA an IND application. An IND application involves the completion of preclinical studies and the submission of the results, together with proposed clinical protocols, manufacturing information, analytical data and other data in the IND submission. The FDA may require us to complete additional preclinical studies or disagree with our clinical trial study design. Also, animal models may not exist for some of the disease areas we choose to develop our INTASYL product candidates for. As a result, our clinical trials may be delayed or we may be required to incur more expense than we anticipated.

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

Clinical trials of a new drug candidate require the enrollment of a sufficient number of subjects, including subjects who are suffering from the disease or condition the drug candidate is intended to treat and who meet other eligibility criteria. Rates of subject enrollment are affected by many factors, and delays in subject enrollment can result in increased costs and longer development times. With the global spread of the coronavirus and the associated safety measures to contain the spread by governmental authorities, a delay in the commencement of new clinical trials and in the enrollment and participation of patients in clinical trials may occur. The steps required for us to initiate our clinical trials with PH-762 in the second half of 2021 are continuing and ongoing, however, the Company does not yet know the full extent of potential delays or impacts related to its planned clinical activities from the coronavirus pandemic.

Preclinical studies and clinical trials are lengthy and expensive, and their outcome is highly uncertain. Historical failure rates are high due to number of factors, such as safety and efficacy of drug candidates. We, our collaborators, the FDA, or an IRB may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

An additional number of factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•	Delays in filing or acceptance of initial drug applications for our product candidates;

•	Difficulty in securing centers to conduct clinical trials;

•	Conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	Problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies;

•	Difficulty in enrolling subjects in conformity with required protocols or projected timelines;

•	Third-party contractors failing to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner;

•	Our drug candidates having unexpected and different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways;

•	The need to suspend or terminate clinical trials if the participants are being exposed to unacceptable health risks;

•	Insufficient or inadequate supply or quality of our product candidates or other necessary materials necessary to conduct our clinical trials;

•	Effects of our product candidates not having the desired effects or including undesirable side effects or the product candidates having other unexpected characteristics;

•	The cost of our clinical trials being greater than we anticipate;

•	Negative or inconclusive results from our clinical trials or the clinical trials of others for similar product candidates or inability to generate statistically significant data confirming the efficacy of the product being tested;

•	Changes in the FDA’s requirements for testing during the course of that testing;

•	The impact from the recent coronavirus pandemic;

•	Reallocation of our limited financial and other resources to other clinical programs; and

•	Adverse results obtained by other companies developing similar drugs.

A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Preliminary observations made in early stages of clinical trials with small numbers of subjects are inherently uncertain and initial clinical trial results are not necessarily indicative of results that will be obtained when full data sets are analyzed or in subsequent clinical trials. Because of these factors, it is difficult to predict the time and cost of the development of our product candidates. Any delay or failure in obtaining required approvals may prevent us from completing our preclinical or clinical studies and could have a material adverse effect on our ability to initiate or commercialize any drug candidate on a timely basis, or at all. Additionally, preclinical studies and clinical trials are lengthy and expensive and if our cash resources become limited we may not be able to commence, continue or complete our clinical trials.

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

We have no experience in filing the applications necessary to obtain marketing approval and expect that we will need to rely on CROs and regulatory consultants to assist us with this process. Regulatory approval also requires the submission about the product manufacturing process and inspection of the manufacturing facilities, to the relevant regulatory authority. Any product candidates we develop may not be effective, may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Our competitors also compete with us in acquiring technologies complementary to our INTASYL technology. We may face competition with respect to product efficacy and safety, ease of use and adaptability to modes of administration, acceptance by physicians, timing and scope of regulatory approvals, reimbursement coverage, price and patent position, including dominant patent positions of others. If we are not able to successfully obtain regulatory approval or commercialize our product candidates, we may not be able to establish market share and generate revenues from our technology.

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

Risks Relating to Our Financial Condition

We have a history of net losses, and we expect to continue to incur net losses for the foreseeable future and may not achieve or maintain profitability.

We have generated significant losses to date, have not generated any product revenue and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through drug development and the regulatory process. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators, obtaining regulatory approvals and successfully commercializing our drug candidates. Even if we are able to successfully commercialize our drug candidates, we may not be able to achieve or sustain profitability, which could have a material adverse effect on our business, financial condition and results of operations.

We will require substantial additional funds to complete our research and development activities.

We have used substantial funds to develop our product candidates and will need to raise additional substantial funds to continue our drug development efforts and support our operations. Based on our current operating plans and liquidity, we believe that our existing cash at December 31, 2020 and the proceeds received from our capital raise activities subsequent to the balance sheet date, will be sufficient to fund our currently planned operations for at least the next 12 months from the date of release of the associated financial statements. However, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. We anticipate that we will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but is not limited to the following:

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

In the future, we will need to obtain funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities in order to fund our planned expenditures, as well as to make acquisitions and other investments. Historically, the Company’s primary source of funding has been through the sale of its securities. We cannot assure you that equity or debt financing will be available to us on acceptable terms, or at all. If we cannot, or are limited in the ability to, issue equity, incur debt or enter into strategic collaborations, we may be unable to fund the discovery and development of our product candidates, address gaps in our product offerings or improve our technology. Moreover, the global coronavirus pandemic has led to significant uncertainty and increased volatility in the capital markets. If these conditions in the capital markets continue for an extended period of time it may impact our ability to raise capital. If we fail to obtain additional funding when needed, we may ultimately be unable to continue to develop and potentially commercialize our product candidates, and we may be forced to scale back or terminate our operations or seek to merge with or be acquired by another company.

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

Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.

We have historically incurred net losses. Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses carried forward from a prior taxable year. Under that provision, we can carryforward our net operating losses to offset our future taxable income, if any, until such net operating losses are used or expire. These net operating loss carryforwards could expire unused before offsetting potential future income tax liabilities.

Additionally, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced a change of control, as defined by Section 382 of the Code, at any time since inception, utilization of the Company’s net operating loss carryforwards would be subject to an annual limitation. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. The Company has not conducted a study to assess whether a change of control, as defined by Section 382 of the Code, has occurred and it is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Relating to Our Securities

The price of our common stock has been and may continue to be volatile.

Our stock price has historically fluctuated widely and is likely to continue to be volatile. Because we are at an early stage of development and in the absence of product revenue as a measure of operating performance, we anticipate that the market price for our common stock may be influenced by, but not limited to, such factors as:

•	Announcements regarding the initiation or completion, and the results of preclinical studies and clinical trials of our product candidates;

•	Announcements regarding clinical trial results or development announcements concerning our competitors product candidates;

•	Regulatory or legal developments in the United States and other countries;

•	The recruitment or departure of key personnel;

•	The issuance of competitive patents or disallowance or loss of our patent rights;

•	Our ability to raise additional capital and the terms on which additional capital is raised;

•	To acquire new technologies, licenses or products;

•	Natural disasters and calamities, including the coronavirus pandemic; and

•	General economic, industry and market conditions.

The stock markets, in general, and the markets for drug delivery and pharmaceutical company stocks, in particular, have experienced extreme volatility, that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the limited trading volume of our stock may contribute to its volatility.

We may incur significant costs from class action litigation due to our historical or expected stock volatility.

Our stock price has historically fluctuated significantly and may continue to do so in the future. This risk is relevant to us as in the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company that issued the stock. If litigation of this type is brought against us by any of our stockholders, even if the lawsuit is without merit, it could be extremely expensive and divert management’s attention and the Company’s resources.

Our Board of Directors has the authority to issue shares of “blank check” preferred stock and the terms of the preferred stock may reduce the value of our common stock.

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

Holders

At March 18, 2021, there were approximately 19 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not repurchase any shares of our common stock during the years ended December 31, 2020 or 2019.

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

Our development efforts are based on our broadly patented INTASYL technology platform. Our INTASYL compounds do not require a delivery vehicle to penetrate into tissues and cells and are designed to “silence” or down-regulate, the expression of a specific gene which is over-expressed in cancer. We believe that our INTASYL platform uniquely positions the Company in the field of immuno-oncology for the following reasons:

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

The self-delivering nature of our compounds makes INTASYL ideally suited for use with adoptive cell therapy (“ACT”) treatments as well as for direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties, after growing them in a lab to large numbers. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors, or genetically engineered immune cells that recognize tumor cells. Regardless of the source of immune cells (ACT or naturally occurring immune cells), in patients with solid tumors, these cells have several shortcomings that inhibit their full therapeutic potential. By using INTASYL technology during the manufacturing of such ACT cell products we can improve the phenotype and function of these cells, potentially leading to better therapeutic outcomes. Multiple inhibitory mechanisms restrain immune cells from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence. Furthermore, the immunosuppressive tumor micro-environment (the “TME”) can pose a formidable barrier to immune cell infiltration and function. By using INTASYL based drugs administered directly, we can reprogram cells in the TME to help overcome these immunosuppressive mechanisms.

We have developed a product platform based on our INTASYL technology that allows easy, precise, rapid, and selective non-genetically modified programming of ACT cells (ex vivo, during manufacturing) and of the TME (in vivo, by local application), resulting in reduced immune inhibition and in improved immunotherapy.

INTASYL Use To Improve Adoptive Cell Therapy Products

ACT is a form of immune therapy based on the use of immune cells, isolated from patients, donors or retrieved from allogeneic immune cell banks. They are grown in a lab to large numbers, followed by administering them to the patient to fight cancer. Sometimes, immune cells that naturally recognize a tumor are used, while other times immune cells are modified or “genetically engineered” to make them recognize and kill the cancer cells. There are several types of ACT, including: a.) non-engineered cell therapy in which immune cells are grown from the patient’s tumor or blood, such as tumor infiltrating lymphocytes (“TILs”), or from donor blood or tissue such as natural killer (“NK”) cells, dendritic cells (“DC”) and macrophages, and b.) genetically engineered immune cells that are genetically modified to recognize specific tumor proteins and to remain in an activated state (such as T cell receptor technology (“TCRs”), chimeric antigen receptor (“CAR”) T cells, or CAR-NK cells).

Multiple inhibitory mechanisms restrain immune cells used in ACT from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence, and other barriers to immune cell infiltration and function mainly in solid tumors. We believe our INTASYL compounds are ideally suited to be used in ACT products. With INTASYL compounds, we can unlock the full potential of ACT, by improving the immune cell function, differentiation and metabolism, in order to make these immune cells more effective without the need for additional complicated manufacturing steps and/or genetic engineering.

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. Because our INTASYL compounds do not require a delivery vehicle to penetrate into the cells, we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering, without the need for complex delivery vehicles or formulations, and without additional needed complex manufacturing steps. By adding INTASYL to the cell culture media used during the cell expansion, we can reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL compounds, we can reduce the expression of immunosuppressive proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL treatment results in potent silencing with close to 100% transfection efficiency and while maintaining nearly full cell viability. After expanding these cells and enhancing them with INTASYL ex vivo, they are returned to the patient for treatment.

Our lead product candidate and most advanced program being developed in ACT is PH-762, an INTASYL compound that targets the checkpoint protein PD-1. Checkpoint proteins, such as PD-1, normally act as a type of “off switch” that prevent T cells from attacking certain cells, such as cancer cells, in the body. Our T cells are immune cells that protect the body from cancer cells and infections.

Data developed by Phio and with collaborators has shown that PH-762 silences PD-1 checkpoint expression, thereby removing the “off switch” and resulting in enhanced T cell activation and tumor cytotoxicity. Experimental data shows that PH-762 can silence the expression of PD-1 in target human T cells in a potent and durable manner, and can increase the function of patient derived TILs for use in ACT, showing that PH-762 is applicable for use in both ACT and as a standalone direct therapeutic.

In March 2021, the Company announced that it entered into a clinical development collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer. Under the agreement, the companies will collaborate on the development of novel T cell-based therapies using PH-762 and AgonOx’s “double positive” (DP) TIL technology. AgonOx has demonstrated that their DP CD8+ T cells isolated from human solid tumors (DP TILs) have increased tumor killing activity when compared to TILs that were not enriched prior to expansion. Preclinical data from AgonOx in collaboration with Phio has shown that treating DP TIL with PH-762 increases the tumor killing activity of the DP TILs even further (a two-fold increase). As a result, the use of PH-762 treated DP TILs is expected to enhance therapeutic responses in cancer data. Based on these data showing that the combination of our technologies can result in TIL therapeutics, our collaboration will focus on conducting a clinical study for PH-762 treated DP TILs. Under the terms of the collaboration agreement, AgonOx will receive financial support for the clinical trial from Phio and Phio will be entitled to certain future development milestones and sales-related royalty payments from AgonOx’s DP TIL technology. The clinical trial in ACT with PH-762 and AgonOx’s DP TIL technology is expected to start in the third quarter of 2021.

Our second product candidate in ACT is PH-894, an INTASYL compound that targets BRD4 which is a regulator of gene expression impacting cell differentiation. In previous studies, PH-894 has been shown to improve T cell function and persistence by differentiating T cells into a more active state (stem-cell like memory phenotype). Data, completed in partnership with the Karolinska Institutet in Sweden, demonstrated that the application of PH-894, was shown to silence BRD4 in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity, for example by improving T cell persistence. With this data, we expanded our collaboration with the Karolinska Institutet to build upon these findings and develop INTASYL compounds for additional targets and cell types toward clinical application in areas of the Karolinska Institutet’s ongoing clinical research.

We are also developing our INTASYL compound PH-804 for use in ACT. PH-804 targets the suppressive immune receptor TIGIT, which is a checkpoint protein present on T cells and NK cells. We have shown that PH-804 can silence the expression of TIGIT in NK cells and T cells, overcoming their “off switch” and the cells becoming “weaponized” to kill cancer cells.

Direct Therapeutic Use of INTASYL Towards the Tumor Micro-Environment

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

We are developing our PH-762, PH-894 and PH-804 INTASYL compounds also for use as direct therapeutics to reprogram the TME in situ transfection and activation of immune cells in the TME.

Animal studies conducted by the Company showed that local administration of PH-894 or the mouse version of PH-762 through intra-tumoral injection resulted in potent anti-tumoral effects. The treated animals showed a complete and statistically significant inhibition of tumor growth, whereas placebo treated animals displayed exponential tumor growth. In vivo studies performed by the Company with PH-804showed that intra-tumoral injection of a mouse version of PH-804 reduced the tumor growth in colorectal carcinoma tumor bearing mice, which was shown to inhibit tumor growth and was correlated with the silencing of TIGIT mRNA expression and in increase in cytotoxic effector T cells in the TME.

The combined PH-804, PH-762, and PH-894 data further shows that INTASYL compounds can trigger associated changes in the TME such as an increase of TILs, including CD8+ T cells responsible for tumor cell killing, and an increase of activation markers on these cells. These preclinical findings demonstrate that direct injection of INTASYL compounds can successfully infiltrate solid tumors and impact the TME by activating the immune response in animal models of solid tumors resulting in reduced tumor growth. A key challenge for many other immunotherapy platforms is to be able to achieve an adequate therapeutic effect in solid tumors with an acceptable safety profile. Many of the available systemic immuno-therapeutics indeed come with dose limiting immune-related adverse events, which we believe can be mitigated with local INTASYL treatment.

Based on our positive preclinical data, the Company is preparing for a clinical study with PH-762 using intra-tumoral administration for patients with advanced melanoma. The required preclinical studies and steps needed to initiate the clinical trial with PH-762 as a direct therapeutic are continuing and ongoing. The clinical trial will be conducted at the Gustave Roussy Institute, which is France’s largest cancer center and Dr. Caroline Robert will be our lead principal investigator. The Company expects to start the clinical trial evaluating the use of PH-762 as a direct therapeutic in the fourth quarter of 2021.

We are also investigating other relevant compounds for TME targets, such as PH-790, an INTASYL compound targeting PD-L1. PD-L1 is a protein formed by cancer cells that activate the PD-1 “off switch” on immune cells. Our approach with PH-790 is to block the formation of the PD-L1 protein, which may prevent cancer cells from inactivating T cells and attack the cancer. Recent data presented demonstrated that the antitumoral efficacy of our individual pipeline products, PH-762, PH-790 and PH-804, can be further improved by combining them in a single drug treatment. We have shown that, in contrast to other technology platforms, we can efficiently target multiple proteins, in a single drug treatment without negative consequences related to the potency of the individual components. Animal data showed that the combination of our INTASYL compounds in a single formulation (at suboptimal doses of the individual agents) inhibited tumor growth without having a negative impact on the tolerability of the treatment.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus that causes COVID-19 was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared the outbreak a pandemic.

Health and Safety

From the first signs of the outbreak, we have taken proactive measures intended to protect the health and safety of our employees. We have implemented safety measures following the guidance provided by the WHO, the Centers for Disease Control (the “CDC”) and governmental authorities, which include formal policies related to working remotely for employee personnel who do not need to be physically present in our offices, the wearing of face masks while in the office, physically distancing workspaces, cleaning protocols, staggered scheduling and social distancing protocols, and suspending travel. The Company has also implemented protocols to address actual and suspected cases of COVID-19 and encourages sick employees to remain home. We expect to continue following these safety measures and may take further actions as we require, as government authorities require or recommend, or as we determine to be in the best interests of our employees.

Operations

Our operations have continued to operate with limited impact and are operating in accordance with federal and state government, WHO and CDC guidelines. We have implemented enhanced safety measures, as discussed above, and have experienced limited absenteeism from our employees due to the coronavirus pandemic and we do not currently expect that our operations will be significantly impacted by employee absenteeism. While the measures to contain and prevent the spread of coronavirus may be modified or extended, we expect that our activities, including our internal research and development functions, will continue to remain largely operational. We believe the impact to our operations has been minimal thus far, however current and future restrictions may further impact our operations and may slow or diminish our research and development activities.

Supply and Services

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations. If the impact to their operations continue or extend, it may in turn affect our operations. We previously had been able to engage with third-party service providers in areas with limited or no impact (e.g. countries with limited or no restrictions), but with the global spread of the virus and associated restrictions, this has been no longer possible. The Company does not expect a material impact to its program’s anticipated timelines as a result of potential delays from our third-party service providers and believes that we have a sufficient supply of our INTASYL compounds to conduct our ongoing preclinical studies and initial clinical activities. The Company has also undertaken efforts to mitigate potential future impact by identifying and engaging alternative third-party service providers and suppliers. However, the ultimate impact to the third parties on which we rely is highly uncertain and subject to change. If the measures to contain the outbreak are extended or further expanded, it could reduce or delay the availability of supplies and services that we purchase and outsource, which may in turn slow or delay our preclinical and clinical activities, and/or result in higher costs.

With the global spread of the coronavirus and the associated safety measures to contain the spread by governmental authorities, a delay in the commencement of new clinical trials and in the enrollment and participation of patients in clinical trials may occur. The steps required for us to initiate our clinical trials with PH-762 in the second half of 2021 are continuing and ongoing, however, the Company does not yet know the full extent of potential delays or impacts related to its planned clinical activities.

Liquidity and Capital Resources

While we believe that the coronavirus pandemic has not had a significant impact on our financial condition at this time, the extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others.

Due to our uncertainty around our ability to access the capital markets to provide the necessary working capital to fund our long-term operations as a result of the coronavirus pandemic, the Company applied for and received a loan of $231,252 in May 2020 under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief and Economic Security (the “CARES Act”). The Company carefully assessed the requirements at the time of applying for the PPP loan and believed it was necessary to support our operations. The PPP loan matures in May 2022, bears an interest rate of 1% per year and monthly principal and interest payments are deferred to that date that the amount of loan forgiveness is remitted to the lender. The Company believes it has used the loan proceeds for the eligible purposes allowed and applied for full loan forgiveness. On February 18, 2021, the Small Business Administration determined that the Company’s application for full loan forgiveness was fully approved and the full amount of the PPP loan was remitted to the lender for forgiveness. In connection with and addition to the PPP, the Company took other proactive steps to control costs in response to the coronavirus pandemic, which included the reduction of senior management salaries by 10% from May to December 2020. We believe these savings helped to mitigate the financial impact of the coronavirus pandemic on our financial condition.

Overall, we do not yet know the full extent of potential delays or the impact on our business, financial condition, or our preclinical and clinical trial activities and there may be developments outside of our control that require us to adjust our operating plans and, therefore, given the nature of the situation, cannot reasonably estimate the impact of the coronavirus on our financial condition, results of operations or cash flows in the future.

Corporate Information

On January 10, 2020, the Board of Directors of the Company approved a 1-for-55 reverse stock split of the Company’s outstanding common stock, which was effected on January 15, 2020. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our financial statements.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses and expensed when the service has been performed or when the goods have been received. Accrued liabilities are recorded with respect to services provided and/or materials received for which vendors have not yet billed the Company. The financial terms of these contracts are subject to negotiation, vary from provider to provider and may result in uneven payment flows. There may be instances in which payments made to our vendors exceed the level of services provided and result in a prepayment of the expense. In other instances, payment depends on factors such as the successful completion of milestones.

We are required to estimate our accrued research and development expenses, of which a significant portion relate to third party providers the Company has contracted with to perform various research activities on our behalf for the continued development of our product candidates. This process includes reviewing open contracts and purchase orders, estimating the service performed and the associated cost incurred for research and development services not yet billed or otherwise notified of actual cost. Accrued liabilities for the services provided by contract research organizations are recorded during the period incurred based on such estimates and assumptions as expected cost, passage of time over which services will be performed, the level of effort to be expended in each period, the achievement of milestones and other information available to us. Estimates of our research and development accruals are assessed on a quarterly basis based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and facts and circumstances known to us at that time, and adjusted accordingly.

Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from its actual costs. Due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the conduct of our research activities.

Stock-based Compensation

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards. We determine the fair value of restricted stock units based on the fair value of our common stock on the date of grant. We estimate the fair value of our stock options using the Black-Scholes option pricing model, which requires us to develop subjective estimates to be used in calculating the grant date fair value of stock options. The use of the model requires us to make estimates of highly subjective assumptions, such as expected stock price volatility and the estimated expected term of each award. Stock-based compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

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

Leases

At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and recognizes the classification of the lease as operating or financing. For leases with a term greater than one year, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term at the commencement date of the lease.

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

Research and Development Expenses

Research and development expenses relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, research activities under our research collaborations, expenses associated with preclinical and clinical development activities and other operating costs. Our research and development programs are focused on the development of immuno-oncology therapeutics based on our INTASYL therapeutic platform. Since we commenced operations, research and development has composed a significant portion of our total operating expenses and is expected to compose the majority of our spending for the foreseeable future.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

Other Income, net

Other income consists primarily of interest income and expense and various income or expense items of a non-recurring nature.

Results of Operations

The following data summarizes our results of operations for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
	2020	2019	Change
Revenues	$–	$21	$(21)
Operating expenses	8,793	9,008	(215)
Operating loss	(8,793)	(8,987)	194
Net loss	$(8,794)	$(8,908)	$114

Comparison of the Years Ended December 31, 2020 and 2019

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
	2020	2019	Change
Research and development	$4,431	$4,300	$131
General and administrative	4,362	4,708	(346)
Total operating expenses	$8,793	$9,008	$(215)

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020 increased 3% compared with the year ended December 31, 2019 primarily due to an increase in the use of sponsored research organizations to support the development of the Company’s pipeline programs as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 decreased 7% compared with the year ended December 31, 2019, primarily due to decreases in legal-related expenses and recruiting fees to support employee hiring activities as compared to the prior year period.

Liquidity and Capital Resources

Historically, the Company’s primary source of funding has been through the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At December 31, 2020, we had cash of $14,244,000 as compared with $6,934,000 at December 31, 2019.

In August 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) with Lincoln Park Capital, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $15,000,000 in shares of the Company’s common stock. The 2017 Purchase Agreement expired on April 1, 2020 and a total of $1,602,000 in shares of common stock were sold to LPC under the agreement. In August 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $10,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the agreement. The Company is initially limited to the issuance of 19.99% of the Company’s shares outstanding on the date of the 2019 Purchase Agreement to LPC unless stockholder approval is obtained to issue more than such amount or the average price of all sales under the 2019 Purchase Agreement exceed certain amounts as set forth in the agreement. To date, no shares of common stock have been sold to LPC under the 2019 Purchase Agreement.

On January 25, 2021, the Company sold 4,420,863 shares of Company common stock at a purchase price per share of $3.07, pre-funded warrants to purchase an aggregate of 140,065 shares of Company common stock at a purchase price per pre-funded warrant share of $3.069, and warrants to purchase an aggregate of 3,420,696 shares of the Company’s common stock with an exercise price of $3.00 per warrant share in a private placement transaction. Net proceeds to the Company are estimated to be $12,700,000 after deducting placement agent fees and offering expenses.

On February 12, 2021, the Company sold 2,246,784 shares of Company common stock at a purchase price of $3.42 per share in a registered direct offering under the Company’s Form S-3 “shelf” registration statement. Net proceeds to the Company are estimated to be $6,900,000 after deducting placement agent fees and offering expenses.

We believe that our existing cash at December 31, 2020 and the net proceeds received from the Company’s financing activities subsequent to December 31, 2020, as discussed above, should be sufficient to fund operations for at least the next 12 months from the date of the release of the associated financial statements.

Cash Flow

The following table summarizes our cash flows for the periods indicated, in thousands:

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(8,802)	$(8,645)
Net cash used in investing activities	(19)	(72)
Net cash provided by financing activities	16,131	772
Net increase (decrease) in cash and restricted cash	$7,310	$(7,945)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $8,802,000 for the year ended December 31, 2020, as compared with $8,645,000 for the year ended December 31, 2019. The increase in cash used in operating activities was primarily due to an increase in the changes in operating assets and liabilities as compared to the same period in the prior year.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $19,000 for the year ended December 31, 2020, as compared with $72,000 for the year ended December 31, 2019. The decrease in net cash flows from investing activities was primarily related to the amount of laboratory and computer equipment purchases year over year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $16,131,000 for the year ended December 31, 2020, as compared with $772,000 for the year ended December 31, 2019. The increase in net cash flows from financing activities was primarily due to net proceeds received by the Company from the issuance of securities and warrant exercises during year ended December 31, 2020 as compared to the same period in the prior year.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 8 to our consolidated financial statements for further discussion of these indemnification agreements.

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

Stockholders and Board of Directors

Phio Pharmaceuticals Corp.

Marlborough, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Phio Pharmaceuticals Corp. (the “Company”) and subsidiary as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for warrants issued as part of equity offerings

As described in Note 9 to the consolidated financial statements, the Company entered into two registered direct offerings and an underwritten public offering during 2020 that included the issuance of common stock and warrants to purchase common stock. The warrants were evaluated for proper classification on the balance sheet and it was determined that the warrants issued in these equity offerings should be classified within stockholders’ equity.

We identified the accounting for warrants issued as part of equity offerings as a critical audit matter. Our principal considerations included the existence of accounting complexities related to certain provisions of the warrant agreements, including provisions of cash settlement and derivative elements. Auditing these elements required especially challenging auditor judgement and significant audit effort as well as the need for specialized knowledge and skill assessing these elements of the agreement.

The primary procedures we performed to address this critical audit matter included:

•	Reading the agreements related to the warrants issued along with management’s technical accounting memos to understand the facts and circumstances within the warrant agreements and other assumptions impacting the determination of warrant classification.

•	Utilizing personnel with specialized knowledge and skill in debt and equity accounting to evaluate the appropriateness of management’s interpretation on how to apply the relevant accounting guidance for the classification of the warrants issued, including the evaluation of derivative characteristics and the terms associated with the Company’s control that could require cash settlement of the warrants.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 25, 2021

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Years Ended December 31,
	2020	2019
ASSETS
Current assets:
Cash	$14,244	$6,934
Restricted cash	50	50
Prepaid expenses and other current assets	870	316
Total current assets	15,164	7,300
Right of use asset, net	400	511
Property and equipment, net of accumulated depreciation of $1,122 and $1,048 in 2020 and 2019, respectively	157	210
Other assets	18	18
Total assets	$15,739	$8,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$728	$809
Accrued expenses and other current liabilities	1,352	964
Lease liability	116	107
Total current liabilities	2,196	1,880
Lease liability, net of current portion	295	411
Long-term debt	231	–
Total liabilities	2,722	2,291
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,780,973 and 669,433 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	116,629	100,566
Accumulated deficit	(103,613)	(94,819)
Total stockholders’ equity	13,017	5,748
Total liabilities and stockholders’ equity	$15,739	$8,039

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Revenues	$–	$21
Operating expenses:
Research and development	4,431	4,300
General and administrative	4,362	4,708
Total operating expenses	8,793	9,008
Operating loss	(8,793)	(8,987)
Total other (expense) income, net	(1)	79
Loss before income taxes	(8,794)	(8,908)
Provision for income taxes	–	–
Net loss	$(8,794)	$(8,908)
Net loss per common share:
Basic and diluted	$(1.92)	$(19.33)
Weighted average number of common shares outstanding:
Basic and diluted	4,587,346	460,809

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	342,578	$–	$99,489	$(85,911)	$13,578
Issuance of common stock upon the exercise of warrants	130,338	–	72	–	72
Issuance of common stock under Lincoln Park Capital, LLC purchase agreement	9,090	–	(58)	–	(58)
Issuance of restricted stock	4,419	–	–	–	–
Issuance of common stock under employee stock purchase plan	36	–	1	–	1
Issuance of common stock in connection with registered direct public offering, net of offering costs of $234	181,818	1	765	–	766
Issuance of common stock upon vesting of restricted stock units	1,154	–	(3)	–	(3)
Stock-based compensation expense	–	–	300	–	300
Net loss	–	–	–	(8,908)	(8,908)
Balance at December 31, 2019	669,433	$1	$100,566	$(94,819)	$5,748
Cash in lieu of fractional shares for 1:55 reverse stock split	(1,364)	–	(15)	–	(15)
Issuance of common stock under employee stock purchase plan	153	–	1	–	1
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs of $746	1,910,120	–	4,994	–	4,994
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs of $906	993,633	–	7,093	–	7,093
Issuance of common stock upon the exercise of warrants	2,205,663	–	3,856	–	3,856
Issuance of common stock upon vesting of restricted stock units	3,335	–	(2)	–	(2)
Stock-based compensation expense	–	–	136	–	136
Net loss	–	–	–	(8,794)	(8,794)
Balance at December 31, 2020	5,780,973	$1	$116,629	$(103,613)	$13,017

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,794)	$(8,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	72	67
Non-cash lease expense	111	109
Non-cash stock-based compensation expense	136	300
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(554)	(113)
Accounts payable	(81)	259
Accrued expenses and other liabilities	415	(257)
Lease liability	(107)	(102)
Net cash used in operating activities	(8,802)	(8,645)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(19)	(72)
Net cash used in investing activities	(19)	(72)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	12,087	708
Net proceeds from the exercise of warrants	3,856	72
Cash paid in lieu of fractional shares for 1:55 reverse stock split	(15)	–
Payment of taxes for net share settled restricted stock unit issuances	(2)	(3)
Proceeds from debt	231	–
Proceeds from the issuance of common stock in connection with the employee stock purchase plan	1	1
Payments for capital lease obligations less than one year	(27)	(6)
Net cash provided by financing activities	16,131	772
Net increase (decrease) in cash and restricted cash	7,310	(7,945)
Cash and restricted cash at the beginning of period	6,984	14,929
Cash and restricted cash at the end of period	$14,294	$6,984
Supplemental disclosure of cash flow information:
Interest paid	$6	$5
Supplemental disclosure of non-cash investing and financing activities:
Right of use asset obtained in exchange for operating lease liability	$–	$620
Acquisition of property and equipment included in accrued expenses and other current liabilities	$–	$33

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a biotechnology company developing the next generation of immuno-oncology therapeutics based on its self-delivering RNAi (“INTASYL™”) therapeutic platform. The Company’s efforts are focused on silencing tumor-induced suppression of the immune system through its proprietary INTASYL platform with utility in immune cells and the tumor micro-environment. The Company’s goal is to develop powerful INTASYL therapeutic compounds that can weaponize immune effector cells to overcome tumor immune escape, thereby potentially providing patients with a powerful new treatment option that goes beyond current treatment modalities.

In December 2019, a novel strain of coronavirus that causes COVID-19 was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared the outbreak a pandemic. Our operations have continued with limited impact and are operating in accordance with federal, state, WHO and the Center for Disease Control’s guidelines, including the implementation of safety measures such as working remotely, staggered scheduling and cleaning protocols. While the measures to contain and prevent the spread of coronavirus may be modified or extended, we expect that our activities, including our internal research and development functions, will continue to remain largely operational.

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations. If the impact to their operations continue or extend, it may in turn affect our operations. We previously had been able to engage with third-party service providers in areas with limited or no impact (e.g. countries with limited or no restrictions), but with the global spread of the virus and associated restrictions, this has been no longer possible. The Company does not expect a material impact to its program’s anticipated timelines as a result of potential delays from our third-party service providers and believes that it has a sufficient supply of our INTASYL compounds to conduct its ongoing preclinical studies and initial clinical activities. The Company has also undertaken efforts to mitigate potential future impact by identifying and engaging alternative third-party service providers and suppliers. However, the ultimate impact to these third parties on which we rely is highly uncertain and subject to change. If the measures to contain the outbreak are extended or further expanded, it could reduce or delay the availability of supplies and services that we purchase and outsource, which may in turn slow or delay our preclinical and clinical activities, and/or result in higher costs.

We believe that the coronavirus pandemic has not had a significant impact on our operations and financial condition thus far, however a variety of factors, including current and future restrictions and the length of the pandemic, may further impact our operations and may slow or diminish our research and development activities. The extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

Uses of Estimates in Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas subject to significant estimates and judgement include, among others, those related to the fair value of equity awards, research and development expenses, useful lives of property and equipment, income taxes, and our valuation allowance on our deferred tax assets. On an ongoing basis we evaluate our estimates and base our estimates on historical experience and other relevant assumptions that we believe are reasonable under the circumstances, including as a result of new information that may emerge concerning the coronavirus pandemic. We have made estimates of the impact of the coronavirus pandemic within our financial statements and there may be changes to those estimates in future periods. Actual results could differ materially from these estimates.

Restricted Cash

Restricted cash consists of certificates of deposit held by financial institutions as collateral for the Company’s corporate credit cards.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances in several accounts with a financial institution that management believes is creditworthy, which at times are in excess of federally insured limits. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives of the related assets. The Company provides for depreciation over the assets’ estimated useful lives as follows:

Computer equipment	3 years
Machinery & equipment	5 years
Furniture & fixtures	5 years
Leasehold improvements	5 years

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $72,000 and $67,000, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever an event occurs or change in circumstances that the related carrying amounts may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The Company believes no impairment existed as of December 31, 2020 or 2019.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for restricted cash, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Leases

At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and recognizes the classification of the lease as operating or financing. For leases with a term greater than one year, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term at the commencement date of the lease.

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

Debt

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the coronavirus pandemic. The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak that includes, but is not limited to, provisions providing aid to small businesses in the form of loans and grants and numerous tax provisions such as certain payroll tax benefits, changes to the net operating loss rules, and the business interest expense deduction rules. Outside of the Paycheck Protection Program (the “PPP”) offered under the CARES Act, the Company has not utilized the other loan programs and tax provisions, such as certain payroll tax benefits. On May 11, 2020, the Company received loan proceeds pursuant to the PPP. The Company followed the guidance under the FASB ASC Topic 470, “Debt” (“ASC 470”) in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of PPP loan proceeds received and is accruing interest over the term of the loan. For additional information regarding the Company’s accounting for the PPP loan proceeds, refer to Note 7. As there continues to be updates to the provisions under the CARES Act, the Company will continue to assess the potential impacts on its business, results of operations and financial statements.

Derivative Financial Instruments

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

Accrued liabilities are recorded related to those expenses for which vendors have not yet billed the Company with respect to services provided and/or materials that it has received. Accrued liabilities for the services provided by contract research organizations are recorded during the period incurred based on such estimates and assumptions as expected cost, passage of time, the achievement of milestones and other information available to us and are assessed on a quarterly basis. Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from its actual costs.

Stock-based Compensation

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model requires the input of valuation assumptions to calculate the value of stock options, including expected volatility, expected term, risk-free interest rate and expected dividends. The fair value of restricted stock units is based upon the Company’s closing stock price at the grant date. Stock-based compensation expense is recognized over the requisite service period, which generally represents the vesting period, and commences at the date of grant based on the fair value of the award.

Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. Accordingly, we are also required to estimate forfeitures at the time of grant, and to revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Our forfeiture rate estimates are based on an analysis of our actual forfeiture experience, employee turnover behavior, and other factors. The impact of any adjustments to our forfeiture rates would be recorded as a cumulative adjustment in the period of adjustment. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing the Company’s net less by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares outstanding, except where such dilutive potential common shares would be anti-dilutive. Dilutive potential common shares primarily consist of warrants, restricted stock units and stock options.

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

While we believe that the coronavirus pandemic has not had a significant impact on our financial condition and results of operations at this time, the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict. There may be developments outside of our control that require us to adjust our operating plans and given the nature of the situation, we cannot reasonably estimate the impact of the coronavirus pandemic on our financial conditions, results of operations or cash flows in the future.

The Company believes that its existing cash and the net proceeds received from the Company’s financing activities subsequent to the balance sheet date, discussed further in Note 14, should be sufficient to fund operations for at least the next 12 months from the date of the release of these financial statements.

4. Recent Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-18, “Collaborative Arrangements (Topic 808)” (“Topic 808”), which clarifies the interaction between Topic 808 and ASC Topic 606, “Revenue from Customers” (“Topic 606”). The update provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606 and provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. This guidance is required to be applied retrospectively to the date of adoption of Topic 606. The Company adopted Topic 606 in the first quarter of 2018 and adopted ASU 2018-18 in the first quarter of 2020. The Company also elected to apply ASU 2018-18 only to contracts that were not completed at the date of initial application of Topic 606. Since the Company has no significant revenue, this ASU has no immediate impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in the update simplify the accounting for income taxes by eliminating the exceptions related to the incremental approach for intraperiod tax allocation, the recognition of a deferred tax liability for equity method investments, not recognizing a deferred tax liability for a foreign subsidiary and the general methodology for calculating income taxes in an interim period. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for public entities for fiscal years, and the interim periods within those fiscal years, beginning after December 20, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. For convertible instruments, the accounting models for instruments issued with beneficial conversion features or cash conversion features are removed. For contracts in an entity’s own equity, ASU 2020-06 simplifies the settlement assessment by removing the requirements to (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following, in thousands:

	December 31,
	2020	2019
Compensation and benefits	$618	$524
Professional fees	81	171
Research and development costs	549	242
Other	104	27
Total accrued expenses and other current liabilities	$1,352	$964

6. Leases

On January 22, 2019, the Company amended the lease for its corporate headquarters and primary research facility in Marlborough, Massachusetts. The Company leases 7,581 square feet of office and laboratory space, which will expire on March 31, 2024. The lease contains an option to terminate the lease after two years or three years by providing advance written notice of termination pursuant to the terms of the agreement. The exercise of this option was not determined to be reasonably certain and thus is not included in the lease liability on the Company’s balance sheet. Additionally, the lease agreement did not contain information to determine the rate implicit in the lease. As such, the Company calculated its incremental borrowing rate based on what the Company would have to pay to borrow on a collateralized basis over the lease term for an amount equal to the remaining lease payments taking into consideration such assumptions as, but not limited to, the U.S. treasury yield rate and borrowing rates from a creditworthy financial institution using the above lease factors.

The lease for our corporate headquarters represents substantially all of our significant lease obligations. The amounts reported in the consolidated balance sheets for operating leases in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except lease term and discount rate:

	December 31, 2020	December 31, 2019
Assets
Right of use asset	$400	$511
Liabilities
Lease liability, current	116	107
Lease liability, non-current	295	411
Total lease liability	$411	$518
Lease Term and Discount Rate
Weighted average remaining lease term	3.71	4.43
Weighted average discount rate	4.70%	4.64%

Operating lease cost included in operating expense was $132,000 and $127,000 for the years ended December 31, 2020 and 2019, respectively. Short-term lease costs were not material for the years ended December 31, 2020 and 2019.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s consolidated balance sheets and included within changes in the lease liability in the operating activities of our consolidated statement of cash flows was $127,800 and $121,000 for the years ended December 31, 2020 and 2019, respectively.

Future lease payments for our non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2020 is as follows, in thousands:

2021	$132
2022	135
2023	140
2024	35
Total lease payments	442
Less: Imputed interest	(31)
Total operating lease liabilities (includes current portion)	$411

7. Debt

On May 11, 2020, the Company received loan proceeds in the amount of $231,252 from Bank of America, N.A., as lender, pursuant to the PPP under the CARES Act. The PPP loan matures on May 11, 2022, bears interest at a rate of 1% per year and monthly principal and interest payments are deferred to the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender. The loan may be forgiven if used for eligible purposes, including payroll, benefits, rent and utilities. The Company believes it has used the loan proceeds for the eligible purposes allowed and applied for full loan forgiveness. On February 18, 2021, the Small Business Administration determined that the Company’s application for full loan forgiveness was fully approved and the full amount of the PPP loan was remitted to the lender for forgiveness.

When applying for the PPP loan, the Company carefully assessed the requirements for application under the program and believed that the loan was necessary to support its operations. As loan forgiveness had not yet been determined at December 31, 2020, the Company followed the guidance under ASC 470 in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of PPP loan proceeds received and is accruing interest over the term of the loan. As of December 31, 2020, the PPP loan proceeds have been classified as long-term debt on the balance sheet.

8. Commitments and Contingencies

License Commitments

The Company acquires assets under development and enters into research and development arrangements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, the Company is required to make royalty payments based upon a percentage of the sales of the products licensed pursuant to such agreements. Because of the contingent nature of these payments, they are not included in the table of contractual obligations shown below. During the years ended December 31, 2020 and 2019, the Company did not trigger any milestone payments.

The Company’s contractual license obligations that will require future cash payments as of December 31, 2020 are as follows, in thousands:

Year Ending December 31,
2021	165
2022	100
2023	100
2024	100
2025	100
Thereafter	400
Total	$965

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

Litigation

From time to time, the Company is party to legal proceedings. There are none deemed to be material at this time. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to proceedings.

9. Stockholders’ Equity

November 2019 Registered Public Offering— On November 19, 2019, the Company closed a registered public offering of 181,818 shares of the Company’s common stock at an offering price of $5.50 per share (the “November 2019 Offering”). Net proceeds from the November 2019 Offering were $766,000, after deducting fees and expenses. In connection with the November 2019 Offering, the Company issued warrants to purchase a total of 13,636 shares of common stock with an exercise price of $6.875 per share (the “November 2019 Placement Agent Warrants”) to the placement agent, H.C. Wainwright & Co., LLC (“HCW”).

Concurrent with the close of the November 2019 Offering, the Company unilaterally reduced the per share exercise price of all of the outstanding common stock warrants issued in October 2018 to an exercise price of $10.45 per share, which was equal to the closing price of the Company’s common stock on November 15, 2019, and to $13.06 per share for the warrants issued to HCW, which was equal to 125% of the closing price of the Company’s common stock on November 15, 2019. The modification resulted in an increase in fair value of approximately $800,000. This amount was recorded as a cost of capital of the November 2019 Offering and recorded in additional paid-in capital as the modification was required to complete the capital raise.

February 2020 Registered Direct Offering and Private Placement — On February 6, 2020, the Company completed a registered direct offering (the “February 2020 Registered Offering”) of 197,056 shares of the Company’s common stock at a purchase price of $8.705 per share and in a concurrent private placement, sold warrants to purchase an aggregate of 197,056 shares of the Company’s common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $8.71 per share (the “February 2020 Registered Direct Warrants”). Net proceeds to the Company from the February 2020 Registered Offering were $1,467,000 after deducting placement agent fees and offering expenses paid by the Company. In connection with the February 2020 Registered Offering, the Company also issued warrants to purchase a total of 14,779 shares of the Company’s common stock with an exercise price of $11.0375 per share (the “February 2020 Placement Agent Warrants”) to the placement agent, HCW.

February 2020 Underwritten Public Offering — On February 13, 2020, the Company completed an underwritten public offering of 993,633 shares of the Company’s common stock at a purchase price per share of $4.00, pre-funded warrants (the “2020 Pre-Funded Warrants”) to purchase an aggregate of 1,006,367 shares of the Company’s common stock at a purchase price per pre-funded warrant share of $3.999, and warrants (the “February 2020 Warrants”) to purchase an aggregate of 2,000,000 shares of the Company’s common stock with an exercise price of $4.00 per warrant shares (the “February 2020 Underwritten Offering”). The 2020 Pre-Funded Warrants were immediately exercisable at an exercise price per share of $0.001 and each share of Company common stock or 2020 Pre-Funded Warrant, as applicable, was sold with a February 2020 Warrant.

In connection with the February 2020 Underwritten Offering, the Company also granted to the underwriter, HCW, a 30-day option to purchase up to an additional 300,000 shares of the Company’s common stock at a purchase price of $3.999 per such share and/or warrants to purchase up to 300,000 shares of the Company’s common stock at a purchase price of $0.001 per such warrant. Such warrants have the same terms as the February 2020 Warrants. On February 12, 2020, HCW exercised its option to purchase warrants to purchase an aggregate of 300,000 shares of the Company’s common stock. Additionally, pursuant to the February 2020 Underwritten Offering, the Company issued warrants to purchase up to 150,000 shares of Company common stock, immediately exercisable at an exercise price of $5.00 per share (the “February 2020 Underwriter Warrants”) to HCW, as underwriter.

Net proceeds from the February 2020 Underwritten Offering were $7,093,000 after deducting underwriting discounts and commissions and offering expenses paid by the Company.

April 2020 Registered Direct Offering and Private Placement — On April 2, 2020, the Company completed a registered direct offering (the “April 2020 Offering”) of 1,713,064 shares of the Company’s common stock at a purchase price of $2.21 per share and in a concurrent private placement, sold warrants to purchase an aggregate of 1,713,064 shares of the Company’s common stock at a purchase price of $0.125 per underlying warrant share and with an exercise price of $2.21 per share (the “April 2020 Warrants”). Net proceeds to the Company from the April 2020 Offering were $3,527,000 after deducting placement agent fees and offering expenses paid by the Company. In connection with the April 2020 Offering, the Company also issued warrants to purchase a total of 128,480 shares of the Company’s common stock with an exercise price of $2.9188 per share (the “April 2020 Placement Agent Warrants”) to the placement agent, HCW.

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

The following table summarizes warrant activity and the shares of common stock underlying the Company’s outstanding equity-classified warrants for the year ended December 31, 2020:

	Exercise	Expiration	Balance December 31,	Warrants	Warrants	Warrants	Balance December 31,
Description	Price	Date	2019	Issued	Exercised	Expired	2020
June 2015 Warrants	$2,860.00	6/2/2020	2,364	–	–	(2,364)	–
December 2016 Warrants	$495.00	12/21/2021	23,233	–	–	–	23,233
April 2018 Warrants	$173.25	5/31/2023	20,599	–	–	–	20,599
April 2018 Placement Agent Warrants	$223.00	4/9/2023	1,373	–	–	–	1,373
October 2018 Warrants	$10.45	10/3/2025	389,610	–	–	–	389,610
October 2018 Underwriter Warrants	$13.06	10/1/2023	29,220	–	–	–	29,220
November 2019 Placement Agent Warrants	$6.875	11/18/2024	13,636	–	–	–	13,636
February 2020 Registered Direct Warrants	$8.71	8/6/2025	–	197,056	–	–	197,056
February 2020 Placement Agent Warrants	$11.0375	2/4/2025	–	14,779	–	–	14,779
February 2020 Underwritten Offering Warrants	$4.00	2/13/2025	–	2,300,000	(973,500)	–	1,326,500
February 2020 Pre-funded Warrants	$0.001	No expiration	–	1,006,367	(1,006,367)	–	–
February 2020 Underwriter Warrants	$5.00	2/11/2025	–	150,000	–	–	150,000
April 2020 Warrants	$2.21	10/2/2025	–	1,713,064	(428,266)	–	1,284,798
April 2020 Placement Agent Warrants	$2.9188	3/31/2025	–	128,480	–	–	128,480
			480,035	5,509,746	(2,408,133)	(2,364)	3,579,284

During the year ended December 31, 2020, the Company received net proceeds of $3,856,000 from the exercise of warrants. During the year ended December 31, 2019, the Company received net proceeds of $72,000 from the exercise warrants.

Of the warrants exercised during the year ended December 31, 2020, 428,266 of the Company’s April 2020 Warrants were exercised via a cashless exercise transaction and as a result a total of 225,796 shares of common stock were issued. There were no cashless exercises of warrants during the year ended December 31, 2019.

10. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	December 31,
	2020	2019
Options to purchase common stock	2,570	2,659
Nonvested restricted stock units	9,699	14,945
Warrants to purchase common stock	3,579,284	480,035
Total	3,591,553	497,639

11. Stock-based Compensation

Stock Plans

The Company’s approved equity plans include the Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan (the “2020 Plan”) and the Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan (the “2012 Plan”). These plans are administered by our board of directors and provide for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and performance cash awards. Upon adoption of the 2020 Plan, shares that remained available for grant under the 2012 Plan and shares that were subject to outstanding awards under the 2012 Plan were included in the authorized shares available for grant under the 2020 Plan. Further, upon adoption of the 2020 Plan, the Company no longer grants new equity awards under the 2012 Plan.

As of December 31, 2020, there were an aggregate of 1,267,675 shares of common stock reserved under the 2020 Plan, including 2,570 shares subject to outstanding stock options and 9,699 shares subject to unvested restricted stock units (“RSUs”) and 1,254,906 shares available for future grants. Stock options and RSUs granted by the Company to employees generally vest annually over 4 years after the grant date and, in the instance of stock options, expire within ten years of issuance.

Restricted Stock Units

RSUs are issued under the 2020 Plan or as inducement grants issued outside of the plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of service requirements. Upon vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The fair value of the RSUs awarded are based upon the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2019	14,945	$20.50
Granted	–	–
Vested	(4,282)	22.18
Forfeited	(964)	18.33
Unvested units at December 31, 2020	9,699	$19.97

Stock-based compensation expense related to RSUs was $85,000 and $125,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the compensation expense for all unvested RSUs in the amount of approximately $151,000 will be recognized in the Company’s results of operations over a weighted average period of 2.35 years.

Stock Options

Stock options are issued under the 2020 Plan or as inducement grants issued outside of the plan to new employees. Stock options are generally subject to graded vesting and the satisfaction of service requirements. Upon the exercise of a stock option, the Company issues new shares and delivers them to the recipient. The Company does not expect to repurchase shares to satisfy stock option exercises. The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. The Company did not grant stock options during the year ended December 31, 2020. For valuing options granted during the year ended December 31, 2019, the following assumptions were used:

December 31, 2019
Risk-free interest rate	1.85 – 2.58%
Expected volatility	97.67 – 98.87%
Expected lives (in years)	5.31
Expected dividend yield	0.00%

The weighted-average fair value of options granted during the year ended December 31, 2019 was $16.50 per share.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption is based upon the Company’s own implied volatility. As the Company has limited stock option exercise information, the expected life assumption used for option grants is based upon the simplified method provided for under ASC 718. The dividend yield assumption is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The following table summarizes the activity of the Company’s stock option plan for the year ended December 31, 2020:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2019	2,659	$3,298.90
Granted	–	–
Exercised	–	–
Cancelled	(89)	2,671.45
Balance at December 31, 2020	2,570	$3,334.06	6.22 years	$–
Exercisable at December 31, 2020	1,855	$4,578.01	5.70 years	$–

Stock-based compensation expense related to stock options for the years ended December 31, 2020 and 2019 was $51,000 and $69,000, respectively.

As of December 31, 2020, the compensation expense for all unvested stock options in the amount of approximately $58,000 will be recognized in the Company’s results of operations over a weighted average period of 1.47 years.

There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized.

Restricted Stock

During the period of from September 15, 2018 to February 28, 2019, the Company’s former Chief Executive Officer elected the right to receive, in lieu cash, up to 50% of his base salary and cash bonuses, if any, (collectively, the “Compensation”) payable in the form of unvested, restricted shares of the Company’s common stock. Such restricted shares were received in the form of a series of grants made on each Company payroll date in lieu of cash payment of the Compensation. All shares issued in lieu of Compensation vested in full on June 1, 2019. The fair value of the restricted stock was based on the Company’s closing stock price on the date of grant and was expensed over the vesting period. During the year ended December 31, 2019, the Company granted 4,419 shares of restricted stock in lieu of Compensation and recorded $106,000 in stock-based compensation expense.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the years ended December 31, 2020 and 2019, in thousands:

	December 31,
	2020	2019
Research and development	$22	$21
General and administrative	114	279
Total stock-based compensation	$136	$300

12. Income Taxes

For the years ended December 31, 2020 and 2019, all of the Company’s loss before income taxes was generated in the United States.

The components of federal and state income tax expense (benefit) are as follows, in thousands:

	Years Ended December 31,
	2020	2019
Current
Federal	$–	$–
State	–	–
Total current	–	–
Deferred
Federal	(1,873)	(1,773)
State	(768)	(759)
Total deferred	(2,641)	(2,532)
Valuation allowance	2,641	2,532
Total income tax expense (benefit)	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.7	6.7
Non-deductible expenses	(0.5)	(0.2)
Income tax credits	2.1	1.5
Valuation allowance	(29.3)	(29.0)
Effective tax rate	–	–

The components of the Company’s deferred tax assets are as follows, in thousands:

	Years Ending December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$22,307	$19,647
Tax credit carryforwards	2,017	1,710
Stock-based compensation	1,374	1,391
Licensing deduction deferral	2,376	2,717
Other timing differences	196	165
Lease liability	111	140
Deferred tax assets	28,381	25,770
Deferred tax liabilities:
Right of use asset	(108)	(138)
Deferred tax liability	(108)	(138)
Valuation allowance	(28,273)	(25,632)
Net deferred tax asset	$–	$–

The Company’s deferred tax assets at December 31, 2020 and 2019 consisted primarily of its net operating loss carryforwards, tax credit carryforwards, deferred compensation and intangible assets capitalized for federal income tax purposes. The valuation allowance increased $2,641,000 and $2,532,000 for the years ended December 31, 2020 and 2019, respectively, and is primarily attributable to an increase in net operating losses and tax credits.

The Company has incurred net operating losses since inception. At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $83,600,000 and $75,300,000, respectively, which will begin to expire in 2031. Approximately, $55,300,000 of the federal net operating loss carryforwards will begin to expire in 2031, unless previously utilized, and approximately $28,300,000 of the federal net operating loss carryforwards will carryforward indefinitely. The Company’s state tax loss carryforwards will begin to expire in 2031, unless previously utilized. In addition, the Company has federal and state research credits of $1,430,000 and $742,000, respectively, which begin to expire in 2031. Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a full deferred income tax valuation allowance has been recorded against these assets.

In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to their history of losses. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 and 383. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no adjustments have been reflected in the deferred tax asset for net operating loss carryforwards.

The Company files income tax returns in the United States, Massachusetts and New Jersey. The Company is subject to tax examinations for federal and state purposes for tax years 2012 through 2020. The Company has not recorded any uncertain tax positions as of December 31, 2020 or 2019. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expenses.

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

Advirna LLC. We have entered into an agreement with Advirna LLC (“Advirna”), pursuant to which Advirna assigned to us its existing patent and technology rights related to the INTASYL™ technology. Under the terms of the agreement, in April 2012, the Company issued to Advirna shares of common stock equal to 5% of the Company’s fully-diluted shares outstanding at the time of issuance. In exchange, the Company is also obligated to pay Advirna an annual maintenance fee and a milestone payment upon the issuance of the first patent with valid claims covering the assigned technology, which was paid in 2014. Additionally, we will be required to pay low single-digit royalties to Advirna on any licensing revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. To date, royalties owed to Advirna under the agreement have been minimal. We also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics.

Our rights under the Advirna agreement will expire upon the later of: (i) the expiration of the last-to-expire of the “patent rights” (as defined therein) included in the Advirna agreement; or (ii) the abandonment of the last-to-be abandoned of such patents, unless earlier terminated in accordance with the provisions of the agreement.

14. Subsequent Events

January 2021 Private Placement — On January 25, 2021, the Company closed on its private placement of 4,420,863 shares of the Company’s common stock at a purchase price per share of $3.07, pre-funded warrants to purchase an aggregate of 140,065 shares of the Company’s common stock at a purchase price per pre-funded warrant share of $3.069, and warrants to purchase an aggregate of 3,420,696 shares of the Company’s common stock with an exercise price of $3.00 per warrant share. In connection with the private placement, the Company issued warrants to the placement agent, HCW, to purchase a total of 342,070 shares of the Company’s common stock at an exercise price of $3.8375. Net proceeds to the Company are estimated to be $12.7 million after deducting placement agent fees and offering expenses.

The Company is currently reviewing the accounting for the pre-funded warrants and warrants issued in the January 2021 private placement.

February 2021 Registered Direct Offering — On February 12, 2021, the Company closed on a registered direct offering of 2,246,784 shares of the Company’s common stock at a purchase price of $3.42 per share. In connection with the registered direct offering, the Company issued warrants to the placement agent, HCW, to purchase a total of 168,509 shares of the Company’s common stock at an exercise price of $4.275. Net proceeds to the Company are estimated to be $6.9 million after deducting placement agent fees and offering expenses.

Warrant Exercises — Subsequent to the balance sheet date, the Company received net proceeds of $2,146,000 from the exercise of warrants for a total of 1,083,321 shares of common stock.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management, with the participation of our Chief Executive Officer (who is also acting as our principal financial officer) and our Principal Accounting Officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K provides only management’s report. As a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings: any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, any action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law or the Company’s certificate of incorporation or bylaws, or any action asserting a claim against the Company governed by the internal affairs doctrine. Despite the fact that our certificate of incorporation provides for this exclusive forum provision to be applicable to the fullest extent permitted by applicable law, Section 27 of the Securities Act and Exchange Act, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, this provision of our certificate of incorporation would not apply to claims brought to enforce a duty or liability created by the Securities Act, Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

  The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Our consolidated financial statements are set forth in Item 8 to this Annual Report on Form 10-K.

Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

Exhibits

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amendment and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Amended and Restated Bylaws of Phio Pharmaceutical Corp.	Current Report on Form 8-K (File No. 001-36304)	October 13, 2020

4.1	Form of Warrant.	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-214199)	December 14, 2016

4.2	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

4.3	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

4.4	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	September 28, 2018

4.5	Form of Underwriter Warrant.	Current Report on Form 8-K (File No. 001-36304)	October 5, 2018

4.6	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2019

4.7	Form of Warrant	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

4.8	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.9	Form of Underwriter Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.10	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

4.11	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

4.12	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 17, 2021

4.13	Description of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.**	Annual Report on Form 10-K (File. 001-36304)	March 26, 2020

10.1	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Advirna, LLC, effective as of September 24, 2011.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.2	Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan.*	Registration Statement on Form S-8 (File No. 333-251670)	December 23, 2020

10.3	Form of Restricted Stock Unit Award under the Company’s 2020 Long Term Incentive Plan.*

10.4	Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan.*	Quarterly Report on Form 10-Q (File No. 001-36304)	November 12, 2019

10.5	Form of Restricted Stock Unit Award under the Company’s 2012 Long Term Incentive Plan.*	Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177498)	December 29, 2011

10.6	Form of Incentive Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.7	Form of Non-Qualified Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.8	RXi Pharmaceuticals Corporation Employee Stock Purchase Plan.*	Registration Statement on Form S-8 (File No. 333-277013)	August 24, 2018

10.9	Form of Indemnification Agreement.*	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012

10.10	Employment Agreement, dated April 24, 2017, between RXi Pharmaceuticals Corporation and Gerrit Dispersyn, Dr. Med. Sc.*	Post-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-214199)	May 4, 2017

10.11	Lease Agreement dated December 17, 2013 between RXi Pharmaceuticals Corporation and 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC.	Current Report on Form 8-K (File No. 000-54910)	December 20, 2013

10.12	First Amendment to Lease dated January 22, 2019.	Current Report on Form 8-K (File No. 001-36304)	January 28, 2019

10.13	Purchase Agreement, dated as of August 7, 2019 by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2019

10.14	First Amendment to Purchase Agreement by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Registration Statement on Form S-1 (File No. 333-233584)	August 30, 2019

10.15	Registration Rights Agreement, dated as of August 7, 2019, by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2019

10.16	Securities Purchase Agreement, dated February 4, 2020, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

10.17	Securities Purchase Agreement, dated March 31, 2020, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

10.18	Securities Purchase Agreement, dated January 21, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

10.19	Registration Rights Agreement, dated January 21, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

10.20	Securities Purchase Agreement, dated February 12, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	February 17, 2021

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm.**

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer.**

32.1	Sarbanes-Oxley Action Section 906 Certification of Principal Executive Officer and Principal Financial Officer.**

101	The following financial information from the Annual Report on Form 10-K of Phio Pharmaceuticals Corp. for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2020 and 2019; (2) Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019; (3) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019; (4) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019; and (4) Notes to Consolidated Financial Statements.**

 _________________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
+	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHIO PHARMACEUTICALS CORP.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer

Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gerrit Dispersyn Gerrit Dispersyn, Dr. Med. Sc.	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 25, 2021

/s/ Caitlin Kontulis Caitlin Kontulis	Vice President of Finance and Administration and Secretary (Principal Accounting Officer)	March 25, 2021

/s/ Robert J. Bitterman Robert J. Bitterman	Director	March 25, 2021

/s/ Geert Cauwenbergh Geert Cauwenbergh, Dr. Med. Sc.	Director	March 25, 2021

/s/ H. Paul Dorman H. Paul Dorman	Director	March 25, 2021
/s/ Robert L. Ferrara Robert L. Ferrara	Director	March 25, 2021

/s/ Jonathan E. Freeman Jonathan E. Freeman, Ph.D.	Director	March 25, 2021

/s/ Curtis A. Lockshin Curtis A. Lockshin, Ph.D.	Director	March 25, 2021

