Form 10-Q
period 2021-03-31
Phio Pharmaceuticals Corp.
filed 2021-05-13
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, Phio Pharmaceuticals Corp. had 13,534,389 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED MARCH 31, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$32,695	$14,244
Restricted cash	50	50
Prepaid expenses and other current assets	577	870
Total current assets	33,322	15,164
Right of use asset, net	371	400
Property and equipment, net	145	157
Other assets	18	18
Total assets	$33,856	$15,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615	$728
Accrued expenses and other current liabilities	1,458	1,352
Lease liability	118	116
Total current liabilities	2,191	2,196
Lease liability, net of current portion	265	295
Long-term debt	–	231
Total liabilities	2,456	2,722
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 13,534,389 and 5,780,973 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	138,419	116,629
Accumulated deficit	(107,020)	(103,613)
Total stockholders’ equity	31,400	13,017
Total liabilities and stockholders’ equity	$33,856	$15,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$2,621	$1,218
General and administrative	1,017	1,138
Total operating expenses	3,638	2,356
Operating loss	(3,638)	(2,356)
Other income (expense)
Gain on extinguishment of debt	233	–
Interest (expense) income, net	(2)	5
Total other income	231	5
Net loss	$(3,407)	$(2,351)
Net loss per common share:
Basic and diluted	$(0.32)	$(1.33)
Weighted average number of common shares outstanding
Basic and diluted	10,680,395	1,772,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	5,780,973	$1	$116,629	$(103,613)	$13,017
Issuance of common stock, pre-funded warrants and warrants in connection with private placement, net of offering costs of $1,333	4,420,863	–	12,669	–	12,669
Issuance of common stock in registered direct offering, net of offering costs of $776	2,246,784	–	6,908	–	6,908
Issuance of common stock upon the exercise of warrants	1,083,321	–	2,146	–	2,146
Issuance of common stock upon vesting of restricted stock units	2,448	–	–	–	–
Stock-based compensation expense	–	–	67	–	67
Net loss	–	–	–	(3,407)	(3,407)
Balance at March 31, 2021	13,534,389	$1	$138,419	$(107,020)	$31,400

For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	669,433	$1	$100,566	$(94,819)	$5,748
Issuance of common stock under employee stock purchase plan	153	–	1	–	1
Cash in lieu of fractional shares for 1:55 reverse stock split	(1,364)	–	(15)	–	(15)
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs of $273	197,056	–	1,467	–	1,467
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs of $906	993,633	–	7,093	–	7,093
Issuance of common stock upon the exercise of warrants	1,006,367	–	1	–	1
Issuance of common stock upon vesting of restricted stock units	2,573	–	(2)	–	(2)
Stock-based compensation expense	–	–	43	–	43
Net loss	–	–	–	(2,351)	(2,351)
Balance at March 31, 2020	2,867,851	$1	$109,154	$(97,170)	$11,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,407)	$(2,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	18
Non-cash lease expense	29	27
Non-cash stock-based compensation	67	43
Changes in operating assets and liabilities:
Prepaid expenses and other assets	293	49
Accounts payable	(113)	(124)
Accrued expenses and other liabilities	108	188
Lease liability	(28)	(26)
Net cash used in operating activities	(3,033)	(2,176)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(6)	(10)
Net cash used in investing activities	(6)	(10)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	19,577	8,561
Net proceeds from the exercise of warrants	2,146	1
Forgiveness of debt	(233)	–
Cash paid in lieu of fractional shares for 1:55 reverse stock split	–	(15)
Payments of taxes for net share settled restricted stock unit issuances	–	(2)
Payments of capital lease obligations less than one year	–	(9)
Net cash provided by financing activities	21,490	8,536
Net increase in cash and restricted cash	18,451	6,350
Cash and restricted cash at the beginning of period	14,294	6,984
Cash and restricted cash at the end of period	$32,745	$13,334
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accrued expenses and other current liabilities	$–	$18

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

In December 2019, a novel strain of coronavirus that causes COVID-19 was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared the outbreak a pandemic. Our operations have continued with limited impact and are operating in accordance with federal, state, the WHO and the Center for Disease Control’s guidelines, including the implementation of safety measures such as working remotely, staggered scheduling and cleaning protocols. While the measures to contain and prevent the spread of coronavirus may be modified or extended, we expect that our activities, including our internal research and development functions, will continue to remain largely operational.

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations and if the impact to their operations continue or extend, it may in turn affect our operations. The Company has undertaken efforts to mitigate potential future impact by identifying and engaging alternative third-party service providers and suppliers, and because of that, to date the Company has not seen a material impact to its program’s anticipated timelines resulting from delays from our third-party service providers. For example, by engaging different contract manufacturers, the Company believes that it has a sufficient supply of its INTASYL compounds to conduct its ongoing preclinical studies and initial clinical activities. However, the ultimate impact to these third parties on which we rely is highly uncertain and subject to change. Without a swift and sustained improvement of the impacts experienced by the Company’s third-party suppliers and service providers, the effect of our mitigation efforts will diminish and may result in material impacts to our operations. If the global measures to contain the pandemic are insufficient, it could reduce or delay the availability of supplies and services that we purchase and rely, which may in turn slow or delay our preclinical and clinical activities, and/or result in higher costs.

We believe that the coronavirus pandemic has not had a significant impact on our financial condition thus far, however a variety of factors such as those described above, including current and future restrictions and the length of the pandemic, may further impact our operations and may slow or diminish our research and development activities, which in turn may impact our financial condition. The extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures included in the Company’s annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Phio and its wholly-owned subsidiary, MirImmune, LLC. All material intercompany accounts have been eliminated in consolidation.

Uses of Estimates in Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas subject to significant estimates and judgement include, among others, those related to the fair value of equity awards, accruals for research and development expenses, useful lives of property and equipment, income taxes, and our valuation allowance on our deferred tax assets. On an ongoing basis we evaluate our estimates and base our estimates on historical experience and other relevant assumptions that we believe are reasonable under the circumstances, including as a result of new information that may emerge concerning the coronavirus pandemic. We have made estimates of the impact of the coronavirus pandemic within our financial statements and there may be changes to those estimates in future periods. Actual results could differ materially from these estimates.

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

Debt

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the coronavirus pandemic. The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak that includes, but is not limited to, provisions providing aid to small businesses in the form of loans and grants and numerous tax provisions such as certain payroll tax benefits, changes to the net operating loss rules, and the business interest expense deduction rules. On May 11, 2020, the Company received loan proceeds pursuant to the Paycheck Protection Program (the “PPP”) offered under the CARES Act. Outside of the PPP, the Company has not utilized the other loan programs and tax provisions, such as certain payroll tax benefits.

The Company followed the guidance under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 470, “Debt” (“ASC 470”) in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of PPP loan proceeds received and accrued interest over the term of the loan. Upon loan forgiveness, the Company recognized the extinguishment of the liability in the condensed consolidated statement of operations as a gain on extinguishment of debt.

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

Accrued liabilities are recorded related to those expenses for which vendors have not yet billed the Company with respect to services provided and/or materials that it has received. Accrued liabilities for the services provided by contract research organizations (“CROs”) are recorded during the period incurred based on such estimates and assumptions as expected cost, passage of time, the achievement of milestones and other information available to us and are assessed on a quarterly basis. Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from its actual costs.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares outstanding, except where such dilutive potential common shares would be anti-dilutive. Dilutive potential common shares primarily consist of warrants, restricted stock units and stock options.

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

The Company believes that its existing cash should be sufficient to fund operations for at least the next 12 months from the date of the release of these financial statements.

4. Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in the update simplify the accounting for income taxes by eliminating the exceptions related to the incremental approach for intraperiod tax allocation, the recognition of a deferred tax liability for equity method investments, not recognizing a deferred tax liability for a foreign subsidiary and the general methodology for calculating income taxes in an interim period. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for public entities for fiscal years, and the interim periods within those fiscal years, beginning after December 20, 2020. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. For convertible instruments, the accounting models for instruments issued with beneficial conversion features or cash conversion features are removed. For contracts in an entity’s own equity, ASU 2020-06 simplifies the settlement assessment by removing the requirements to (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

5. Leases

In January 2019, the Company amended the lease for its corporate headquarters and primary research facility in Marlborough, Massachusetts. The lease is for a total of 7,581 square feet of office and laboratory space and will expire on March 31, 2024. The lease contains an option to terminate the lease after two years or three years by providing advance written notice of termination pursuant to the terms of the agreement. The exercise of this option was not determined to be reasonably certain and thus is not included in the lease liability on the Company’s balance sheet. Additionally, the lease agreement did not contain information to determine the rate implicit in the lease. As such, the Company calculated its incremental borrowing rate based on what the Company would have to pay to borrow on a collateralized basis over the lease term for an amount equal to the remaining lease payments taking into consideration such assumptions as, but not limited to, the U.S. treasury yield rate and borrowing rates from a creditworthy financial institution using the above lease factors.

The lease for our corporate headquarters represents substantially all of our significant lease obligations. The amounts reported in the condensed consolidated balance sheets for operating leases in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except lease term and discount rate:

	March 31, 2021	December 31, 2020
Assets
Right of use asset	$371	$400
Liabilities
Lease liability, current	118	116
Lease liability, non-current	265	295
Total lease liability	$383	$411
Lease Term and Discount Rate
Weighted average remaining lease term	3.00	3.71
Weighted average discount rate	4.70%	4.70%

Operating lease cost included in operating expense was $33,000 and $33,000 for the three months ended March 31, 2021 and 2020, respectively. Short-term lease costs were not material for the three months ended March 31, 2021 and 2020.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of our condensed consolidated statement of cash flows was $32,200 and $31,200 for the three months March 31, 2021 and 2020, respectively.

Future lease payments for our non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of March 31, 2021 is as follows, in thousands:

2021 (remaining)	$99
2022	135
2023	140
2024	35
Total lease payments	409
Less: Imputed interest	(26)
Total operating lease liabilities (includes current portion)	$383

6. Debt

On May 11, 2020, the Company received loan proceeds in the amount of $231,252 from Bank of America, N.A., as lender, pursuant to the PPP under the CARES Act. The PPP loan had a maturity date of May 11, 2022, interest at a rate of 1% per year and monthly principal and interest payments that were deferred to the date that the Small Business Administration (the “SBA”) remitted the borrower’s loan forgiveness amount to the lender. When applying for the PPP loan, the Company carefully assessed the requirements for application under the program and believed that the loan was necessary to support its operations. The loans under the PPP may be forgiven if used for eligible purposes, including payroll, benefits, rent and utilities.

The Company followed the guidance under ASC 470 in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of PPP loan proceeds received and accrued interest over the term of the loan. The Company believed it used the loan proceeds for the eligible purposes allowed and applied for full loan forgiveness. On February 18, 2021, the SBA approved the Company’s application for full loan forgiveness and the full amount of the PPP loan was remitted to the lender for forgiveness. Upon loan forgiveness, the Company recognized a gain on the extinguishment of debt of $233,000 for the loan proceeds received and interest accrued in the condensed consolidated statement of operations.

7. Stockholders’ Equity

January 2021 Private Placement — On January 25, 2021, the Company completed a private placement of 4,420,863 shares of the Company’s common stock at a purchase price per share of $3.07, pre-funded warrants to purchase an aggregate of 140,065 shares of the Company’s common stock (the “January 2021 Pre-Funded Warrants”) at a purchase price per pre-funded warrant share of $3.069, and warrants to purchase an aggregate of 3,420,696 shares of the Company’s common stock with an exercise price of $3.00 per warrant share (the “January 2021 Warrants”) (the “Private Placement”). In connection with the Private Placement, the Company issued warrants to the placement agent, H.C. Wainwright & Co., LLC (“HCW”), to purchase a total of 342,070 shares of the Company’s common stock at an exercise price of $3.8375 (the “January 2021 Placement Agent Warrants”). Net proceeds to the Company from the Private Placement were $12,669,000 after deducting placement agent fees and offering expenses.

February 2021 Registered Direct Offering — On February 17, 2021, the Company completed a registered direct offering of 2,246,784 shares of the Company’s common stock at a purchase price of $3.42 per share (the “Offering”). In connection with the Offering, the Company issued warrants to the placement agent, HCW, to purchase a total of 168,509 shares of the Company’s common stock at an exercise price of $4.275 (the “February 2021 Placement Agent Warrants”). Net proceeds to the Company from the Offering were $6,908,000 after deducting placement agent fees and offering expenses.

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

February 2020 Underwritten Public Offering — On February 13, 2020, the Company completed an underwritten public offering of 993,633 shares of the Company’s common stock at a purchase price per share of $4.00, pre-funded warrants (the “2020 Pre-Funded Warrants”) to purchase an aggregate of 1,006,367 shares of the Company’s common stock at a purchase price per pre-funded warrant share of $3.999, and warrants (the “February 2020 Warrants”) to purchase an aggregate of 2,000,000 shares of the Company’s common stock with an exercise price of $4.00 per warrant shares (the “February 2020 Underwritten Offering”). The 2020 Pre-Funded Warrants were immediately exercisable at an exercise price per share of $0.001 and each share of Company common stock or 2020 Pre-Funded Warrant, as applicable, was sold with a February 2020 Warrant. In connection with the February 2020 Underwritten Offering, the Company issued warrants to purchase up to 150,000 shares of Company common stock, immediately exercisable at an exercise price of $5.00 per share (the “February 2020 Underwriter Warrants”) to HCW, as underwriter.

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

Warrants

The Company first assesses the warrants it issues under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether they are within the scope of ASC 480. As there were no instances outside of the Company’s control that could require cash settlement of the warrants issued in the Private Placement and Offering, as well as warrants issued in the Company’s prior financing transactions, the warrants are outside the scope of ASC 480.

The Company then applies and follows the applicable accounting guidance in ASC 815. Financial instruments are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. The warrants issued in the Private Placement and the Offering do not meet the definition of a derivative instrument as they are indexed to the Company’s common stock and classified within stockholders’ equity, as are the warrants issued in the Company’s prior financing transactions. Based on this determination, the Company’s warrants are classified within stockholders’ equity.

The following table summarizes the Company’s outstanding equity-classified warrants at March 31, 2021:

	Exercise	Expiration	Balance December 31,	Warrants	Warrants	Warrants	Balance March 31,
Description	Price	Date	2020	Issued	Exercised	Expired	2021
December 2016 Warrants	$495.00	12/21/2021	23,233	–	–	–	23,233
April 2018 Warrants	$173.25	5/31/2023	20,599	–	–	–	20,599
April 2018 Placement Agent Warrants	$223.00	4/9/2023	1,373	–	–	–	1,373
October 2018 Warrants	$10.45	10/3/2025	389,610	–	–	–	389,610
October 2018 Underwriter Warrants	$13.06	10/1/2023	29,220	–	–	–	29,220
November 2019 Placement Agent Warrants	$6.875	11/18/2024	13,636	–	–	–	13,636
February 2020 Registered Direct Warrants	$8.71	8/6/2025	197,056	–	–	–	197,056
February 2020 Placement Agent Warrants	$11.0375	2/4/2025	14,779	–	–	–	14,779
February 2020 Underwritten Offering Warrants	$4.00	2/13/2025	1,326,500	–	–	–	1,326,500
February 2020 Underwriter Warrants	$5.00	2/11/2025	150,000	–	–	–	150,000
April 2020 Warrants	$2.21	10/2/2025	1,284,798	–	(856,532)	–	428,266
April 2020 Placement Agent Warrants	$2.9188	3/31/2025	128,480	–	(86,724)	–	41,756
January 2021 Pre-Funded Warrants	$0.001	No expiration	–	140,065	(140,065)	–	–
January 2021 Warrants	$3.00	7/27/2026	–	3,420,696	–	–	3,420,696
January 2021 Placement Agent Warrants	$3.8375	7/27/2026	–	342,070	–	–	342,070
February 2021 Placement Agent Warrants	$4.275	2/12/2026	–	168,509	–	–	168,509
			3,579,284	4,071,340	(1,083,321)	–	6,567,303

The Company received net proceeds of $2,146,000 and $1,000 from the exercise of warrants during the three months ended March 31, 2021 and 2020, respectively.

8. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	March 31,
	2021	2020
Options to purchase common stock	2,499	2,637
Nonvested restricted stock units	335,379	11,178
Warrants to purchase common stock	6,567,303	3,141,870
Total	6,905,181	3,155,685

9. Stock-based Compensation

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2020 Long-Term Incentive Plan or as inducement grants issued outside of the plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of service requirements. Upon vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The fair value of the RSUs awarded are based upon the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested units at December 31, 2020	9,699	$19.97
Granted	328,250	3.07
Vested	(2,570)	15.08
Forfeited	–	–
Unvested units at March 31, 2021	335,379	$3.47

Stock-based compensation expense related to RSUs was $57,000 and $29,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company did not grant stock options during the three months ended March 31, 2021 and 2020.

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	2,570	$3,334.06
Granted	–	–
Exercised	–	–
Cancelled	(71)	946.27
Balance at March 31, 2021	2,499	$3,401.90	$–
Exercisable at March 31, 2021	1,803	$4,676.53	$–

Stock-based compensation expense related to stock options for the three months ended March 31, 2021 and 2020 was $10,000 and $14,000, respectively.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three months ended March 31, 2021 and 2020, in thousands:

	Three Months Ended
	March 31,
	2021	2020
Research and development	$13	$6
General and administrative	54	37
Total stock-based compensation	$67	$43

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Risks that could cause actual results to vary from expected results expressed in our forward-looking statements include, but are not limited to, the impact to our business and operations by the recent coronavirus outbreak, the development of our product candidates, our ability to execute on business strategies, our ability to develop our product candidates with collaboration partners, the timeline and duration for advancing our product candidates into clinical development, results from our preclinical and clinical activities and our ability to obtain future financing. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors” and in other filings the Company periodically makes with the SEC. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

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

In contrast to other RNA technologies and platforms, the self-delivering nature of our INTASYL platform makes it ideally suited for use with adoptive cell therapy (“ACT”) treatments as well as for direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties, after growing them in a lab to large numbers. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors, or genetically engineered immune cells that recognize tumor cells. Regardless of the source of immune cells (ACT or naturally occurring immune cells), in patients with solid tumors, these cells have several shortcomings that inhibit their full therapeutic potential. By using INTASYL technology during the manufacturing of such ACT cell products we can improve the phenotype and function of these cells, potentially leading to better therapeutic outcomes. Multiple inhibitory mechanisms restrain immune cells from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence. Furthermore, the immunosuppressive tumor micro-environment (the “TME”) can pose a formidable barrier to immune cell infiltration and function. By using INTASYL based drugs administered directly, we can also reprogram cells in the TME to help overcome these immunosuppressive mechanisms.

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

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. Because our INTASYL compounds do not require a delivery vehicle, in contrast to other RNA technologies, to penetrate into the cells, we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering, without the need for complex delivery vehicles or formulations, and without additional needed complex manufacturing steps. By adding INTASYL to the cell culture media used during the cell expansion, we can reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL compounds, we can reduce the expression of immunosuppressive proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL treatment results in potent silencing with close to 100% transfection efficiency and while maintaining cell viability and cell growth rate. After expanding these cells and enhancing them with INTASYL ex vivo, they are returned to the patient for treatment.

Our lead product candidate and most advanced program being developed in ACT is PH-762, an INTASYL compound that targets the checkpoint protein PD-1. Checkpoint proteins, such as PD-1, normally act as a type of “off switch” that prevent T cells from attacking certain cells, such as cancer cells, in the body. T cells are immune cells that protect the body from cancer cells and infections.

Data developed by Phio and with collaborators has shown that PH-762 silences PD-1 checkpoint expression, thereby removing the “off switch” and resulting in enhanced T cell activation and tumor cytotoxicity. Experimental data shows that PH-762 can silence the expression of PD-1 in target human T cells in a potent and durable manner, and can increase the function of patient derived TILs for use in ACT, and of CAR-T cells used in ACT, showing that PH-762 is applicable for use in both ACT and as a standalone direct therapeutic.

In March 2021, the Company announced that it entered into a clinical development collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer. Under the agreement, the companies will collaborate on the development of novel T cell-based therapies using PH-762 and AgonOx’s “double positive” (DP) TIL technology. AgonOx has demonstrated that their DP CD8+ T cells isolated from human solid tumors (DP TILs) have increased tumor killing activity when compared to TILs that were not enriched prior to expansion. Preclinical data from AgonOx in collaboration with Phio has shown that treating DP TILs with PH-762 increases the tumor killing activity of the DP TILs even further (a two-fold increase). As a result, the use of PH-762 treated DP TILs is expected to enhance therapeutic responses in cancer data. Based on these data showing that the combination of our technologies can result in TIL therapeutics, our collaboration will focus on conducting a clinical study for PH-762 treated DP TILs. Under the terms of the collaboration agreement, AgonOx will receive financial support for the clinical trial from Phio and Phio will be entitled to certain future development milestones and sales-related royalty payments from AgonOx’s DP TIL technology. In collaboration with AgonOx, we are planning a clinical trial in ACT with PH-762 and AgonOx’s DP TIL technology. We are in the process of finalizing the investigational new drug (“IND”)-enabling studies and preparing for regulatory submission in the third quarter of 2021 and anticipate commencing the start of the clinical trial soon thereafter.

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

Direct Therapeutic Use of INTASYL Towards the Tumor Micro-Environment

The TME is the environment that surrounds and feeds a tumor, including normal cells, blood vessels, immune cells, and the extracellular matrix. The TME is an immunosuppressive environment that inhibits the immune system’s natural ability to recognize and destroy tumor cells by negatively impacting how immunosuppressive cells are being attracted and activated. Reprogramming different components of the TME may overcome resistance to immunotherapy. Such reprogramming of the TME by INTASYL compounds through direct local administration into the tumor could potentially become an important form of therapy. The Company has previously shown in a clinical setting that our INTASYL compounds are safe and well-tolerated following local administration, therefore we believe that our INTASYL technology can not only be used with ACT, but can also be used as an independent therapeutic platform.

We are developing our PH-762, PH-894 and PH-804 INTASYL compounds also for use as direct therapeutics to reprogram the TME, for example by in situ transfection and activation of immune cells in the TME.

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

Based on our positive preclinical data, the Company is preparing for a clinical study with PH-762 using intra-tumoral administration for patients with advanced melanoma. The required preclinical studies and regulatory submission needed to initiate the clinical trial with PH-762 as a direct therapeutic are being finalized. The clinical trial will be conducted at the Gustave Roussy Institute, which is one of the largest cancer centers in Europe, with Dr. Caroline Robert as our lead principal investigator. The Company expects to start the clinical trial evaluating the use of PH-762 as a direct therapeutic in the fourth quarter of 2021.

We are also investigating other relevant compounds for TME targets, such as PH-790, an INTASYL compound targeting PD-L1. PD-L1 is a protein formed by cancer cells that activate the PD-1 “off switch” on immune cells. Our approach with PH-790 is to block the formation of the PD-L1 protein, which may prevent cancer cells from inactivating T cells and attack the cancer. Recent data presented demonstrated that the antitumoral efficacy of our individual pipeline products, PH-762, PH-790 and PH-804, can be further improved by combining them in a single drug treatment. We have shown that we can efficiently and potently target multiple proteins in a single drug treatment. Animal data showed that the combination of our INTASYL compounds in a single formulation (at suboptimal doses of the individual agents) inhibited tumor growth without having a negative impact on the tolerability of the treatment.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus that causes COVID-19 was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared the outbreak a pandemic.

Health and Safety

From the first signs of the outbreak, we have taken proactive measures intended to protect the health and safety of our employees. We have implemented safety measures following the guidance provided by the WHO, the Centers for Disease Control (the “CDC”) and governmental authorities, which include formal policies related to working remotely for employee personnel who do not need to be physically present in our offices, the wearing of face masks while in the office, physically distancing workspaces, cleaning protocols, staggered scheduling and social distancing protocols. The Company has also implemented protocols to address actual and suspected cases of COVID-19 and encourages sick employees to remain home. We expect to continue following these safety measures and may take further actions as we require, as government authorities require or recommend, or as we determine to be in the best interests of our employees.

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

Supply and Services

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations. If the impact to their operations continue or extend, it may in turn affect our operations. The Company has undertaken efforts to mitigate potential future impacts by identifying and engaging alternative third-party service providers and suppliers, and because of that, to date the Company has not seen a material impact to its program’s anticipated timelines resulting from delays from our third-party service providers. For example, by engaging different contract manufacturers, we believe that we have a sufficient supply of our INTASYL compounds to conduct our ongoing preclinical studies and initial clinical activities. However, the ultimate impact to the third parties on which we rely is highly uncertain and subject to change. Without a swift and sustained improvement of the impacts experienced by our third-party suppliers and service providers, the effects of our mitigation efforts will diminish and may result in material impacts to our operations. If the global measures to contain the pandemic are insufficient, it could reduce or delay the availability of supplies and services that we purchase and rely on, which may in turn slow or delay our preclinical and clinical activities, and/or result in higher costs.

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

Due to our uncertainty around our ability to access the capital markets to provide the necessary working capital to fund our long-term operations as a result of the coronavirus pandemic, the Company applied for and received a loan of $231,252 in May 2020 under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief and Economic Security (the “CARES Act”). When applying for the PPP loan, the Company carefully assessed the requirements for application under the program and believed that the loan was necessary to support our operations. The Company believed it used the loan proceeds for the eligible purposes allowed and applied for full loan forgiveness. In February 2021, the Small Business Administration determined that the Company’s application for full loan forgiveness was fully approved and the full amount of the PPP loan was remitted to the lender for forgiveness. In connection with and addition to the PPP, the Company took other proactive steps to control costs in response to the coronavirus pandemic, which included the reduction of senior management salaries by 10% from May to December 2020. We believe these savings helped to mitigate the financial impact of the coronavirus pandemic on our financial condition.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results.

There have been no significant changes to our critical accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2021	2020	Dollar Change
Operating expenses	$3,638	$2,356	$1,282
Operating loss	(3,638)	(2,356)	(1,282)
Net loss	$(3,407)	$(2,351)	$(1,056)

Comparison of the Three Months Ended March 31, 2021 and 2020

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2021	2020	Dollar Change
Research and development	$2,621	$1,218	$1,403
General and administrative	1,017	1,138	(121)
Total operating expenses	$3,638	$2,356	$1,282

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

Research and development expenses for the three months ended March 31, 2021 increased 115% as compared with the three months ended March 31, 2020, primarily due to manufacturing costs and fees for the required preclinical studies in support of the Company’s planned clinical trials for PH-762 as compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended March 31, 2021 decreased 11% as compared with the three months ended March 31, 2020, primarily due to a decrease in legal fees as compared to the same period in the prior year.

Other Income

Other income consists primarily of interest income and expense and various income or expense items of a non-recurring nature.

Other income for the three months ended March 31, 2021 increased by $226,000 as compared with the three months ended March 31, 2020, primarily due to the full forgiveness of the Company’s PPP loan by the Small Business Administration in the first quarter of 2021 as compared to the prior year period.

Liquidity and Capital Resources

Historically, the Company’s primary source of funding has been through the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At March 31, 2021, we had cash of $32,695,000 as compared with cash of $14,244,000 at December 31, 2020.

In August 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the agreement. The Company is initially limited to the issuance of 19.99% of the Company’s shares outstanding on the date of the Purchase Agreement to LPC unless stockholder approval is obtained to issue more than such amount or the average price of all sales under the Purchase Agreement exceed certain amounts as set forth in the agreement. The Purchase Agreement expires in May 2022. To date, no shares of common stock have been sold to LPC under the Purchase Agreement.

We believe that our existing cash at March 31, 2021 should be sufficient to fund operations for at least the next 12 months from the date of the release of the associated financial statements.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(3,033)	$(2,176)
Net cash used in investing activities	(6)	(10)
Net cash provided by financing activities	21,490	8,536
Net increase in cash and restricted cash	$18,451	$6,350

Net Cash Flow from Operating Activities

Net cash used in operating activities was $3,033,000 for the three months ended March 31, 2021, as compared with $2,176,000 for the three months ended March 31, 2020. The increase in cash used in operating activities was primarily due to an increase in net loss as compared to the same period in the prior year as the Company expects its operating cash outflows to increase in 2021 as a result of increased spending primarily related to the Company’s preclinical studies in support of and for the planned clinical trials for PH-762.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $6,000 for the three months ended March 31, 2021, as compared with $10,000 for the three months ended March 31, 2020. The decrease in net cash flows from investing activities was primarily related to laboratory and computer equipment purchases as compared to the same period in the period year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $21,490,000 for the three months ended March 31, 2021, as compared with $8,536,000 for the three months ended March 31, 2020. The increase in net cashflows from financings activities was primarily due to the net proceeds received by the Company from capital raises activities and warrant exercises as compared to the same period in the prior year.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021, for further discussion of these indemnification agreements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to various legal proceedings and complaints arising in the ordinary course of business. There are none deemed to be material at this time.

ITEM 1A.	RISK FACTORS

Please carefully consider the information set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks. Additional risks not currently known or currently material to us may also harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issues of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer. *

101	The following financial information from the Quarterly Report on Form 10-Q of Phio Pharmaceuticals Corp. for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (2) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020; (3) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2021 and 2020; (4) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020; and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer

Date: May 13, 2021

