Form 10-Q
period 2021-06-30
Phio Pharmaceuticals Corp.
filed 2021-08-12
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, Phio Pharmaceuticals Corp. had 13,534,389 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$29,425	$14,244
Restricted cash	50	50
Prepaid expenses and other current assets	1,680	870
Total current assets	31,155	15,164
Right of use asset, net	342	400
Property and equipment, net	142	157
Other assets	18	18
Total assets	$31,657	$15,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348	$728
Accrued expenses and other current liabilities	2,110	1,352
Lease liability	120	116
Total current liabilities	2,578	2,196
Lease liability, net of current portion	234	295
Long-term debt	–	231
Total liabilities	2,812	2,722
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 13,534,389 and 5,780,973 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	138,551	116,629
Accumulated deficit	(109,707)	(103,613)
Total stockholders’ equity	28,845	13,017
Total liabilities and stockholders’ equity	$31,657	$15,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$1,663	$779	$4,284	$1,997
General and administrative	1,021	890	2,038	2,028
Total operating expenses	2,684	1,669	6,322	4,025
Operating loss	(2,684)	(1,669)	(6,322)	(4,025)
Operating income (expense):
Gain on extinguishment of debt	–	–	233	–
Interest (expense) income, net	(3)	(3)	(5)	2
Total other (expense) income	(3)	(3)	228	2
Net loss	$(2,687)	$(1,672)	$(6,094)	$(4,023)
Net loss per share:
Basic and diluted	$(0.20)	$(0.34)	$(0.50)	$(1.19)
Weighted average number of common shares outstanding
Basic and diluted	13,534,389	4,966,047	12,115,276	3,378,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three and Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	5,780,973	$1	$116,629	$(103,613)	$13,017
Issuance of common stock, pre-funded warrants and warrants in connection with private placement, net of offering costs	4,420,863	–	12,669	–	12,669
Issuance of common stock in registered direct offering, net of offering costs	2,246,784	–	6,908	–	6,908
Issuance of common stock upon the exercise of warrants	1,083,321	–	2,146	–	2,146
Issuance of common stock upon vesting of restricted stock units	2,448	–	–	–	–
Stock-based compensation expense	–	–	67	–	67
Net loss	–	–	–	(3,407)	(3,407)
Balance at March 31, 2021	13,534,389	1	138,419	(107,020)	31,400
Stock-based compensation expense	–	–	132	–	132
Net loss	–	–	–	(2,687)	(2,687)
Balance at June 30, 2021	13,534,389	$1	$138,551	$(109,707)	$28,845

For the Three and Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	669,433	$1	$100,566	$(94,819)	$5,748
Issuance of common stock under employee stock purchase plan	153	–	1	–	1
Cash in lieu of fractional shares for 1:55 reverse stock split	(1,364)	–	(15)	–	(15)
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs	197,056	–	1,467	–	1,467
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs	993,633	–	7,093	–	7,093
Issuance of common stock upon the exercise of warrants	1,006,367	–	1	–	1
Issuance of common stock upon vesting of restricted stock units	2,573	–	(2)	–	(2)
Stock-based compensation expense	–	–	43	–	43
Net loss	–	–	–	(2,351)	(2,351)
Balance at March 31, 2020	2,867,851	1	109,154	(97,170)	11,985
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs	1,713,064	–	3,527	–	3,527
Issuance of common stock upon the exercise of warrants	1,199,296	–	3,863	–	3,863
Issuance of common stock upon vesting of restricted stock units	15	–	–	–	–
Stock-based compensation expense	–	–	30	–	30
Net loss	–	–	–	(1,672)	(1,672)
Balance at June 30, 2020	5,780,226	$1	$116,574	$(98,842)	$17,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,094)	$(4,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	37
Non-cash lease expense	58	55
Non-cash stock-based compensation	199	73
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(810)	(324)
Accounts payable	(380)	(328)
Accrued expenses and other liabilities	760	355
Lease liability	(57)	(53)
Net cash used in operating activities	(6,288)	(4,208)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(21)	(10)
Net cash used in investing activities	(21)	(10)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	19,577	12,088
Net proceeds from the exercise of warrants	2,146	3,864
Proceeds from debt	–	231
Forgiveness of debt	(233)	–
Cash paid in lieu of fractional shares for 1:55 reverse stock split	–	(15)
Payments of taxes for net share settled restricted stock unit issuances	–	(2)
Payments of capital lease obligations less than one year	–	(18)
Net cash provided by financing activities	21,490	16,148
Net increase in cash and restricted cash	15,181	11,930
Cash and restricted cash at the beginning of period	14,294	6,984
Cash and restricted cash at the end of period	$29,475	$18,914

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

In December 2019, a novel strain of coronavirus that causes COVID-19 was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared the outbreak a pandemic. Our operations are being conducted in accordance with federal, state, WHO and the Center for Disease Control’s guidelines, including the implementation of safety measures such as working remotely and flexible scheduling.

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations. The Company has undertaken efforts to mitigate potential future impacts by identifying and engaging alternative third-party service providers and suppliers, and because of that, the Company had been able to limit the impact of delays from our third-party service providers to its program’s anticipated timelines. However, the continued impacts to our third-party service providers, including, for example, limited availability in certain services and supplies, have now started to significantly affect our operations in the second quarter of 2021 resulting in delays to certain of our clinical program timelines. If measures to contain the pandemic are insufficient, it could further reduce or delay the availability of supplies and services that we purchase and rely on, which may in turn further slow or delay our preclinical and clinical activities.

We believe that the coronavirus pandemic has not had a significant impact on our financial condition to date; however a variety of factors such as those described above, may further impact our operations and slow or diminish our research and development activities, which in turn may impact our financial condition in the future. The extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures included in the Company’s annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

Debt

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the coronavirus pandemic. The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak that includes, but is not limited to, provisions providing aid to small businesses in the form of loans and grants and numerous tax provisions including, certain payroll tax benefits, changes to the net operating loss rules and changes to the business interest expense deduction rules. On May 11, 2020, the Company received loan proceeds pursuant to the Paycheck Protection Program (the “PPP”) offered under the CARES Act, and the loan was subsequently forgiven in February 2021. Outside of the PPP, the Company has not utilized the other loan programs and tax provisions, such as certain payroll tax benefits.

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

Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. Accordingly, we are also required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Our forfeiture rate estimates are based on an analysis of our actual forfeiture experience, employee turnover behavior, and other factors. The impact of any adjustments to our forfeiture rates is recorded as a cumulative adjustment in the period of adjustment. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates are revised.

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

3. Liquidity and Going Concern

The Company has reported recurring losses from operations since its inception and expects to continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been from the sales of its securities. The Company’s ability to continue to fund its operations is dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain its operations. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or seek to merge with or to be acquired by another company.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. For convertible instruments, the accounting models for instruments issued with beneficial conversion features or cash conversion features are removed. For contracts in an entity’s own equity, ASU 2020-06 simplifies the settlement assessment by removing the requirements to (1) consider whether the contract would be settled in registered shares, (2) consider whether collateral is required to be posted, and (3) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”). The amendments in the updates are intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including within an interim period. The Company is evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

5. Leases

In January 2019, the Company amended the lease for its corporate headquarters and primary research facility in Marlborough, Massachusetts. The lease is for a total of 7,581 square feet of office and laboratory space and will expire on March 31, 2024. The lease contains an option to terminate after two or three years by providing advance written notice of termination pursuant to the terms of the agreement. The exercise of this option is not determined to be reasonably certain and thus is not included in the lease liability on the Company’s balance sheet. Additionally, the lease agreement did not contain information to determine the borrowing rate implicit in the lease. As such, the Company calculated its incremental borrowing rate based on what the Company would have to pay to borrow on a collateralized basis over the lease term for an amount equal to the remaining lease payments, taking into consideration such assumptions as, but not limited to, the U.S. treasury yield rate and borrowing rates from a creditworthy financial institution using the above lease factors.

The lease for our corporate headquarters represents substantially all of our significant lease obligations. The amounts reported in the condensed consolidated balance sheets for operating leases in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	June 30, 2021	December 31, 2020
Assets
Right of use asset	$342	$400
Liabilities
Lease liability, current	$120	$116
Lease liability, non-current	234	295
Total lease liability	$354	$411
Lease Term and Discount Rate
Weighted average remaining lease term	2.75	3.71
Weighted average discount rate	4.70%	4.70%

Operating lease costs included in operating expense were $33,000 for the three months ended June 30, 2021 and 2020. Operating lease costs included in operating expense were $66,000 for the six months ended June 30, 2021 and 2020. Short-term lease costs were not material for the three and six months ended June 30, 2021 and 2020.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of our condensed consolidated statements of cash flows was $33,100 and $32,200 for the three months June 30, 2021 and 2020, respectively. Cash paid for the six months ended June 30, 2021 and 2020 was $65,300 and $63,400, respectively.

Future lease payments for our non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of June 30, 2021 is as follows, in thousands:

2021 (remaining)	$66
2022	135
2023	140
2024	35
Total lease payments	376
Less: Imputed interest	(22)
Total operating lease liabilities (includes current portion)	$354

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

The Company followed the guidance under ASC 470 in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of PPP loan proceeds received and accrued interest over the term of the loan. The Company believed it used the loan proceeds for eligible purposes and applied for full loan forgiveness. On February 18, 2021, the SBA approved the Company’s application for full loan forgiveness, and the full amount of the PPP loan was remitted to the lender for forgiveness. Upon loan forgiveness, the Company recognized a gain on the extinguishment of debt of $233,000 for the loan proceeds received and interest accrued in the condensed consolidated statements of operations for the six months ended June 30, 2021.

7. Stockholders’ Equity

January 2021 Private Placement — On January 25, 2021, the Company completed a private placement of 4,420,863 shares of the Company’s common stock at a purchase price per share of $3.07, pre-funded warrants to purchase an aggregate of 140,065 shares of the Company’s common stock (the “January 2021 Pre-Funded Warrants”) at a purchase price per pre-funded warrant share of $3.069 and warrants to purchase an aggregate of 3,420,696 shares of the Company’s common stock with an exercise price of $3.00 per warrant share (the “January 2021 Warrants”) (the “Private Placement”). In connection with the Private Placement, the Company issued warrants to the placement agent, H.C. Wainwright & Co., LLC (“HCW”), to purchase a total of 342,070 shares of the Company’s common stock at an exercise price of $3.8375 (the “January 2021 Placement Agent Warrants”). Net proceeds to the Company from the Private Placement were $12,669,000 after deducting placement agent fees and offering expenses.

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

February 2020 Underwritten Public Offering — On February 13, 2020, the Company completed an underwritten public offering of 993,633 shares of the Company’s common stock at a purchase price per share of $4.00, pre-funded warrants (the “2020 Pre-Funded Warrants”) to purchase an aggregate of 1,006,367 shares of the Company’s common stock at a purchase price per pre-funded warrant share of $3.999 and warrants (the “February 2020 Warrants”) to purchase an aggregate of 2,000,000 shares of the Company’s common stock with an exercise price of $4.00 per warrant shares (the “February 2020 Underwritten Offering”). The 2020 Pre-Funded Warrants were immediately exercisable at an exercise price per share of $0.001 and each share of Company common stock or 2020 Pre-Funded Warrant, as applicable, was sold with a February 2020 Warrant. In connection with the February 2020 Underwritten Offering, the Company issued warrants to purchase up to 150,000 shares of Company common stock, immediately exercisable at an exercise price of $5.00 per share (the “February 2020 Underwriter Warrants”) to HCW, as underwriter.

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

The following table summarizes the Company’s outstanding equity-classified warrants at June 30, 2021:

	Exercise	Expiration	Balance December 31,	Warrants	Warrants	Warrants	Balance June 30,
Description	Price	Date	2020	Issued	Exercised	Expired	2021
December 2016 Warrants	$495.00	12/21/2021	23,233	–	–	–	23,233
April 2018 Warrants	$173.25	5/31/2023	20,599	–	–	–	20,599
April 2018 Placement Agent Warrants	$223.00	4/9/2023	1,373	–	–	–	1,373
October 2018 Warrants	$10.45	10/3/2025	389,610	–	–	–	389,610
October 2018 Underwriter Warrants	$13.06	10/1/2023	29,220	–	–	–	29,220
November 2019 Placement Agent Warrants	$6.875	11/18/2024	13,636	–	–	–	13,636
February 2020 Registered Direct Warrants	$8.71	8/6/2025	197,056	–	–	–	197,056
February 2020 Placement Agent Warrants	$11.0375	2/4/2025	14,779	–	–	–	14,779
February 2020 Underwritten Offering Warrants	$4.00	2/13/2025	1,326,500	–	–	–	1,326,500
February 2020 Underwriter Warrants	$5.00	2/11/2025	150,000	–	–	–	150,000
April 2020 Warrants	$2.21	10/2/2025	1,284,798	–	(856,532)	–	428,266
April 2020 Placement Agent Warrants	$2.9188	3/31/2025	128,480	–	(86,724)	–	41,756
January 2021 Pre-Funded Warrants	$0.001	No expiration	–	140,065	(140,065)	–	–
January 2021 Warrants	$3.00	7/27/2026	–	3,420,696	–	–	3,420,696
January 2021 Placement Agent Warrants	$3.8375	7/27/2026	–	342,070	–	–	342,070
February 2021 Placement Agent Warrants	$4.275	2/12/2026	–	168,509	–	–	168,509
			3,579,284	4,071,340	(1,083,321)	–	6,567,303

No warrants were exercised during the three months ended June 30, 2021. During the three months ended June 30, 2020, the Company received net proceeds of $3,863,000 from the exercise of warrants. The Company received net proceeds of $2,146,000 and $3,864,000 from the exercise of warrants during the six months ended June 30, 2021 and 2020, respectively.

Of the warrants exercised during the three and six months ended June 30, 2020, 428,266 of the Company’s April 2020 Warrants were exercised via a cashless exercise transaction and as a result a total of 225,796 shares of common stock were issued. There were no cashless exercises of warrants for the same periods in the current year.

8. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	June 30,
	2021	2020
Options to purchase common stock	2,499	2,637
Nonvested restricted stock units	335,379	11,155
Warrants to purchase common stock	6,567,303	3,579,284
Total	6,905,181	3,593,076

9. Stock-based Compensation

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) or as inducement grants issued outside of the plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of service requirements. Upon vesting, each outstanding RSU will be exchanged for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The fair value of the RSUs awarded are based upon the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested units at December 31, 2020	9,699	$19.97
Granted	328,250	3.07
Vested	(2,570)	15.08
Forfeited	–	–
Unvested units at June 30, 2021	335,379	$3.47

Stock-based compensation expense related to RSUs was $124,000 and $19,000 for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense related to RSUs was $181,000 and $48,000 for the six months ended June 30, 2021 and 2020, respectively.

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

The Company did not grant stock options during the three and six months ended June 30, 2021 and 2020.

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	2,570	$3,334.06
Granted	–	–
Exercised	–	–
Cancelled	(71)	946.27
Balance at June 30, 2021	2,499	$3,401.90	$–
Exercisable at June 30, 2021	1,807	$4,666.97	$–

Stock-based compensation expense related to stock options for the three months ended June 30, 2021 and 2020 was $8,000 and $11,000, respectively. Stock-based compensation expense related to stock options for the six months ended June 30, 2021 and 2020 was $18,000 and $25,000, respectively.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and six months ended June 30, 2021 and 2020, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$31	$5	$44	$11
General and administrative	101	25	155	62
Total stock-based compensation	$132	$30	$199	$73

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Risks that could cause actual results to vary from expected results expressed in our forward-looking statements include, but are not limited to, the impact to our business and operations by the ongoing coronavirus outbreak, the development of our product candidates, our ability to execute on business strategies, our ability to develop our product candidates with collaboration partners, and the success of any such collaborations, the timeline and duration for advancing our product candidates into clinical development, results from our preclinical and clinical activities, the timing or likelihood of regulatory filings and approvals, the commercialization of our product candidates if approved, our ability to manufacture and supply our product candidates for clinical activities and for commercial use if approved, the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platform, and our ability to obtain future financing. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors” and in other filings the Company periodically makes with the SEC. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

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

In contrast to other RNA technologies and platforms, the self-delivering nature of our INTASYL platform makes it ideally suited for use with adoptive cell therapy (“ACT”) treatments as well as for direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties, after growing them in a lab to large numbers. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors or genetically engineered immune cells that recognize tumor cells. Regardless of the source of immune cells (ACT or naturally occurring immune cells), in patients with solid tumors, these cells have several shortcomings that inhibit their full therapeutic potential. By using INTASYL technology during the manufacturing of such ACT cell products we can improve the phenotype and function of these cells, potentially leading to better therapeutic outcomes. Multiple inhibitory mechanisms restrain immune cells from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence. Furthermore, the immunosuppressive tumor micro-environment (the “TME”) can pose a formidable barrier to immune cell infiltration and function. By using INTASYL based drugs administered directly, we can also reprogram cells in the TME to help overcome these immunosuppressive mechanisms.

We have developed a product platform based on our INTASYL technology that allows easy, precise, rapid and selective non-genetically modified programming of ACT cells (ex vivo, during manufacturing) and of the TME (in vivo, by local application), resulting in reduced immune inhibition and in improved immunotherapy.

INTASYL Use To Improve Adoptive Cell Therapy Products

ACT is a form of immune therapy based on the use of immune cells, isolated from patients, donors or retrieved from allogeneic immune cell banks. They are grown in a lab to large numbers and subsequently administered to patients to fight cancer. Sometimes, immune cells that naturally recognize a tumor are used, while other times immune cells are modified or “genetically engineered” to make them recognize and kill the cancer cells. There are several types of ACT, including: a.) non-engineered cell therapy in which immune cells are grown from the patient’s tumor or blood, such as tumor infiltrating lymphocytes (“TILs”), or from donor blood or tissue such as natural killer (“NK”) cells, dendritic cells (“DC”) and macrophages, and b.) genetically engineered immune cells that are genetically modified to recognize specific tumor proteins and to remain in an activated state (such as T cell receptor technology (“TCRs”), chimeric antigen receptor (“CAR”) T cells, or CAR-NK cells).

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

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. Because our INTASYL compounds do not require a delivery vehicle to penetrate into the cells, in contrast to other RNA technologies, we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering, complex delivery vehicles or formulations, and additional complex manufacturing steps. By adding INTASYL to the cell culture media used during the cell expansion, we can reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL compounds, we can reduce the expression of immunosuppressive proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL treatment results in potent silencing with close to 100% transfection efficiency and while maintaining cell viability and cell growth rate. After expanding these cells and enhancing them with INTASYL ex vivo, they are returned to the patient for treatment.

Our lead product candidate, and our most advanced program being developed in ACT, is PH-762, an INTASYL compound that targets the checkpoint protein PD-1. Checkpoint proteins, such as PD-1, normally act as a type of “off switch” that prevent T cells from attacking certain cells, such as cancer cells, in the body. T cells are immune cells that protect the body from cancer cells and infections.

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

In March 2021, the Company announced that it entered into a clinical development collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer. Under the agreement, the companies will collaborate on the development of novel T cell-based therapies using PH-762 and AgonOx’s “double positive” (DP) TIL technology. AgonOx has demonstrated that their DP CD8+ T cells isolated from human solid tumors (DP TILs) have increased tumor killing activity when compared to TILs that were not enriched prior to expansion. Preclinical data from AgonOx in collaboration with Phio has shown that treating DP TILs with PH-762 increases the tumor killing activity of the DP TILs even further (a two-fold increase). As a result, the use of PH-762 treated DP TILs is expected to enhance therapeutic responses in cancer data. Based on this data showing that the combination of our technologies can result in TIL therapeutics, our collaboration will focus on conducting a clinical study for PH-762 treated DP TILs. Under the terms of the collaboration agreement, AgonOx will receive financial support for the clinical trial from Phio, and Phio will be entitled to certain future development milestones and sales-related royalty payments from AgonOx’s DP TIL technology. In collaboration with AgonOx, we are planning a clinical trial in ACT with PH-762 and AgonOx’s DP TIL technology. As a result of impacts from the coronavirus pandemic, the availability of certain materials for the clinical trial are delayed. Based upon current information, the Company expects to start the clinical trial evaluating the use PH-762 and DP TILs in adoptive cell therapy in the second quarter of 2022.

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

Direct Therapeutic Use of INTASYL Towards the Tumor Micro-Environment

The TME is the environment that surrounds and feeds a tumor, including normal cells, blood vessels, immune cells and the extracellular matrix. The TME is an immunosuppressive environment that inhibits the immune system’s natural ability to recognize and destroy tumor cells by negatively impacting how immunosuppressive cells are being attracted and activated. Reprogramming different components of the TME may overcome resistance to immunotherapy. Such reprogramming of the TME by INTASYL compounds through direct local administration into the tumor could potentially become an important form of therapy. The Company has previously shown in a clinical setting that our INTASYL compounds are safe and well-tolerated following local administration; therefore, we believe that our INTASYL technology, in addition to being used in combination with ACT, can also be used as an independent therapeutic platform.

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

The combined PH-804, PH-762, and PH-894 data further shows that INTASYL compounds can trigger associated changes in the TME such as an increase of TILs, including CD8+ T cells responsible for tumor cell killing, and an increase of activation markers on these cells. These preclinical findings demonstrate that direct injection of INTASYL compounds can successfully infiltrate solid tumors and impact the TME by activating the immune response in animal models of solid tumors resulting in reduced tumor growth. A key challenge for many other immunotherapy platforms is to be able to achieve an adequate therapeutic effect in solid tumors with an acceptable safety profile. Many of the available systemic immuno-therapeutics come with dose limiting immune-related adverse events, which we believe can be mitigated with local INTASYL treatment.

Based on our positive preclinical data, the Company is preparing for a clinical study with PH-762 using intra-tumoral administration for patients with advanced melanoma. The required preclinical studies and regulatory submission needed to initiate the clinical trial with PH-762 as a direct therapeutic are being finalized. However, these timelines are impacted by limited availability in certain services and supplies as a consequence of the coronavirus pandemic. The clinical trial will be conducted at the Gustave Roussy Institute, which is one of the largest cancer centers in Europe, with Dr. Caroline Robert as our lead principal investigator. The Company currently expects to start the clinical trial evaluating the use of PH-762 as a direct therapeutic in the first quarter of 2022.

We are also investigating other relevant compounds for TME targets, such as PH-790, an INTASYL compound targeting PD-L1. PD-L1 is a protein formed by cancer cells that activates the PD-1 “off switch” on immune cells. Our approach with PH-790 is to block the formation of the PD-L1 protein, which may prevent cancer cells from inactivating T cells and attack the cancer.  Data has demonstrated that the antitumoral efficacy of our individual pipeline products, PH-762, PH-790 and PH-804, can be further improved by combining them in a single drug treatment. We have shown that we can efficiently and potently target multiple proteins in a single drug treatment. Animal data showed that the combination of our INTASYL compounds in a single formulation (at suboptimal doses of the individual agents) inhibited tumor growth without having a negative impact on the tolerability of the treatment.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus that causes COVID-19 was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared the outbreak a pandemic.

Health and Safety

From the first signs of the outbreak, we have taken proactive measures intended to protect the health and safety of our employees. We have implemented safety measures following the guidance provided by the WHO, the Centers for Disease Control (the “CDC”) and governmental authorities, such as working remotely and flexible scheduling. We expect to continue following these safety measures and may take further actions as we require, as government authorities require or recommend, or as we determine to be in the best interests of our employees.

Operations

Our operations are being conducted in accordance with federal and state government, WHO and CDC guidelines. While measures to contain and prevent the spread of coronavirus may be modified or extended, we expect that our activities, including our internal research and development functions, will continue to remain largely operational, though we have started to and may continue to experience delays in our clinical activities. Current and future pandemic-related restrictions may further impact our operations and may slow or diminish our research and development activities.

Supply and Services

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations. The Company has undertaken efforts to mitigate potential future impacts by identifying and engaging alternative third-party service providers and suppliers, and because of that, the Company had been able to limit the impact of delays from our third-party service providers to our program’s anticipated timelines. However, the continued impacts to our third-party service providers, including, for example, limited availability in certain services and supplies, have now started to significantly affect our operations in the second quarter of 2021 resulting in delays to certain of our clinical program timelines. Further, while the steps required for us to initiate our clinical trials with PH-762 are continuing and ongoing, the commencement of new clinical trials and the enrollment and participation of patients in clinical trials were impacted as a result of the coronavirus pandemic, and the Company does not yet know the full extent of similar potential delays or impacts related to its planned clinical activities. If measures to contain the pandemic are insufficient, the availability of supplies and services that we purchase and rely on could be further reduced or delayed, which may in turn further slow or delay our preclinical and clinical activities.

Liquidity and Capital Resources

While we believe that the coronavirus pandemic has not had a significant impact on our financial condition to date, the extent to which the coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the actions to contain the coronavirus or treat its impact, among others.

Due to our uncertainty about our ability to access the capital markets to provide the necessary working capital to fund our long-term operations as a result of the coronavirus pandemic, the Company applied for and received a loan of $231,252 in May 2020 under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief and Economic Security (the “CARES Act”). The Company carefully assessed the requirements for application under the program and believed that the loan was necessary to support our operations. The Company believed it used the loan proceeds for eligible purposes and applied for full loan forgiveness. In February 2021, the Small Business Administration (the “SBA”) approved the Company’s application for full loan forgiveness, and the full amount of the PPP loan was remitted to the lender for forgiveness. In connection with and addition to the PPP, the Company took other proactive steps to control costs in response to the coronavirus pandemic, which included the reduction of senior management salaries by 10% from May to December 2020. We believe these savings helped to mitigate the financial impact to us of the coronavirus pandemic on our financial condition.

We do not yet know the full extent of potential delays or impacts on our business, financial condition or our preclinical and clinical trial activities, and there may be developments outside of our control that require us to adjust our operating plans and, therefore, given the nature of the situation, we cannot reasonably estimate the impact of the coronavirus on our financial condition, results of operations or cash flows in the future.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2021	2020	Dollar Change	2021	2020	Dollar Change
Operating expenses	$2,684	$1,669	$1,015	$6,322	$4,025	$2,297
Operating loss	(2,684)	(1,669)	(1,015)	(6,322)	(4,025)	(2,297)
Net loss	(2,687)	(1,672)	(1,015)	(6,094)	(4,023)	(2,071)

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2021	2020	Dollar Change	2021	2020	Dollar Change
Research and development	$1,663	$779	$884	$4,284	$1,997	$2,287
General and administrative	1,021	890	131	2,038	2,028	10
Total operating expenses	$2,684	$1,669	$1,015	$6,322	$4,025	$2,297

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

Research and development expenses for the three months ended June 30, 2021 increased 113% as compared with the three months ended June 30, 2020. Research and development expenses for the six months ended June 30, 2021 increased 115% as compared with the six months ended June 30, 2020. The increase in research and development expenses for both periods was primarily due to manufacturing costs and fees for the required preclinical studies in support of the Company’s planned clinical trials for PH-762 as compared to the same period in the prior year. The Company expects its research and development expenses to continue to increase in support of, and as the Company commences its clinical trial activities with PH-762.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended June 30, 2021 increased 15% as compared with the three months ended June 30, 2020, primarily due to an increase in stock-based compensation expense as no equity awards were granted in the same period in the prior year.

General and administrative expenses for the six months ended June 30, 2021 increased less than 1% as compared with the six months ended June 30, 2020 primarily due an increase in stock-based compensation, as noted above, offset by a decrease in legal fees.

Other Income

Other income consists primarily of interest income and expense and various income or expense items of a non-recurring nature.

Other income for the six months ended June 30, 2021 increased by $226,000 as compared with the six months ended June 30, 2020, primarily due to the full forgiveness of the Company’s PPP loan by the SBA in the first quarter of 2021.

Liquidity and Capital Resources

Historically, the Company’s primary source of funding has been through the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At June 30, 2021, we had cash of $29,425,000 as compared with cash of $14,244,000 at December 31, 2020.

In August 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the agreement. The Company is initially limited to the issuance of 19.99% of the Company’s shares outstanding on the date of the Purchase Agreement unless stockholder approval is obtained to issue more than such amount or the average price of all sales under the Purchase Agreement exceeds certain amounts set forth in the agreement. The Purchase Agreement expires in May 2022. To date, no shares of common stock have been sold to LPC under the Purchase Agreement.

We believe that our existing cash at June 30, 2021 should be sufficient to fund operations for at least the next 12 months from the date of the release of the associated financial statements.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(6,288)	$(4,208)
Net cash used in investing activities	(21)	(10)
Net cash provided by financing activities	21,490	16,148
Net increase in cash and restricted cash	$15,181	$11,930

Net Cash Flow from Operating Activities

Net cash used in operating activities was $6,288,000 for the six months ended June 30, 2021 as compared with $4,208,000 for the six months ended June 30, 2020. The increase in cash used in operating activities was primarily due to increases in net loss and changes in operating assets and liabilities as a result of increased spending primarily related to the Company’s preclinical studies in support of and for the planned clinical trials for PH-762.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $21,000 for the six months ended June 30, 2021 as compared with $10,000 for the six months ended June 30, 2020. The increase in cash used in investing activities was primarily related to laboratory and computer equipment purchases.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $21,490,000 for the six months ended June 30, 2021, as compared with $16,148,000 for the six months ended June 30, 2020. The increase in cash provided by financing activities was primarily due to the net proceeds received by the Company from capital raising activities and warrant exercises.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, management, with the participation of our Chief Executive Officer (who is also acting as our principal financial officer) and our Principal Accounting Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to various legal proceedings and complaints arising in the ordinary course of business. We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Please carefully consider the information set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021. There have been no material changes from these risk factors. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks. Additional risks not currently known or currently material to us may also harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer. *

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer. **

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer
(as Principal Executive and Financial Officer)

Date: August 12, 2021

