Form 10-Q
period 2021-09-30
Phio Pharmaceuticals Corp.
filed 2021-11-10
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Securities registered pursuant to Section 12(b) of the Exchange Act:
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

As of November 5, 2021, Phio Pharmaceuticals Corp. had 13,534,692 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$26,529	$14,244
Restricted cash	50	50
Prepaid expenses and other current assets	871	870
Total current assets	27,450	15,164
Right of use asset, net	313	400
Property and equipment, net	153	157
Other assets	27	18
Total assets	$27,943	$15,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322	$728
Accrued expenses and other current liabilities	2,061	1,352
Lease liability	112	116
Total current liabilities	2,495	2,196
Lease liability, net of current portion	202	295
Long-term debt	–	231
Total liabilities	2,697	2,722
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 13,534,692 and 5,780,973 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	138,694	116,629
Accumulated deficit	(113,449)	(103,613)
Total stockholders’ equity	25,246	13,017
Total liabilities and stockholders’ equity	$27,943	$15,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$2,807	$1,256	$7,091	$3,253
General and administrative	932	1,050	2,970	3,078
Total operating expenses	3,739	2,306	10,061	6,331
Operating loss	(3,739)	(2,306)	(10,061)	(6,331)
Other (expense) income
Gain on extinguishment of debt	–	–	233	–
Interest (expense) income, net	(3)	(3)	(8)	(1)
Total other (expense) income	(3)	(3)	225	(1)
Net loss	$(3,742)	$(2,309)	$(9,836)	$(6,332)
Net loss per share:
Basic and diluted	$(0.28)	$(0.40)	$(0.78)	$(1.51)
Weighted average number of common shares outstanding
Basic and diluted	13,534,560	5,780,386	12,593,569	4,181,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three and Nine Months Ended

   September 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	5,780,973	$1	$116,629	$(103,613)	$13,017
Issuance of common stock, pre-funded warrants and warrants in connection with private placement, net of offering costs	4,420,863	–	12,669	–	12,669
Issuance of common stock in registered direct offering, net of offering costs	2,246,784	–	6,908	–	6,908
Issuance of common stock upon the exercise of warrants	1,083,321	–	2,146	–	2,146
Issuance of common stock upon vesting of restricted stock units	2,448	–	–	–	–
Stock-based compensation expense	–	–	67	–	67
Net loss	–	–	–	(3,407)	(3,407)
Balance at March 31, 2021	13,534,389	1	138,419	(107,020)	31,400
Stock-based compensation expense	–	–	132	–	132
Net loss	–	–	–	(2,687)	(2,687)
Balance at June 30, 2021	13,534,389	1	138,551	(109,707)	28,845
Issuance of common stock upon vesting of restricted stock units	303	–	–	–	–
Stock-based compensation expense	–	–	143	–	143
Net loss	–	–	–	(3,742)	(3,742)
Balance at September 30, 2021	13,534,692	$1	$138,694	$(113,449)	$25,246

For the Three and Nine Months Ended
   September 30, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	669,433	$1	$100,566	$(94,819)	$5,748
Issuance of common stock under employee stock purchase plan	153	–	1	–	1
Cash in lieu of fractional shares for 1:55 reverse stock split	(1,364)	–	(15)	–	(15)
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs	197,056	–	1,467	–	1,467
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs	993,633	–	7,093	–	7,093
Issuance of common stock upon the exercise of warrants	1,006,367	–	1	–	1
Issuance of common stock upon vesting of restricted stock units	2,573	–	(2)	–	(2)
Stock-based compensation expense	–	–	43	–	43
Net loss	–	–	–	(2,351)	(2,351)
Balance at March 31, 2020	2,867,851	1	109,154	(97,170)	11,985
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs	1,713,064	–	3,527	–	3,527
Issuance of common stock upon the exercise of warrants	1,199,296	–	3,863	–	3,863
Issuance of common stock upon vesting of restricted stock units	15	–	–	–	–
Stock-based compensation expense	–	–	30	–	30
Net loss	–	–	–	(1,672)	(1,672)
Balance at June 30, 2020	5,780,226	1	116,574	(98,842)	17,733
Offering costs related to the exercise of warrants	–	–	(8)	–	(8)
Issuance of common stock upon vesting of restricted stock units	307	–	–	–	–
Stock-based compensation expense	–	–	37	–	37
Net loss	–	–	–	(2,309)	(2,309)
Balance at September 30, 2020	5,780,533	$1	$116,603	$(101,151)	$15,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,836)	$(6,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	55
Non-cash lease expense	87	83
Non-cash stock-based compensation	342	110
Forgiveness of debt	(233)	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10)	(386)
Accounts payable	(406)	(67)
Accrued expenses and other liabilities	711	438
Lease liability	(97)	(80)
Net cash used in operating activities	(9,387)	(6,179)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(51)	(18)
Net cash used in investing activities	(51)	(18)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	19,577	12,088
Net proceeds from the exercise of warrants	2,146	3,856
Proceeds from debt	–	231
Cash paid in lieu of fractional shares for 1:55 reverse stock split	–	(15)
Payments of taxes for net share settled restricted stock unit issuances	–	(2)
Payments of capital lease obligations less than one year	–	(27)
Net cash provided by financing activities	21,723	16,131
Net increase in cash and restricted cash	12,285	9,934
Cash and restricted cash at the beginning of period	14,294	6,984
Cash and restricted cash at the end of period	$26,579	$16,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a biotechnology company developing the next generation of immuno-oncology therapeutics based on its self-delivering RNAi (“INTASYL™”) therapeutic platform. The Company’s efforts are focused on silencing tumor-induced suppression of the immune system through its proprietary INTASYL platform with utility in immune cells and the tumor microenvironment. The Company’s goal is to develop powerful INTASYL therapeutic compounds that can weaponize immune effector cells to overcome tumor immune escape, thereby potentially providing patients with a powerful new treatment option that goes beyond current treatment modalities.

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

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations. The Company has undertaken efforts to mitigate potential future impacts by identifying and engaging alternative third-party service providers and suppliers, and because of that, the Company had been able to limit the impact of delays from our third-party service providers to our program’s anticipated timelines. However, the continued impacts to our third-party service providers, including, for example, limited availability of certain services and supplies, began to significantly affect our operations in the second quarter of 2021, resulting in delays to certain of our clinical program timelines. If measures to overcome the pandemic are insufficient, it could further reduce or delay the availability of supplies and services that we purchase and rely on, which may in turn further slow or delay our preclinical and clinical activities.

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

Debt

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the coronavirus pandemic. The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak that includes, but is not limited to, provisions providing aid to small businesses in the form of loans and grants and numerous tax provisions including, certain payroll tax benefits, changes to the net operating loss rules and changes to the business interest expense deduction rules. On May 11, 2020, the Company received loan proceeds pursuant to the Paycheck Protection Program (the “PPP”) offered under the CARES Act, and the loan was subsequently forgiven in February 2021. Outside of the PPP, the Company has not utilized the other CARES Act loan programs and tax provisions, such as certain payroll tax benefits.

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

Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. Accordingly, we are also required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre-vesting award forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Our forfeiture rate estimates are based on an analysis of our actual forfeiture experience, employee turnover behavior, and other factors. The impact of any adjustments to our forfeiture rates is recorded as a cumulative adjustment in the period of adjustment. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates are revised.

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

5. Leases

In January 2019, the Company amended the lease for its corporate headquarters and primary research facility in Marlborough, Massachusetts. The lease is for a total of 7,581 square feet of office and laboratory space and will expire on March 31, 2024. The lease contains an option to terminate after two or three years by providing advance written notice of termination pursuant to the terms of the agreement. The exercise of this option was not determined to be reasonably certain and thus was not included in the lease liability on the Company’s balance sheet. The Company did not exercise its option to terminate in either the second or third year of the lease, and the option to terminate has expired. Additionally, the lease agreement did not contain information to determine the borrowing rate implicit in the lease. As such, the Company calculated its incremental borrowing rate based on what the Company would have to pay to borrow on a collateralized basis over the lease term for an amount equal to the remaining lease payments, taking into consideration such assumptions as, but not limited to, the U.S. treasury yield rate and borrowing rates from a creditworthy financial institution using the above lease factors.

The lease for our corporate headquarters represents substantially all of our significant lease obligations. The amounts reported in the condensed consolidated balance sheets for operating leases in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	September 30, 2021	December 31, 2020
Assets
Right of use asset	$313	$400
Liabilities
Lease liability, current	$112	$116
Lease liability, non-current	202	295
Total lease liability	$314	$411
Lease Term and Discount Rate
Weighted average remaining lease term	2.50	3.71
Weighted average discount rate	4.70%	4.70%

Operating lease costs included in operating expense were $33,000 for the three months ended September 30, 2021 and 2020. Operating lease costs included in operating expense were $99,000 for the nine months ended September 30, 2021 and 2020. Short-term lease costs were not material for the three and nine months ended September 30, 2021 and 2020.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of our condensed consolidated statements of cash flows was $44,200 and $32,200 for the three months ended September 30, 2021 and 2020, respectively. Cash paid for the nine months ended September 30, 2021 and 2020 was $109,500 and $95,600, respectively.

Future lease payments for our non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of September 30, 2021 is as follows, in thousands:

2021 (remaining)	$22
2022	135
2023	140
2024	35
Total lease payments	332
Less: Imputed interest	(18)
Total operating lease liability (includes current portion)	$314

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

The Company followed the guidance under ASC 470 in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of PPP loan proceeds received and accrued interest over the term of the loan. The Company believed it used the loan proceeds for eligible purposes and applied for full loan forgiveness. On February 18, 2021, the SBA approved the Company’s application for full loan forgiveness, and the full amount of the PPP loan was remitted to the lender for forgiveness. Upon loan forgiveness, the Company recognized a gain on the extinguishment of debt of $233,000 for the loan proceeds received and interest accrued in the condensed consolidated statements of operations for the nine months ended September 30, 2021.

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

February 2020 Underwritten Public Offering — On February 13, 2020, the Company completed an underwritten public offering of 993,633 shares of the Company’s common stock at a purchase price per share of $4.00, pre-funded warrants (the “2020 Pre-Funded Warrants”) to purchase an aggregate of 1,006,367 shares of the Company’s common stock at a purchase price per pre-funded warrant share of $3.999 and warrants (the “February 2020 Warrants”) to purchase an aggregate of 2,000,000 shares of the Company’s common stock with an exercise price of $4.00 per warrant share (the “February 2020 Underwritten Offering”). The 2020 Pre-Funded Warrants were immediately exercisable at an exercise price per share of $0.001 and each share of Company common stock or 2020 Pre-Funded Warrant, as applicable, was sold with a February 2020 Warrant. In connection with the February 2020 Underwritten Offering, the Company issued warrants to purchase up to 150,000 shares of Company common stock, immediately exercisable at an exercise price of $5.00 per share (the “February 2020 Underwriter Warrants”) to HCW, as underwriter.

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

The following table summarizes the Company’s outstanding equity-classified warrants at September 30, 2021:

	Exercise	Expiration	Balance December 31,	Warrants	Warrants	Warrants	Balance September 30,
Description	Price	Date	2020	Issued	Exercised	Expired	2021
December 2016 Warrants	$495.00	12/21/2021	23,233	–	–	–	23,233
April 2018 Warrants	$173.25	5/31/2023	20,599	–	–	–	20,599
April 2018 Placement Agent Warrants	$223.00	4/9/2023	1,373	–	–	–	1,373
October 2018 Warrants	$10.45	10/3/2025	389,610	–	–	–	389,610
October 2018 Underwriter Warrants	$13.06	10/1/2023	29,220	–	–	–	29,220
November 2019 Placement Agent Warrants	$6.875	11/18/2024	13,636	–	–	–	13,636
February 2020 Registered Direct Warrants	$8.71	8/6/2025	197,056	–	–	–	197,056
February 2020 Placement Agent Warrants	$11.0375	2/4/2025	14,779	–	–	–	14,779
February 2020 Warrants	$4.00	2/13/2025	1,326,500	–	–	–	1,326,500
February 2020 Underwriter Warrants	$5.00	2/11/2025	150,000	–	–	–	150,000
April 2020 Warrants	$2.21	10/2/2025	1,284,798	–	(856,532)	–	428,266
April 2020 Placement Agent Warrants	$2.9188	3/31/2025	128,480	–	(86,724)	–	41,756
January 2021 Pre-Funded Warrants	$0.001	No expiration	–	140,065	(140,065)	–	–
January 2021 Warrants	$3.00	7/27/2026	–	3,420,696	–	–	3,420,696
January 2021 Placement Agent Warrants	$3.8375	7/27/2026	–	342,070	–	–	342,070
February 2021 Placement Agent Warrants	$4.275	2/12/2026	–	168,509	–	–	168,509
			3,579,284	4,071,340	(1,083,321)	–	6,567,303

No warrants were exercised during the three months ended September 30, 2021 and 2020. The Company received net proceeds of $2,146,000 and $3,856,000 from the exercise of warrants during the nine months ended September 30, 2021 and 2020, respectively.

Of the warrants exercised during the nine months ended September 30, 2020, 428,266 of the Company’s April 2020 Warrants were exercised via a cashless exercise transaction and as a result a total of 225,796 shares of common stock were issued. There were no cashless exercises of warrants for the nine months ended September 30, 2021.

8. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	September 30,
	2021	2020
Options to purchase common stock	2,499	2,637
Unvested restricted stock units	367,533	10,731
Warrants to purchase common stock	6,567,303	3,579,284
Total	6,937,335	3,592,652

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

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested units at December 31, 2020	9,699	$19.97
Granted	360,750	2.94
Vested	(2,916)	24.97
Forfeited	–	–
Unvested units at September 30, 2021	367,533	$3.22

Stock-based compensation expense related to RSUs was $132,000 and $21,000 for the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense related to RSUs was $313,000 and $69,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company did not grant stock options during the three and nine months ended September 30, 2021 and 2020.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	2,570	$3,334.06
Granted	–	–
Exercised	–	–
Cancelled	(71)	946.27
Balance at September 30, 2021	2,499	$3,401.90	$–
Exercisable at September 30, 2021	2,153	$3,932.78	$–

Stock-based compensation expense related to stock options for the three months ended September 30, 2021 and 2020 was $11,000 and $16,000, respectively. Stock-based compensation expense related to stock options for the nine months ended September 30, 2021 and 2020 was $29,000 and $41,000, respectively.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$36	$6	$80	$17
General and administrative	107	31	262	93
Total stock-based compensation	$143	$37	$342	$110

10. Income Taxes

The Company has incurred net operating losses since inception and based on an assessment of all available evidence, has concluded that it is more likely than not that the net operating loss carryforwards generated as result will not be realized and a full deferred income tax valuation allowance has been recorded against these assets. If the Company has experienced a change of control, as defined by Section 382 of the Internal Revenue Code as transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period, utilization of the net operating loss carryforwards would be subject to an annual limitation. The Company is in the process of conducting a study to assess the utilization of its net operating loss carryforwards and may be subject to substantial annual limitations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Risks that could cause actual results to vary from expected results expressed in our forward-looking statements include, but are not limited to, the impact to our business and operations by the ongoing coronavirus outbreak, the development of our product candidates, our ability to execute on business strategies, our ability to develop our product candidates with collaboration partners, and the success of any such collaborations, the timeline and duration for advancing our product candidates into clinical development, results from our preclinical and clinical activities, the timing or likelihood of regulatory filings and approvals, the success of our efforts to commercialize our product candidates if approved, our ability to manufacture and supply our product candidates for clinical activities, and for commercial use if approved, the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platform, and our ability to obtain future financing. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors” and in other filings the Company periodically makes with the SEC. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

Overview

Phio Pharmaceuticals Corp. is a biotechnology company developing the next generation of immuno-oncology therapeutics based on our self-delivering RNAi (“INTASYL™”) therapeutic platform. Our efforts are focused on silencing tumor-induced suppression of the immune system through our proprietary INTASYL platform with utility in immune cells and the tumor microenvironment. Our goal is to develop powerful INTASYL therapeutic compounds that can weaponize immune effector cells to overcome tumor immune escape, thereby potentially providing patients a powerful new treatment option that goes beyond current treatment modalities. INTASYL compounds can be used as drugs to be administered directly to patients (direct therapeutic use), or as a modality to improve certain forms of cell-based immunotherapy (adoptive cell therapy).

Our development efforts are based on our broadly patented INTASYL technology platform. Our INTASYL compounds are designed to “silence” or down-regulate, the expression of a specific gene which is over-expressed in cancer. Our INTASYL technology does not require genetic modifications, and, unlike other RNA and DNA-based technologies, our INTASYL compounds do not require a delivery vehicle to penetrate into tissues and cells. We believe that our INTASYL platform uniquely positions the Company in the field of immuno-oncology for the following reasons:

•	Can target multiple genes (i.e. multiple immunosuppression pathways) in a single therapeutic entity;
•	Results in a sustained, or long-term, effect in vivo;
•	Favorable clinical safety profile of INTASYL with local administration;
•	Efficient uptake of INTASYL by target cells, obviating the need for facilitated delivery (mechanical or formulation); and
•	Can be readily manufactured under current good manufacturing practices.

In contrast to other RNA technologies and platforms, the self-delivering nature of our INTASYL platform makes it ideally suited for use with adoptive cell therapy (“ACT”) treatments as well as for direct therapeutic use. ACT consists of the infusion of immune cells with antitumor properties, after growing them in a lab to large numbers. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors or genetically engineered immune cells that recognize tumor cells. Regardless of the source of immune cells (ACT or naturally occurring immune cells), in patients with solid tumors, these cells have several shortcomings that inhibit their full therapeutic potential. By using INTASYL technology during the manufacturing of such ACT cell products we can improve the phenotype and function of these cells, potentially leading to better therapeutic outcomes. Multiple inhibitory mechanisms restrain immune cells from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence. Furthermore, the immunosuppressive tumor microenvironment (the “TME”) can pose a formidable barrier to immune cell infiltration and function. By using INTASYL based drugs administered directly, we can also reprogram cells in the TME to help overcome these immunosuppressive mechanisms.

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

Multiple inhibitory mechanisms restrain immune cells used in ACT from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence, and other barriers to immune cell infiltration and function mainly in solid tumors. We believe our INTASYL compounds are ideally suited to be used in ACT products. With INTASYL compounds, we can unlock the full potential of ACT, by improving immune cell function, differentiation and metabolism, in order to make these immune cells more effective without the need for additional complicated manufacturing steps and/or genetic engineering.

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. Because our INTASYL compounds do not require a delivery vehicle to penetrate into the cells, in contrast to other RNA technologies, we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering, complex delivery vehicles or formulations, or additional complex manufacturing steps. By adding INTASYL to the cell culture media used during the cell expansion, we can reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL compounds, we can reduce the expression of immunosuppressive proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL treatment results in potent silencing with close to 100% transfection efficiency and while maintaining cell viability and cell growth rate. After expanding these cells and enhancing them with INTASYL ex vivo, they are returned to the patient for treatment.

Our lead product candidate, and our most advanced program being developed by the Company in ACT, is PH-762. PH-762 is an INTASYL compound that activates immune cells to better recognize and kill cancer cells by reducing the expression of the checkpoint protein PD-1, a clinically validated target for immunotherapy. Checkpoint proteins, such as PD-1, normally act as a type of “off switch” that prevent T cells, immune cells that protect the body from cancer cells and infections, from attacking certain cells in the body, such as cancer cells. The expression of PD-1 enables the cancer cell to evade the T cell. Reducing the expression of PD-1 can thereby reduce the ability of cancer cells to avoid T cell detection.

Data has shown that PH-762 silences PD-1 checkpoint expression in T cells, thereby removing the “off switch” and enabling T cells to overcome tumor resistance mechanisms, and thus improving their ability to destroy tumor cells. Preclinical studies show that PH-762 can silence the expression of PD-1 in target human T cells in a potent and durable manner and can increase their tumor cell-killing ability. Patient derived T cells treated with PH-762, in comparison to untreated T cells, were shown to have increased tumor killing potency against tumor cells of the same patient. As a result, we believe that PH-762 in ACT is well-positioned to enhance therapeutic responses in cancer.

In March 2021, the Company announced that it entered into a clinical development collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer, in which the companies will collaborate on the development of novel T cell-based therapies using PH-762 and AgonOx’s “double positive” TIL (“DP TIL”) technology. Per the terms of the clinical development agreement, AgonOx will receive financial support from Phio to conduct a clinical trial in ACT with their DP TIL technology and PH-762, and Phio will be entitled to certain future development milestones and sales-related royalty payments from AgonOx’s DP TIL technology. AgonOx has demonstrated that their DP TIL enriched cell populations have increased tumor killing activity when compared to TILs that were not enriched prior to expansion. Preclinical data from our research collaboration with AgonOx has shown that treating DP TILs with PH-762 increases the tumor killing activity of the DP TILs even further (a two-fold increase). As a result, the use of PH-762 treated DP TILs is expected to enhance therapeutic responses in cancer data. Based on this data, our clinical development collaboration will focus on conducting a clinical study for PH-762 treated DP TILs. As a result of impacts from the coronavirus pandemic, the availability of certain materials for the clinical trial are delayed. Based upon current information, the Company expects to start the clinical trial evaluating the use of PH-762 and DP TILs in ACT in the second quarter of 2022.

PH-762 use in ACT is not limited to TILs, but can also be used on other forms of T cell-based cell therapy. We recently presented in vivo data showing that PH-762 significantly enhanced the antitumor efficacy of HER2-targeted CAR-T cells (“HER2CART”) in solid tumors. Compared to untreated HER2CART cells, HER2CART cells treated with PH-762 showed a statistically significant and durable inhibition of tumor growth. Analysis of the PH-762 treated HER2CART cells isolated from the tumors suggest that PH-762 enhances CAR-T function through multiple mechanisms including enhanced efficiency, degranulation and promotion of memory/stem populations. We believe that this data provides proof of concept for the application of PD-1 checkpoint silencing with INTASYL in CAR-T cells prior to ACT to enhance the therapeutic efficacy of CAR-T cell therapy in solid tumors.

Our second product candidate in development for use in ACT is PH-894. PH-894 is an INTASYL compound that silences the epigenetic protein BRD4, which is an intracellular regulator of gene expression that impacts cell differentiation, and hence, cell function. Like other epigenetic targets, BRD4 is a protein that has been shown to be difficult to target with current drug modalities. Since BRD4 is an intracellular protein, antibody therapies cannot be used and small molecule inhibitors tested to date typically lack the required specificity. As our INTASYL compounds can target intracellular proteins, as well as extracellular proteins, with a high level of specificity, we believe that PH-894 has significant potential. In collaboration with the Karolinska Institutet in Sweden, PH-894 has been shown to improve T cell function and persistence by differentiating T cells into a more active state (stem-cell like memory phenotype). We have demonstrated that the application of PH-894 is shown to silence BRD4 in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity.

Our INTASYL compound PH-804 is also being developed for use in ACT. PH-804 targets the suppressive immune receptor TIGIT, which is a checkpoint protein present on immune cells, such as T cells and NK cells. Similar to PD-1, cancer cells can suppress the activity of these immune cells by activating TIGIT. This triggers an “off switch,” resulting in tumor immune evasion, which can be prevented by blocking or silencing TIGIT. PH-804 provides powerful dose-dependent silencing of TIGIT that can be seen in both T cells and NK cells and we have shown that PH-804 can silence the expression of TIGIT in these cells, overcoming their “off switch” and thereby becoming “weaponized” to kill cancer cells.

Direct Therapeutic Use of INTASYL Towards the Tumor Microenvironment

Cancer cells have evolved natural defenses that can suppress the immune system surrounding the tumor, in an area called the tumor microenvironment, which decreases the effectiveness of many traditional immunotherapies. Reprogramming different cell types in the TME, such as cancer cells and immune cells, may overcome these natural tumor defenses and decrease resistance to immunotherapy. An optimal treatment therapy should have the ability to address targets both inside and on the surface of tumor and immune cells, creating multiple ways to prevent tumors from evading immune detection. Our INTASYL compounds can target both intracellular and extracellular targets, and are also being developed for use as direct therapeutics to reprogram the TME, for example, by in situ transfection and activation of immune cells in the TME. Therefore, INTASYL-based drug therapy is a novel way of fighting cancer by reprogramming the cells in the TME to make cancer more responsive to a patient’s immune system and to other anti-cancer drugs.

Our lead product candidate, and our most advanced program being developed by the Company in our direct to tumor therapy programs, is PH-762. We have shown that we can reprogram the TME with PH-762 and achieve local activation of immune cells. Preclinical studies conducted by the Company showed that local administration of PH-762 through intratumoral injection resulted in potent anti-tumoral effects. Treated animals showed a complete and statistically significant inhibition of tumor growth, whereas placebo treated animals displayed exponential tumor growth. Recently announced in vivo data showed that intratumoral treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Furthermore, on target efficacy was supported by modulation of immune cell populations toward anti-tumor phenotypes. The Company believes this data further supports the potential for PH-762 to provide a strong local immune checkpoint blockade without the dose immune-related adverse effects seen with systemic antibody therapy.

The Company is preparing for a first-in-human clinical study with PH-762 as a directly administered drug for patients with advanced melanoma at the Gustave Roussy Institute, one of the largest cancer centers in Europe. The required preclinical studies and regulatory submission needed to initiate the clinical trial with PH-762 as a direct therapeutic are being finalized. However, these timelines have been impacted by the limited availability of certain services and supplies as a consequence of the coronavirus pandemic. The Company currently expects to start the clinical trial evaluating the use of PH-762 as a direct therapeutic in the first quarter of 2022.

Our second direct to tumor product candidate is PH-894. Data published with PH-894 in a hepatocellular carcinoma model showed potent and statistically significant anti-tumoral effects when administered locally. In a further study conducted in collaboration with the Karolinska Institutet, we demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells, which in an in vivo study translated to pronounced and dose-associated inhibition of tumor growth. These data show that our PH-894 compound can reprogram T cells and other cells in the TME to provide enhanced immunotherapeutic activity. PH-894 shows the power of our INTASYL compounds to modulate the expression of intracellular and/or commonly considered “undruggable” targets, a limitation for small molecule and antibody therapies. The Company currently expects to file a clinical trial application for PH-894 in the second half of 2022.

We are also investigating the use of dual-targeting INTASYL compounds in a single formulation to reprogram the TME and achieve local activation of immune cells. New study data showed that PH-3861, a dual-targeting INTASYL towards PD-1 and BRD4, elicited complete cure of tumors in an in vivo hepatoma model, and outperformed the efficacy of the small molecule and antibody control treatments toward the same targets. In addition, local INTASYL therapy was shown to induce a systemic anti-tumor response with clearance of untreated distal tumors. The animals which showed complete cure of their tumors were then rechallenged over two months after the original treatment of PH-3861 by re-implanting hepatoma cancer cells at a different location to the original tumor. All of the mice that were rechallenged with new tumors were cured again without requiring further treatment, while tumors grew steadily in the control group as expected. We believe that these data demonstrate that PH-3861 provides a durable and systemic anti-tumor immune response that can combat tumor growth.

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

Operations

Our operations are being conducted in accordance with federal and state government, WHO and CDC guidelines. While measures to contain and prevent the spread of coronavirus may be modified or extended, we expect that our activities, including our internal research and development functions, will continue to remain largely operational, though we have experienced and may continue to experience delays in our clinical activities. Current and future pandemic-related restrictions may further impact our operations and may slow or diminish our research and development activities.

Supply and Services

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations. The Company has undertaken efforts to mitigate potential future impacts by identifying and engaging alternative third-party service providers and suppliers, and because of that, the Company had been able to limit the impact of delays from our third-party service providers to our program’s anticipated timelines. However, the continued impacts to our third-party service providers, including, for example, limited availability of certain services and supplies, began to significantly affect our operations in the second quarter of 2021, resulting in delays to certain of our clinical program timelines. Further, while the steps required for us to initiate our clinical trials with PH-762 are continuing and ongoing, the commencement of new clinical trials and the enrollment and participation of patients in clinical trials were impacted as a result of the coronavirus pandemic, and the Company does not yet know the full extent of similar potential delays or impacts related to its planned clinical activities. If measures to overcome the pandemic are insufficient, the availability of supplies and services that we purchase and rely on could be further reduced or delayed, which may in turn further slow or delay our preclinical and clinical activities.

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

Due to our uncertainty about our ability to access the capital markets to provide the necessary working capital to fund our long-term operations as a result of the coronavirus pandemic, the Company applied for and received a loan of $231,252 in May 2020 under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Company carefully assessed the requirements for application under the program and believed that the loan was necessary to support our operations. The Company believed it used the loan proceeds for eligible purposes and applied for full loan forgiveness. In February 2021, the Small Business Administration (the “SBA”) approved the Company’s application for full loan forgiveness, and the full amount of the PPP loan was remitted to the lender for forgiveness. In connection with and addition to the PPP, the Company took other proactive steps to control costs in response to the coronavirus pandemic, which included the reduction of senior management salaries by 10% from May to December 2020. We believe these savings helped to mitigate the financial impact to us of the coronavirus pandemic on our financial condition.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2021	2020	Dollar Change	2021	2020	Dollar Change
Operating expenses	$3,739	$2,306	$1,433	$10,061	$6,331	$3,730
Operating loss	(3,739)	(2,306)	(1,433)	(10,061)	(6,331)	(3,730)
Net loss	(3,742)	(2,309)	(1,433)	(9,836)	(6,332)	(3,504)

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2021	2020	Dollar Change	2021	2020	Dollar Change
Research and development	$2,807	$1,256	$1,551	$7,091	$3,253	$3,838
General and administrative	932	1,050	(118)	2,970	3,078	(108)
Total operating expenses	$3,739	$2,306	$1,433	$10,061	$6,331	$3,730

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

Research and development expenses for the three months ended September 30, 2021 increased 123% as compared with the three months ended September 30, 2020. The increase in research and development expenses was primarily due to manufacturing costs for the Company’s PH-762 and PH-894 INTASYL compounds and fees for the required preclinical studies in support of the Company’s clinical trials for PH-762 as compared to the same period in the prior year.

Research and development expenses for the nine months ended September 30, 2021 increased 118% as compared with the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to manufacturing costs for the Company’s PH-762 and PH-894 INTASYL compounds, fees for the required preclinical studies in support of the Company’s clinical trials for PH-762 and CRO and consulting related costs to support the initiation of the Company’s clinical trials as compared to the same period in the prior year.

The Company expects its research and development expenses to continue to increase in support of, and as the Company commences its clinical trial activities for PH-762.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended September 30, 2021 decreased 11% as compared with the three months ended September 30, 2020, primarily due to a decrease in legal fees partially offset by increased stock-based compensation expense as the Company did not grant equity awards in the same period in the prior year.

General and administrative expenses for the nine months ended September 30, 2021 decreased 4% as compared with the nine months ended September 30, 2020 primarily due to a decrease in legal fees partially offset by increased stock-based compensation expense as the Company did not grant equity awards in the same period in the prior year.

Other Income

Other income consists primarily of interest income and expense and various income or expense items of a non-recurring nature.

Other income for the nine months ended September 30, 2021 increased by $226,000 as compared with the nine months ended September 30, 2020, primarily due to the full forgiveness of the Company’s PPP loan by the SBA in the first quarter of 2021.

Liquidity and Capital Resources

Historically, the Company’s primary source of funding has been through the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At September 30, 2021, we had cash of $26,529,000 as compared with cash of $14,244,000 at December 31, 2020.

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

We believe that our existing cash at September 30, 2021 should be sufficient to fund operations for at least the next 12 months from the date of the release of the associated financial statements.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(9,387)	$(6,179)
Net cash used in investing activities	(51)	(18)
Net cash provided by financing activities	21,723	16,131
Net increase in cash and restricted cash	$12,285	$9,934

Net Cash Flow from Operating Activities

Net cash used in operating activities was $9,387,000 for the nine months ended September 30, 2021 as compared with $6,179,000 for the nine months ended September 30, 2020. The increase in cash used in operating activities was primarily due to increases in net loss and changes in operating assets and liabilities as a result of increased spending primarily related to the Company’s manufacturing activities and preclinical studies in support of the clinical trials for PH-762.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $51,000 for the nine months ended September 30, 2021 as compared with $18,000 for the nine months ended September 30, 2020. The increase in cash used in investing activities was primarily related to laboratory and computer equipment purchases.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $21,723,000 for the nine months ended September 30, 2021, as compared with $16,131,000 for the nine months ended September 30, 2020. The increase in cash provided by financing activities was primarily due to the net proceeds received by the Company from capital raising activities and warrant exercises.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2021

