Form 10-K
period 2021-12-31
Phio Pharmaceuticals Corp.
filed 2022-03-22
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2021, was $30,488,446. Shares of Common Stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2022, the registrant had 13,534,996 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed for Phio Pharmaceuticals Corp.’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PHIO PHARMACEUTICALS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could,” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including, but not limited to:

•	our business and operations may be materially and adversely affected by the coronavirus pandemic;
•	we are dependent on the success of our INTASYL technology platform, and our product candidates based on this platform, which is unproven and may never lead to approved and marketable products;
•	our product candidates are in an early stage of development and we may fail, experience significant delays, never advance to the clinic or not be successful in our efforts to identify or discover additional product candidates, which may materially and adversely impact our business;
•	we are dependent on collaboration partners for the successful development of our adoptive cell therapy product candidates;
•	topline data may not accurately reflect or may materially differ from the complete results of a study or clinical trial;
•	a number of different factors could prevent us from advancing into clinical development, obtaining regulatory approval, and ultimately commercializing our product candidates on a timely basis, or at all;
•	we are subject to significant competition and may not be able to compete successfully;
•	we are dependent on the patents we own and the technologies we license, and if we fail to maintain our patents or lose the right to license such technologies, our ability to develop new products would be harmed;
•	we will require substantial additional funds to complete our research and development activities;
•	future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business; and
•	the price of our common stock has been and may continue to be volatile.

The risks set forth above are not exhaustive and additional factors, including those identified in this Annual Report on Form 10-K under the heading “Risk Factors,” for reasons described elsewhere in this Annual Report on Form 10-K and in other filings Phio Pharmaceuticals Corp. periodically makes with the Securities and Exchange Commission, could adversely affect our business and financial performance. Therefore, you should not rely unduly on any of these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K speak as of the date hereof and Phio Pharmaceuticals Corp. does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report.

PART I

Unless otherwise noted, (1) the term “Phio” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and (2) the terms “Company,” “we,” “us” and “our” refer to the ongoing business operations of Phio and MirImmune, LLC, whether conducted through Phio or MirImmune, LLC.

ITEM 1.	BUSINESS

Overview

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is seeking to address the biggest challenges in immuno-oncology by creating new pathways to a cancer-free future for patients. We are developing therapeutics that leverage our INTASYL™ technology to target both tumor and immune cells by regulating genes to strengthen a patient’s immune system while weakening tumor defense mechanisms. With our INTASYL self-delivering RNAi technology, we aim to bring the benefits of RNA therapeutics into cancer care where other modalities may fall short.

Our Development Pipeline

We are developing a pipeline of immuno-oncology therapies using our INTASYL technology that has the ability to attack cancers in multiple ways. Our INTASYL-based therapeutics are used to: (1) strengthen immune cells, for example those administered as part of adoptive cell therapy (“ACT”), and (2) directly modify cells in the tumor microenvironment (the “TME”) to weaken a tumor’s defense. These two strategies allow for multiple therapeutic applications of our INTASYL products.

Adoptive Cell Therapy Products
Direct-to-Tumor Products
1 INTASYL taken up by immune cell
2 INTASYL processed in immune cell
Exhausted T cell
INTASYL loads into RNA-induced silencing complex (RISC)
Target mRNA is destroyed
3 INTASYL activates immune cell
Level of T cell activity
Low
High
Activated T cell
4 Adoptive transfer of activated immune cells
5 Activated immune cells kill cancer cells
Cancer cells
Cancer cells getting killed
Cancer cells getting killed
1 INTASYL taken up by cancer cell
2 INTASYL processed in cancer cell
INTASYL loads into RNA-induced silencing complex (RISC)
Target mRNA is destroyed
3 INTASYL lowers cancer cell defenses
Level of cancer cell vulnerability
Low
High
4 Vulnerable cancer is killed by immune cells
T cell

In contrast to other RNA technologies and platforms, the self-delivering nature of our INTASYL platform makes it ideally suited for use with ACT treatments, as well as for direct therapeutic use. By using INTASYL technology during the manufacturing of ACT cell products we can improve the phenotype and function of these cells, potentially leading to better therapeutic outcomes. Multiple inhibitory mechanisms restrain immune cells from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence. Furthermore, the immunosuppressive TME can pose a formidable barrier to immune cell infiltration and function. By using INTASYL based drugs administered directly, we can also reprogram cells in the TME to help overcome these immunosuppressive mechanisms.

INTASYL Use To Improve Adoptive Cell Therapy Products

ACT consists of the administration of immune cells with antitumor properties to patients to fight cancer after growing the cells in a lab to large numbers. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors or genetically engineered immune cells that recognize tumor cells. These cells have several shortcomings that inhibit their full therapeutic potential in patients with solid tumors.

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

Multiple inhibitory mechanisms restrain immune cells used in ACT from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence, and other barriers to immune cell infiltration and function mainly in solid tumors. When used in ACT, we believe our INTASYL compounds can improve immune cell function, differentiation and metabolism, in order to make these immune cells more effective without the need for additional complicated manufacturing steps and/or genetic engineering.

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. In contrast to other RNA technologies, our INTASYL compounds do not require a delivery vehicle to penetrate into the cells, therefore we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering, complex delivery vehicles or formulations, or additional complex manufacturing steps, which in themselves may be detrimental to the cells. By adding INTASYL to the cell culture media used during the cell expansion, we can reduce or eliminate the expression of genes that make the immune cells less effective. For example, with our INTASYL compounds, we can reduce the expression of immunosuppressive proteins by the therapeutic immune cells, potentially enabling them to overcome tumor resistance mechanisms and thus improving their ability to destroy the tumor cells. In various types of immune cells tested to date, INTASYL treatment results in potent silencing with close to 100% transfection efficiency and while maintaining cell viability and cell growth rate. After expanding these cells and enhancing them with INTASYL ex vivo, they are returned to the patient for treatment.

The table below sets forth the Company’s pipeline for its INTASYL product candidates for use in ACT:

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

In March 2021, the Company announced that it entered into a clinical development collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer, in which the companies will collaborate on the development of novel T cell-based therapies using PH-762 and AgonOx’s “double positive” TIL (“DP TIL”) technology. Per the terms of the clinical development agreement, AgonOx will receive financial support from Phio to conduct a clinical trial in ACT with their DP TIL technology and PH-762, and Phio will be entitled to certain future development milestones and sales-based royalty payments from AgonOx’s DP TIL technology. AgonOx has demonstrated that their DP TIL enriched cell populations have increased tumor killing activity when compared to TILs that were not enriched prior to expansion. Preclinical data from our research collaboration with AgonOx has shown that treating DP TILs with PH-762 increases the tumor killing activity of the DP TILs even further (a two-fold increase). As a result, we expect the use of PH-762 treated DP TILs to enhance therapeutic responses in cancer. Based on these data, our clinical development collaboration will focus on conducting a clinical study for PH-762 treated DP TILs. The Company expects to start the clinical trial evaluating the use of PH-762 and DP TILs in ACT in the second quarter of 2022.

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

Our second product candidate in development for use in ACT is PH-894. PH-894 is an INTASYL compound that silences the epigenetic protein BRD4, which is an intracellular regulator of gene expression that impacts cell differentiation, and hence, cell function. Like other epigenetic targets, BRD4 is a protein that has been shown to be difficult to target with current drug modalities. Since BRD4 is an intracellular protein, antibody therapies cannot be used and small molecule inhibitors tested to date typically lack the required specificity. As our INTASYL compounds can target intracellular proteins as well as extracellular proteins with a high level of specificity, we believe that PH-894 has significant potential. In collaboration with the Karolinska Institutet in Sweden, PH-894 has been shown to improve T cell function and persistence by differentiating T cells into a more active state (stem-cell like memory phenotype). We have demonstrated that the application of PH-894 is shown to silence BRD4 in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity.

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

The table below sets forth the Company’s pipeline for its direct-to-tumor INTASYL product candidates:

Our most advanced program being developed by the Company in our direct to tumor therapy programs, is PH-762. We have shown that we can reprogram the TME with PH-762 and achieve local activation of immune cells. Preclinical studies conducted by the Company showed that local administration of PH-762 through intratumoral injection resulted in potent anti-tumoral effects. Treated animals showed a complete and statistically significant inhibition of tumor growth, whereas placebo treated animals displayed exponential tumor growth. Recently announced in vivo data showed that intratumoral treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Furthermore, on target efficacy was supported by modulation of immune cell populations toward anti-tumor phenotypes. Importantly, local administration of PH-762 resulted in activity against distal untreated tumors, indicative of a systemic anti-tumor response. The Company believes this data further supports the potential for PH-762 to provide a strong local immune checkpoint blockade without the dose immune-related adverse effects seen with systemic antibody therapy.

In January 2022, the Company was granted clinical trial authorization (CTA) by the French National Agency for the Safety of Medicines and Health Products to proceed with our first-in-human clinical trial for PH-762 to treat patients with melanoma at the Gustave Roussy Institute, one of the largest cancer centers in Europe. This first clinical trial with PH-762 will be a Phase 1b study to evaluate the safety, tolerability, pharmacokinetics and anti-tumor activity of PH-762 in a neoadjuvant setting in subjects with advanced melanoma. Currently, there are no neoadjuvant treatment options approved for these patients. The clinical study will feature a dose escalation of PH-762 monotherapy and is designed to allow for a data driven evaluation of the recommended Phase 2 dose. The Company expects to start patient enrollment in the first quarter of 2022.

Our second direct to tumor product candidate is PH-894. In a study conducted in collaboration with the Karolinska Institutet, we demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells, and in various cancer cells. Data published with PH-894 in a hepatocellular carcinoma model showed potent and statistically significant anti-tumoral effects when administered locally. These data show that our PH-894 compound can reprogram T cells and other cells in the TME to provide enhanced immunotherapeutic activity. Recent in vivo data showed that local administration of PH-894 also resulted in a systemic anti-tumor response, similar to PH-762. PH-894 shows the power of our INTASYL compounds to modulate the expression of intracellular and/or commonly considered “undruggable” targets, a limitation for small molecule and antibody therapies. The Company currently expects to finalize investigational new drug (“IND”)-enabling studies for PH-894 in the second half of 2022.

We are also investigating the use of INTASYL to target multiple genes in a single formulation. New study data showed that PH-3861, a dual-targeting INTASYL towards PD-1 and BRD4, elicited complete cure of tumors in an in vivo hepatoma model and outperformed the efficacy of the small molecule and antibody control treatments toward the same targets. In addition, local INTASYL therapy was shown to induce a systemic anti-tumor response with clearance of untreated distal tumors. The animals which showed complete cure of their tumors were then rechallenged over two months after the original treatment of PH-3861 by re-implanting hepatoma cancer cells at a different location to the original tumor. All of the mice that were rechallenged with new tumors were cured again without requiring further treatment, while tumors grew steadily in the control group as expected. We believe that these data demonstrate that local administration of PH-3861 provides a durable and systemic anti-tumor immune response that can combat tumor growth.

Our INTASYL Platform

Our development efforts are based on our broadly patented INTASYL technology platform. Our INTASYL compounds do not require a delivery vehicle to penetrate into tissues and cells and are designed to “silence” or down-regulate the expression of a specific gene which is over-expressed in cancer.

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

The first design of RNAi compounds to be pursued for the development of human therapeutics were short, double-stranded RNAs that included limited modifications, known as small-interfering RNA (“siRNA”). Since the initial discovery of RNAi, drug delivery has been the primary challenge in developing RNAi-based therapeutics. One solution to the delivery problem involves encapsulation of siRNA into lipid-based formulations, such as liposomes, to improve cellular uptake. Another approach is to use chemical conjugations of a ligand, such as GalNAC, for cell specific delivery limited to hepatocytes. We have developed an alternative approach where delivery and drug-like properties are built directly into the RNAi compound itself, whereby the RNAi uptake is neither dependent on complex formulation nor limited to addressing a specific cell type. These novel compounds are termed self-delivering RNAi compounds, or INTASYL.

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

We believe that our INTASYL platform uniquely positions the Company in the field of immuno-oncology for the following reasons:

•	Targets multiple genes (i.e. multiple immunosuppression pathways) in a single therapeutic entity;
•	Results in a sustained, or long-term, effect in vivo;
•	Favorable clinical safety profile of INTASYL with local administration;
•	Efficient uptake of INTASYL by target cells, obviating the need for facilitated delivery (e.g. mechanical or formulation which can be detrimental to the cells); and
•	Readily manufactured under current good manufacturing practices.

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

Patents and Patent Applications

We are actively seeking protection for our intellectual property and are prosecuting a number of patents and pending patent applications covering our compounds and technologies. A combined summary of these patents and patent applications is set forth below in the following table:

	Pending Applications	Issued Patents
United States	13	48
Canada	6	4
Europe	24	43
Japan	10	14
Other Markets	16	13

Our portfolio includes 122 issued patents, 85 of which cover our INTASYL platform. There are 17 patent families broadly covering both the composition and methods of use of our self-delivering platform technology and uses of our INTASYL compounds targeting immune checkpoint, cellular differentiation and metabolism targets for ex vivo cell-based cancer immunotherapies. These patents are scheduled to expire between 2029 and 2040. Furthermore, there are 69 patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). The patents and any patents that may issue from these pending patent applications will, if issued, be set to expire between 2022 and 2040, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

Key Intellectual Property License Agreements

As we develop our own proprietary compounds, we continue to evaluate our in-licensed portfolio as well as the field for new technologies that could be in-licensed to further enhance our intellectual property portfolio and unique intellectual property position.

Advirna LLC. On September 24, 2011, we entered into an agreement with Advirna, LLC (“Advirna”) pursuant to which Advirna assigned to us its existing patent and technology rights related to the INTASYL technology and we granted back to Advirna a license for use of the assigned patent and technology rights outside of human therapeutics and diagnostics. Under the terms of the agreement, in April 2012, the Company issued to Advirna shares of common stock equal to 5% of the Company’s fully-diluted shares outstanding at the time of issuance and paid a one-time milestone payment of $350,000 in 2014 upon the issuance of the first patent under the agreement. The Company also pays to Advirna an annual maintenance fee of $100,000 and is required to pay a low single-digit royalty on any license revenue received by the Company with respect to future licensing of the assigned Advirna patent and technology rights. To date, royalties owed to Advirna have been minimal.

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

Total research and development expense for the years ended December 31, 2021 and 2020 was $8,886,000 and $3,716,000, respectively.

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

A variety of cell-based autologous and allogeneic approaches are being researched and developed for the treatment of cancer. We believe that competitors developing TIL-based and NK cell-based therapies in this field, our initial areas of focus in ACT, include, but are not limited to, Acepodia Inc., Achilles Therapeutics plc, AgonOx, Inc., Artiva Biotherapeutics, Inc., Caribou Biosciences, Inc., Century Therapeutics, Inc., Cytovia Therapeutics, Inc., Editas Medicine, Inc., Fate Therapeutics, Inc., Gamida Cell Ltd., Glycostem Therapeutics B.V., Instil Bio, Inc., Iovance Biotherapeutics, Inc., KSQ Therapeutics, Inc., Lyell Immunopharma, Inc., MiNK Therapeutics, Inc., Nkarta, Inc., ImmunityBio, Inc., NKGen Biotech, Inc., ONK Therapeutics Limited, Sanofi S.A., Shoreline Biosciences, Inc., Sorrento Therapeutics, Inc., SQZ Biotechnologies Company, Takeda Pharmaceutical Company Limited and Turnstone Biologics Corp. All of these companies are larger than us and have greater financial resources and human capital to develop competing products.

A number of companies have taken the direct therapeutic approach to modulating gene expression in the field of immuno-oncology and are conducting research and development. We believe that competitors in this field include, but are not limited to, Portage Biotech Inc., Cytovation ASA, Targovax ASA, Lytix Biopharma AS, Checkmate Pharmaceuticals, Inc., Idera Pharmaceuticals, Inc., SillaJen, Inc., Duet Therapeutics, a wholly owned subsidiary of Scopus Biopharma Inc., OncoSec Medical Incorporated and Philogen S.p.A.

Government Regulation

Review and Approval of Drugs in the United States

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

Review and Approval of Drugs in the European Union Including France

In order to market any pharmaceutical product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions governing, among other things, research and development, testing, manufacturing, quality control, safety, efficacy, clinical trials, marketing authorization, packaging, storage, record keeping, reporting, export and import, advertising and other promotional practices involving pharmaceutical products, as well as commercial sales, distribution and post-approval monitoring and reporting of our products. Whether or not it obtains FDA approval for a pharmaceutical product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the pharmaceutical product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer and far more difficult than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

The United Kingdom (“UK”) formally left the European Union (“EU”) on January 31, 2020 and the transition period, during which EU laws continued to apply to the UK, expired on December 31, 2020. This means EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. Following the end of the transition period, the EU and the UK concluded a trade and cooperation agreement (“TCA”), which applied provisionally from January 1, 2021 and entered into force on May 1, 2021.

The TCA includes provisions affecting the life sciences sector (including on customs and tariffs) but areas for further discussion between the EU and the UK remain. In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of Good Manufacturing Practice (“GMP”) and issued GMP documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

Since January 1, 2021, the EU laws which have been transposed into UK law through secondary legislation continue to be applicable in the UK as “retained EU law”. As there is no general power to amend these regulations, the UK government has enacted the Medicines and Medical Devices Act 2021. The purpose of the act is to enable the existing regulatory frameworks in relation to human medicines, clinical trials of human medicines, veterinary medicines and medical devices to be updated. The powers under the act may only be exercised in relation to specified matters and must safeguard public health.

Specified provisions of the Medicines and Medical Devices Act 2021 entered into force on February 11, 2021. The remaining provisions came into effect within two months of February 11, 2021 or will otherwise come into effect as stipulated in subsequent statutory instruments. The Medicines and Medical Devices Act 2021 supplements the UK Medical Devices Regulations 2002 (UK Regulations), which are based on the EU Medical Devices Directive as amended to reflect the UK’s post-Brexit regulatory regime. Notably, the UK Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which, since May 26, 2021, now applies in all EU Member States.

The UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) conducted a comprehensive consultation between September and November 2021 on proposals to develop a new UK regime for medical devices in the UK. The proposals include more closely aligning definitions for medical devices and in vitro medical devices with internationally recognized definitions and changing the classification of medical devices according to levels or risk. The proposals are intended to improve patient and public safety and increase the appeal of the UK market. The new regime is planned to come into force on July 1, 2023, which will align with the date from which the UK is due to stop accepting CE marked medical devices and require UKCA (UK Conformity Assessed) marking. It is envisaged that, in Northern Ireland, the amended regime could run in parallel with any existing or future EU rules in accordance with the Protocol on Ireland and Northern Ireland.

Drug Development Process

The conduct of clinical trials is currently governed by the EU Clinical Trials Directive 2001/20/EC (Clinical Trials Directive), and will be gradually replaced by the EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”). The CTR introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU. It entered into force on January 31, 2022.

Under the current regime, which will expire after a transition period of one or three years, respectively, as outlined below in more detail, before a clinical trial can be initiated, it must be approved in each EU Member State in which the clinical trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (“NCA”) and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur.

A more unified procedure applies under the new CTR, which came into force on January 31, 2022. A sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) takes the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. While Member States will work in CTIS immediately after the system has gone live, the CTR provides for two transition periods for sponsors: For one year, until January 31, 2023, clinical trial sponsors can still choose whether to submit an initial clinical trial application in line with the current system (Clinical Trials Directive) or via CTIS. From January 31, 2023, submission of initial clinical trial applications via CTIS becomes mandatory, and by January 31, 2025, all ongoing trials approved under the current Clinical Trials Directive will be governed by the new Regulation and have to be transitioned to CTIS.

Under both the current regime and the new CTR, national laws, regulations, and the applicable Good Clinical Practice and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on Good Clinical Practice (“GCP”) and the ethical principles that have their origin in the Declaration of Helsinki.

Marketing Authorization Procedures

In the EU and in Iceland, Norway and Liechtenstein (together, the European Economic Area or “EEA”), after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (“MA”). To obtain an MA of a drug under European Union regulatory systems, an applicant can submit a Marketing Authorization Application (“MAA”) through, amongst others, a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single MA by the European Commission (“EC”) that is valid for all EU Member States and, after respective national implementing decisions, in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (“ATMP”) and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases).

For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”), established at the European Medicines Agency (“EMA”), is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated assessment might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the EC has final authority for granting the MA within 67 days after receipt of the CHMP opinion.

The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure.

The competent authority of a single EU Member State, known as the reference EU Member State, is appointed to review the application and provide an assessment report. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference EU Member State and concerned EU Member States. The reference EU Member State prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Subsequently each concerned EU Member State must decide whether to approve the assessment report and related materials. If an EU Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.

All new MAAs must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports (“PSURs”) are routinely available to third parties requesting access, subject to limited redactions.

Marketing Authorizations have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Data and Market Exclusivity in the European Union

As in the United States, it may be possible to obtain a period of market and/or data exclusivity in the European Union that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received an MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market.

New medicinal products authorized in the European Union, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The overall ten-year period of market exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference medicinal product when applying for a generic or biosimilar marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until 10 years have elapsed from the initial authorization of the reference product in the European Union.

Post-approval Regulation

Similar to the United States, both marketing authorization holders and manufacturers of pharmaceutical products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the EU Member States.

The holder of an EU marketing authorization for a pharmaceutical product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of pharmaceutical products.

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the EU Member State laws implementing Directive 2001/83/EC on pharmaceutical products for human use and other core legislation relating to pharmaceutical products, and other EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of pharmaceutical products and marketing of such products, both before and after grant of marketing authorization, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Pricing and Reimbursement Environment

Even if a pharmaceutical product obtains a marketing authorization in the European Union, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. The EU Member States are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. An EU Member State may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

To obtain reimbursement or pricing approval in some countries, including the EU Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care. There can be no assurance that any country will allow favorable pricing, reimbursement and market access conditions for any of our products, or that we will be feasible to conduct additional cost-effectiveness studies, if required.

European Union Data Laws

The collection and use of personal health data and other personal information in the European Union is governed by the provisions of the General Data Protection Regulation (“GDPR”), which came into force in May 2018, and related implementing laws in individual EU Member States. In addition, following the United Kingdom’s formal departure from the European Union on January 31, 2020 and the end of the transition period on December 31, 2020, the United Kingdom has become a “third country” for the purposes of EU data protection law. A “third country” is a country other than the EU Member States and the three additional European Economic Area countries (Norway, Iceland and Liechtenstein) that have adopted a national law implementing the GDPR. However, the TCA includes a provision, whereby the transfer of personal data from the EU to the United Kingdom will not be considered as a transfer to a “third country” for a period of four months starting from the entry into force of the TCA. This period will be extended by two further months, unless the EU or the United Kingdom objects. Under the GDPR, personal data can only be transferred to third countries in compliance with specific conditions for cross-border data transfers. Appropriate safeguards are required to enable transfers of personal data from the EU Member States. This status has a number of significant practical consequences, in particular for international data transfers, competent supervisory authorities and enforcement of the GDPR. The GDPR increased responsibility and liability in relation to personal data that we process.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities and the security and confidentiality of the personal data. The GDPR also prohibits the transfer of personal data to countries outside of the European Union that are not considered by the EU to provide an adequate level of data protection, except if the data controller meets very specific requirements. These countries include the United States, and following the end of the six month period as laid out in the TCA, it may include the United Kingdom if no adequacy decision is given prior to this. Following the Schrems II decision of the Court of Justice of the European Union on July 16, 2020, there is uncertainty as to the general permissibility of international data transfers under the GDPR. In light of the implications of this decision we may face difficulties regarding the transfer of personal data from the European Union to third countries. The European Data Protection Board has adopted draft recommendations for data controllers and processors who export personal data to third countries regarding supplementary measures to ensure compliance with the GDPR when transferring personal data outside of the EU. These recommendations were submitted to public consultation until December 21, 2020, however it is unclear when and in which form these recommendations will be published in final form.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the European Union. Guidance developed at both EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.

There is, moreover, a growing trend towards required public disclosure of clinical trial data in the European Union which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the General Data Protection Regulation, further adds to the complexity that we face with regard to data protection regulation.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in the European Union, its Member States and other states of Europe that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of pharmaceutical products. In addition to new legislation, pharmaceutical regulations and policies are often revised or interpreted by the EMA and national agencies in ways that may significantly affect our business and our products.

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

Human Capital Management

As of December 31, 2021, we had twelve full-time and no part-time employees at our facility in Marlborough, Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

We expect to add additional employees in fiscal year 2022 to increase our expertise and resources available in our preclinical and clinical research and development. We continually evaluate our business needs and weigh the use of in-house expertise and capacity with outsourced expertise and capacity. The Company currently outsources substantial preclinical and clinical trial work to third party contract research organizations and drug manufacturing contractors.

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

Our business and operations may be materially and adversely affected by the ongoing coronavirus pandemic. From the first signs of the pandemic, we have taken proactive measures to protect the health and safety of our employees, such as working remotely and flexible scheduling, and our facilities have remained largely operational. The implementation of preventative and precautionary measures that we, companies we do business with and government authorities have taken to mitigate the spread of coronavirus have impacted, and may further impact or disrupt our business and operations. The effects of these measures and the extent of their impact will depend, in part, on the length and severity of the restrictions and the limitations on our ability to conduct our business in the ordinary course. These and future measures may negatively affect our business, results of operations, financial condition and cash flows.

As a result of the coronavirus pandemic, limited availability of certain services and supplies required for our preclinical programs significantly impacted our operations, causing delays to our clinical program timelines. The Company has undertaken efforts to mitigate potential future impacts by identifying and engaging alternative third-party service providers, however, if measures to overcome the pandemic continue or are insufficient, the availability of required services and supplies could be further delayed, which may in turn further slow or delay our preclinical and clinical activities. Additionally, the commencement of new clinical trials and the enrollment of patients in clinical trials have been affected by the coronavirus pandemic and while the steps to initiate our clinical trials are continuing and ongoing, the Company does not yet know the full extent of similar potential delays on our clinical trial activities.

We cannot predict the impact that the progression of the pandemic will have on future operations or financial results due to a number of factors including, but not limited to, the health and safety of our employees, the ability of the Company’s third-party providers to continue to operate, the availability of services and supplies for our programs, the ability to commence our clinical trials and the clinical sites to enroll patients, and the length of the coronavirus pandemic. The extent to which the coronavirus impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, including mutations or variants, and the actions to contain the pandemic or treat its impact, among others. As a result, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including delays in regulatory approvals to initiate any planned clinical trials, delays or difficulties in enrolling patients, interruptions or delays in preclinical studies due to limited operations at our facilities or the companies we do business with, and lack of availability or delays in supplies needed to conduct our preclinical and clinical activities.

The pandemic has impacted and may further impact the global economy and capital markets. Moreover, it has led to significant uncertainty and increased volatility in the capital markets. If these conditions in the capital markets continue it may reduce the Company’s ability to access capital and negatively affect our future liquidity. As a result, we may be compelled to take actions to preserve our cash flow.

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

We are dependent on the success of our INTASYL technology platform, and our product candidates based on this platform, which is unproven and may never lead to approved and marketable products.

Our research and development efforts have been focused on the development of product candidates based on our INTASYL technology platform. We have invested, and we expect to continue to invest, significant financial resources and efforts developing our product candidates. The ability to generate revenue is highly dependent on the successful development, regulatory approval and commercialization of our INTASYL product candidates by us or by collaborative partners, which may not occur for the foreseeable future, if ever, and is highly uncertain and depends on a number of factors, many of which are beyond our control. Therefore, it is difficult to accurately predict challenges we may face with our product candidates as they move through the discovery, preclinical and clinical development stages. We may spend large amounts of money trying to develop our INTASYL platform technology and may never succeed in doing so. In addition, our research methodology may be unsuccessful in identifying product candidates and results from preclinical and clinical studies may not predict the results that will be obtained in later phase trials of our product candidates or our product candidates may interact with patients in unforeseen or harmful ways that may make it impractical to manufacture, market or receive regulatory approval. If we are not successful in bringing an INTASYL product candidate to market, it could negatively impact our business and financial condition and we may not be able to identify and successfully implement an alternative product development strategy.

Our product candidates are in an early stage of development and we may fail, experience significant delays, never advance to the clinic or not be successful in our efforts to identify or discover additional product candidates, which may materially and adversely impact our business.

Our success depends heavily on the successful development of our product candidates, which may never occur. Our product candidates could be delayed, not advance into the clinic, or unexpectedly fail at any stage of development. Our ability to identify, develop and commercialize product candidates is dependent on extensive preclinical and other non-clinical tests in order to support an investigational new drug (“IND”) application in the United States, or the equivalent with regulatory authorities in other jurisdictions. These research programs to identify new product candidates require substantial financial and human resources, are difficult to design and can take many years.

We cannot be certain of the outcome of our research studies and the results from these studies may not predict the results that will be obtained in later stages of development and we may focus our efforts and resources on product candidates that may prove to be unsuccessful. There is no assurance that we will be able to successfully develop our product candidates, and we may forego opportunities with certain product candidates or for indications that later prove to have greater commercial potential. If we are not able to successfully develop our product candidates, we may be forced to abandon or delay our development efforts, which may materially and adversely affect our business, financial condition, and results of operations.

We are dependent on collaboration partners for the successful development of our adoptive cell therapy product candidates.

As we do not have direct access to the patient or donor cells used in cell therapy, we are not considered a cell therapy company and expect to depend on third-party collaborators to support the clinical development of our ACT product candidates. We have entered into a clinical collaboration development agreement with AgonOx, Inc. for the clinical development of our PH-762 product candidate in ACT and have entered into research agreements with our academic and industry collaborators, each of which is terminable by the relevant party at any time, subject to applicable notice periods. The success of our collaborations depends upon the efforts of our collaboration partners, and their performance in achieving the development activities to the extent they are responsible under our collaboration agreements. Each of our partners may not be successful in performing these activities, including completing the required preclinical studies and other information to be included in an IND application (or foreign equivalent), obtaining approval to initiate clinical trials, conducting the necessary clinical trials and arranging for the manufacturing or contract research organization (“CRO”) relationships and obtaining marketing authorization. Our partners work with other companies, potentially including some of our competitors, and their corporate objectives may not align with ours, they may change their strategic focus or pursue alternative technologies. If our collaborations are not successful or a partner terminates our collaboration agreement, our business, financial condition, results of operations could be materially and adversely affected.

Further, we may not be successful in negotiating agreements with these collaborators or with future collaborators for the development and commercialization of our ACT product candidates through collaborations such as joint development or licensing agreements. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies, the quality of preclinical data that we have generated, the perceived risks specific to developing our product candidates and our partners’ own strategic and corporate objectives. If we fail to negotiate these agreements, we may not be able commence clinical trials with our ACT product candidates or we may be required to obtain licenses from cell therapy companies and our business, financial condition, and results of operations could be materially and adversely affected.

If we experience delays or difficulties in identifying and enrolling patients in clinical trials, it may lead to delays in generating clinical data and the receipt of necessary regulatory approvals.

Clinical trials of a new drug candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease or condition the drug candidate is intended to treat and who meet other eligibility criteria. Rates of subject enrollment are affected by many factors, and delays in subject enrollment can result in increased costs and longer development times, which could materially and adversely impact our business and financial condition. We may experience slower than expected patient enrollment, including as a result of the coronavirus pandemic, in our current or future clinical trials. In addition, clinical trials for drug candidates that treat the same indications as our product candidates may result in subjects who would otherwise be eligible for our clinical trials instead enrolling in clinical trials for other drug candidates.

Topline data may not accurately reflect or may materially differ from the complete results of a study or clinical trial.

From time to time, we may publicly disclose topline or interim data from our preclinical and clinical studies based on a preliminary analysis of then-available data, of which the results, related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary observations made in early stages of preclinical studies and clinical trials are not necessarily indicative of results that will be obtained when full data sets are analyzed or in subsequent preclinical and clinical studies and may not be replicated in subsequent studies. As a result, topline data may differ from future results from the same studies or different conclusions may qualify such results once additional data has been received and evaluated. Topline or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data that we publicly disclose and should be viewed with caution until the complete data is available.

Further, the U.S. Food and Drug Administration (“FDA”), or equivalent foreign regulatory authority, may not accept the results of our preclinical or clinical studies and may require us to complete additional studies or impose stricter approval conditions than we expect, which could impact the value of a particular program, the approvability or commercialization of the particular product candidate or product and our Company in general. Because of these factors, it is difficult to predict the time and cost of the development of our product candidates. Any delay or failure in obtaining required approvals may prevent us from completing our preclinical or clinical studies and could have a material adverse effect on our ability to initiate or commercialize any drug candidate on a timely basis, or at all. Additionally, preclinical studies and clinical trials are lengthy and expensive and if our cash resources become limited we may not be able to commence, continue or complete our clinical trials. If the topline data we report differs from future analysis of results, or if others, including regulatory authorities, disagree with the conclusions reached, our business, financial condition, and results of operations could be materially and adversely affected.

We rely upon third-parties to conduct our clinical trials and other studies for our product candidates, and if they do not successfully fulfill their obligations, the development of our product candidates may be materially impacted.

We depend upon third-party CROs, medical institutions, clinical investigators, consultants and other third-parties to support and conduct our clinical trials and rely on these third-party CROs for the execution of certain of our preclinical studies and expect to continue to do so. Because we rely on these third-parties, we cannot necessarily control the timing, quality of work or amount of resources that our contract partners will devote to these activities. We and our CROs are responsible for ensuring that our clinical trials are conducted in accordance with applicable regulations and protocols. If we or our CROs fail to comply with these applicable regulations, the FDA, or equivalent foreign regulatory authority, may not accept these data and may require us to complete additional studies. which could result in significant additional costs and delays to us. Further, these third parties may face disruptions due to the coronavirus pandemic that may affect our ability to initiate and complete our clinical studies.

As we only control certain aspects of their activities, we cannot guarantee that these partners will fulfill their obligations to us under these arrangements. If these third-parties do not successfully carry out their responsibilities, as well as within a timely fashion, our clinical trials and preclinical studies may be delayed, unsuccessful or otherwise adversely affected. If we have to enter into alternative arrangements it may delay or adversely affect the development of our product candidates and our business operations. This could be difficult, costly or impossible, and our preclinical or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such trials.

France adopted the General Data Protection Regulation, a data privacy regulation, and as we are conducting a clinical study in France we are required to follow this law, which, if violated could subject us to significant fines.

The collection and use of personal health data and other personal information in the European Union is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018 and related implementing laws in individual EU Member States.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals within the European Union and in the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

Under the GDPR, personal data can only be transferred within the EU Member States and the three additional European Economic Area countries (Norway, Iceland and Liechtenstein) that have adopted a national law implementing the GDPR. Appropriate safeguards are required to enable cross-border transfers of personal data from the EU and EEA Member States to a “third country” (a country outside the EU or EEA). This status has a number of significant practical consequences, in particular for international data transfers, competent supervisory authorities and enforcement of the GDPR.

In conclusion, the GDPR prohibits the transfer of personal data to countries outside of the European Union/EEA (including the United States) that are not considered by the European Commission to provide an adequate level of data protection, except if the data controller meets very specific requirements such as the use of standard contractual clauses (“SCCs”), issued by the European Commission. In this respect recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EU/EEA. For example, following the Schrems II decision of the Court of Justice of the European Union on July 16, 2020, in which the Court invalidated the Privacy Shield under which personal data could be transferred from the EU/EEA to United States entities who had self-certified under the Privacy Shield scheme, there is uncertainty as to the general permissibility of international data transfers under the GDPR. The Court did not invalidate the then current SCCs, but ruled that data exporters relying on these SCCs are required to verify, on a case-by-case basis, if the law of the third country ensures an adequate level of data protection that is essentially equivalent to that guaranteed in the EU/EEA. In light of the implications of this decision we may face difficulties regarding the transfer of personal data from the European Union/EEA to third countries. However, on June 4, 2021 the EU Commission issued a new set of SCCs for data transfers from controllers or processors in the EU/EEA to controllers or processors established outside the EU/EEA. These SCCs replace the old sets of SCCs that were adopted under the previous European Data Protection Directive 95/46. Since September 27, 2021, it is no longer possible to conclude contracts incorporating these previous versions of the SCCs. In addition, for contracts concluded before September 27, 2021, it is still possible to rely on the previous SCCs until the end of an additional 15 months transitional period (until December 27, 2022), provided that the processing operations which are the subject matter of the contract remain unchanged and reliance on previous SCCs ensures that the transfer is subject to appropriate safeguards. On November 11, 2021, the European Data Protection Board has adopted recommendations on such appropriate safeguards that supplement transfer mechanisms. These recommendations aim to assist data exporters with their duty to identify and implement appropriate supplementary measures where they are needed to ensure an essentially equivalent level of protection to the personal data they transfer to third countries.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and in certain cases their directors and officers as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the European Union. Guidance developed at both EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised. Ensuring compliance with GDPR is time-intensive and may increase the cost of doing business, and failure to comply with these laws may have a material impact on our operations and financial condition.

There is, moreover, a growing trend towards required public disclosure of clinical trial data in the European Union which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the GDPR, further adds to the complexity that we face with regard to data protection regulation.

On June 28, 2021 the European Commission adopted two adequacy decisions for the United Kingdom – one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow from the European Union to the United Kingdom since the United Kingdom is deemed to have an adequate data protection level. Additionally, following the UK's withdrawal from the European Union and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR, which is based on the EU GDPR), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force.

A number of different factors could prevent us from advancing into clinical development, obtaining regulatory approval, and ultimately commercializing our product candidates on a timely basis, or at all.

Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and successful clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before human clinical trials may commence, we must submit to the FDA an IND application, or foreign equivalent. An IND application involves the completion of preclinical studies and the submission of the results, together with proposed clinical protocols, manufacturing information, analytical data and other data in the IND submission. The FDA may require us to complete additional preclinical studies or disagree with our clinical trial study design. Also, animal models may not exist for some of the disease areas we choose to develop our product candidates for. As a result, our clinical trials may be delayed or we may be required to incur more expense than we anticipated.

Clinical trials require the review and oversight of Institutional Review Boards (“IRB”), which approve and continually review clinical investigations and protect the rights and welfare of human subjects. Before our clinical trials can begin, we must also submit to the FDA a clinical protocol accompanied by the approval of the IRB at the institution(s) participating in the clinical trial. An inability or delay in obtaining IRB approval could prevent or delay the initiation and completion of our clinical trials, and the FDA may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB review and approval.

Preclinical studies and clinical trials are lengthy and expensive, and their outcome is highly uncertain. Historical failure rates are high due to a number of factors, such as safety and efficacy of drug candidates. We, our collaborators, the FDA, or an IRB may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects in a clinical trial could result in the FDA or other regulatory authorities suspending or terminating the clinical trial and refusing to approve a particular drug candidate for any or all indications of use.

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

An additional number of factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•	Delays in filing or acceptance of initial drug applications for our product candidates;

•	Difficulty in securing centers to conduct clinical trials;

•	Conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	Problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies;

•	Difficulty in enrolling subjects in conformity with required protocols or projected timelines;

•	Third-party contractors failing to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner;

•	Our drug candidates having unexpected and different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways;

•	The need to suspend or terminate clinical trials if the participants are being exposed to unacceptable health risks;

•	Insufficient or inadequate supply or quality of our product candidates or other necessary materials necessary to conduct our clinical trials;

•	Effects of our product candidates not having the desired effects or including undesirable side effects or the product candidates having other unexpected characteristics;

•	The cost of our clinical trials being greater than we anticipate;

•	Negative or inconclusive results from our clinical trials or the clinical trials of others for similar product candidates or inability to generate statistically significant data confirming the efficacy of the product being tested;

•	Changes in the FDA’s requirements for testing during the course of that testing;

•	The impact from the ongoing coronavirus pandemic;

•	Reallocation of our limited financial and other resources to other clinical programs; and

•	Adverse results obtained by other companies developing similar drugs.

A failure of any preclinical study or clinical trial can occur at any stage of testing. Any delay or failure in obtaining required approvals may prevent us from completing our preclinical or clinical studies and could have a material adverse effect on our ability to initiate or commercialize any drug candidate on a timely basis, or at all. Additionally, preclinical studies and clinical trials are lengthy and expensive and if our cash resources become limited we may not be able to commence, continue or complete our clinical trials, which could have a material impact on our business, financial condition, and results of operations.

We are subject to significant competition and may not be able to compete successfully.

The biotechnology and pharmaceutical industries have intense competition and contain a high degree of risk and there are many other companies actively engaged in the discovery, development and commercialization of products that may compete with our product candidates. We face a number of competitors that have substantially greater experience and greater research and development capabilities, staffing, financial, manufacturing, marketing, technical and other resources than us, and we may not be able to successfully compete with them. These companies include large and small pharmaceutical and biotechnology companies, academic institutions, government agencies and other private and public research organizations.

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

We have a small management team and are particularly dependent on our core management team. Accordingly, our business prospects are dependent on the principal members of our executive team, the loss of whose services could make it difficult for us to manage our business successfully and achieve our business objectives. While we have entered into employment agreements with each of our executive officers, they could leave at any time, in addition to our other employees, who are all “at will” employees. Our ability to identify, attract, retain and integrate additional qualified key personnel is also critical to our success. Competition for skilled research, product development, regulatory and technical personnel is intense, and we may not be able to recruit and retain the personnel we need. The loss of the services of any key research, product development, regulatory and technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop our product candidates.

We are subject to potential liabilities from clinical testing and future product liability claims.

The use of our product candidates in clinical trials and, if any of our product candidates receive regulatory approval, the sale of our product candidates for commercial use expose us to the risk or product liability claims. Product liability claims may be brought against us by patients, healthcare providers, consumers or others who come into contact with our product candidates or approved products. We will seek to obtain clinical trial insurance for clinical trials that we conduct, as well as liability insurance for any products that we market. However, there is no assurance that we will be able to obtain insurance in the amounts we seek, or at all. We anticipate that licensees who develop our products will carry liability insurance covering the clinical testing of our product candidates and the marketing of those product candidates, if approved. There is no assurance, however, that any insurance maintained by us or our licensees will prove adequate in the event of a claim against us. If we cannot successfully defend against product liability claims, we could incur substantial liabilities. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims. Any of these outcomes could materially impact our business and financial condition.

We rely upon third parties for the manufacture of the clinical supply for our product candidates.

We rely on third-party suppliers and manufacturers to provide us with the materials and services to manufacture our product candidates for certain preclinical studies and for our clinical trials, and we expect that we will continue to rely on third-party manufacturers for the supply of our product candidates in the future. We have limited in-house manufacturing capabilities and resources, and we do not own or lease manufacturing facilities or have our own supply source for the required materials to manufacture our compounds. Further, we have limited current good manufacturing practice (“cGMP”) manufacturing capabilities and limited experience in scale-up of clinical supply as our internal capabilities are limited to small-scale production of research material. Accordingly, we are dependent upon third-party suppliers and contract manufacturers to obtain supplies and manufacture our product candidates and we will need to either develop, contract for, or otherwise arrange for the necessary manufacturers for these supplies.

There are a limited number of manufacturers that make oligonucleotides and we currently contract with multiple manufacturers for the supply of our product candidates to reduce the risk of supply interruption or availability. However, there is no assurance that our supply of our product candidates will not be limited, interrupted, of satisfactory quality or be available at acceptable prices. For example, constraints on the supply chain and availability of resources due to the ongoing effort to address the coronavirus pandemic have resulted in delays and shortages at manufacturing facilities. While we have engaged with multiple manufacturers for the supply of our product candidates, there can be no assurance that our efforts will be successful. If for any reason we are unable to obtain the clinical supply of our product candidates from our current manufacturers, we would have to seek to contract with another major manufacturer. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business.

Approval of any of our product candidates will not occur unless the manufacturing facilities are in compliance with the FDA’s cGMP regulations, or a foreign equivalent’s regulations, in order to ensure that drug products are safe and that they consistently meet applicable requirements and specifications. These requirements are enforced by the FDA and other regulatory authorities through periodic inspections of the manufacturing facilities and can result in enforcement action, such as warning letters, fines and suspension of production if they are found to not be in compliance with the regulations. If our suppliers or manufacturers do not comply with the FDA or foreign regulations for our product candidates, we may experience delays in timing or supply, be forced to manufacture our product candidates ourselves or seek to enter contract with another supplier or manufacturer. If we are required to switch suppliers or manufacturers, we will be required to verify that the new supplier or manufacturer maintains facilities and processes in line with cGMP regulations, which may result in delays, additional expenses, and may have a material adverse effect on our ability to complete the development of our product candidates.

Risks Relating to Our Intellectual Property

We may be involved in litigation to protect our patents and intellectual property rights and our ability to protect our patents and intellectual property rights is uncertain and may subject us to potential liabilities.

We have filed patent applications, have pending patents that we have licensed and those that we own and expect to continue to file patent applications. We may also need to license patents and patent applications from research sponsored by us with third-parties. There is no assurance that these applications will result in any issued patents or that those patents would withstand possible legal challenges or protect our technologies from competition. The patent granting authorities have upheld stringent standards for the RNAi patents that have been prosecuted so far and, consequently, pending patents that we have licensed and those that we own may continue to experience long and difficult prosecution challenges and may ultimately issue with much narrower claims than those in the pending applications.

In addition, others may challenge the patents or patent applications that we currently license or may license in the future or that we own and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, which would negatively affect our ability to exclude others from using the technologies described in these patents. There is no assurance that these patents or other pending applications or issued patents we license or that we own will withstand possible legal challenges. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management and key employee’s time. If we are unable to defend our licensed or owned intellectual property, it may have a materially and adverse impact on our business, results of operations and financial condition.

Third-parties may claim that we infringe their patents, which may result in substantial liabilities and prevent us from pursuing the development of our product candidates.

Because the field we operate in is relatively new, is constantly changing and patent applications are still being processed by government patent offices around the world, there is a great deal of uncertainty about which patents will issue, when, to whom and with what claims. Although we are not aware of any blocking patents or other proprietary rights, it is likely that there will be significant litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in the field we operate. Further, many patents in the fields we are pursuing have already been exclusively licensed to third-parties, including our competitors. It is possible that we may become a party to such proceedings.

If a claim should be brought against us and we are found to infringe the rights of others, we may be required to pay substantial damages, be forced to stop the development of product candidates affected by the claim, and/or establish licenses or similar arrangements. Furthermore, any such licenses may not be available when needed, on commercially reasonable terms or at all. Whether an infringement claim is successful or not, the cost of these proceedings may be significant and divert the attention of management and other key employees. As a result, we cannot be certain that our patents or those we license will not be challenged by others, which could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the patents we own and the technologies we license, and if we fail to maintain our patents or lose the right to license such technologies, our ability to develop new products would be harmed.

Our success depends upon our ability to obtain and maintain intellectual property protection for our product candidates. Any patents issued to us or our licensors may not provide us with any competitive advantages, and there is no assurance that the patents of others will not have an adverse effect on our ability to do business or to continue to develop our product candidates freely. Pending patents that we have licensed and those that we own may continue to experience long and difficult prosecution challenges and may ultimately issue with much narrower claims than those in the pending applications. Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage provided by the patent. Further, even if our rights are valid, enforceable and broad in scope, competitors may develop products based on technology that is not covered by our licenses or patents or patent applications that we own. If we are unable to derive value from our licensed or owned intellectual property, it may have a materially and adverse impact on our business, results of operations and financial condition.

Third parties may hold or seek to obtain additional patents that could make it more difficult or impossible for us to develop products based on our technologies without obtaining a license to such patents, which licenses may not be available on attractive terms, or at all. If there is any dispute or issue of non-performance between us and the respective licensing partner regarding the rights or obligations under the license agreements, the ability to develop and commercialize the affected product candidate may be adversely affected. Moreover, if any of our existing licenses are terminated, the development of the product candidates contemplated by the licenses could be delayed or terminated and we may not be able to negotiate additional licenses on acceptable terms, if at all, which would have a material adverse effect on our business. To the extent that we are required and are able to obtain multiple licenses from third parties to develop or commercialize a product candidate, the aggregate licensing fees and milestones and royalty payments made to these parties may materially reduce our economic returns or even cause us to abandon development or commercialization of a product candidate.

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

We have used substantial funds to develop our product candidates and will need to raise additional substantial funds to continue our drug development efforts and support our operations. Our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. We anticipate that we will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but is not limited to the following:

•	To conduct research and development to successfully develop our product candidates;

•	To obtain regulatory approval for our products;

•	To file and prosecute patent applications and to defend and assess patents to protect our technologies;

•	To retain qualified employees, particularly in light of intense competition for qualified personnel;

•	To manufacture products ourselves or through third parties;

•	To market our products, either through building our own sales and distribution capabilities or relying on third parties; and

•	To acquire new technologies, licenses or products.

In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We cannot assure you that additional financing will be available to us on acceptable terms, or at all. If we cannot, or are limited in the ability to, issue equity, incur debt or enter into strategic collaborations, we may be unable to fund the discovery and development of our product candidates, address gaps in our product offerings or improve our technology. If we fail to obtain additional funding when needed, we may ultimately be unable to continue to develop and potentially commercialize our product candidates, and we may be forced to scale back or terminate our operations or seek to merge with or be acquired by another company.

Future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business.

If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of common stock. The terms of debt securities may also impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, to pay dividends on or repurchase our capital stock, or to make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control. If we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute current stockholders’ ownership in us, perhaps substantially. The issuance of a significant amount of shares of common stock could cause the market price of our common stock to decline or become highly volatile.

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

Based on our current operating plans and liquidity, we believe that our existing cash at December 31, 2021 will be sufficient to fund our currently planned operations for at least the next 12 months from the date of release of the associated financial statements. However, if we are unable to achieve or sustain profitability or to secure additional financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

Our ability to utilize net operating loss carryforwards and other tax benefits may be limited.

We have historically incurred net losses and may never achieve or sustain profitability. Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses carried forward from a prior taxable year. Under that provision, we can carryforward our net operating losses to offset our future taxable income, if any, until such net operating losses are used or expire. As a result of the Tax Cuts and Jobs Act of 2017 legislation, net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely and can offset up to 80% of future taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, net operating losses arising in years beginning 2018 through 2020 may be carried back five years and the 80% net operating loss deduction limit is temporarily lifted for net operating loss carryforwards to years beginning before January 1, 2021. These net operating loss carryforwards could expire unused before offsetting potential future income tax liabilities.

Additionally, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced a change of control, as defined by Section 382 of the Code, at any time since inception, utilization of the Company’s net operating loss carryforwards would be subject to an annual limitation. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. During 2021, the Company completed an assessment of the available net operating loss carryforwards under Section 382 and determined that the Company underwent multiple ownership changes during the period from 2012 to 2021. As a result, our net operating losses are subject to substantial annual limitations under Section 382 due to these ownership changes. The Company has adjusted its net operating loss carryforwards to address the impact of the 382 ownership change. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

The stock markets, in general, and the markets for drug delivery and pharmaceutical company stocks, in particular, have experienced extreme volatility, that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and could result in the loss of all or part of your investment. In addition, the limited trading volume of our stock may contribute to its volatility. Moreover, our stock has recently traded below $1.00 for an extended period of time. If we are unable to trade above $1.00 for a certain period of time (which may require a reverse split of our outstanding common stock), The Nasdaq Stock Market may delist our common stock. Delisting our common stock from Nasdaq would adversely affect our trading volume and would likely negatively impact our trading price.

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

On December 17, 2013, we entered into a lease (the “Lease”), as subsequently amended on January 22, 2019, with 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC to lease office and laboratory space in the building known as the “Main Building” located at 257 Simarano Drive, Marlborough, Massachusetts, covering 7,581 square feet. The premises are used by the Company for office and laboratory space. The term of the Lease commenced on April 1, 2014 and expires on March 31, 2024, for a total of a ten year lease term. The base rent for the premises is $124,865 per annum, payable on a monthly basis. Each year thereafter, the base rent shall increase by approximately 3% over the base rent from the prior year. With six months’ advance notice, either party had the option to terminate the lease on March 31, 2021, paying the non-terminating party six months’ rent as a penalty or on March 31, 2022, paying the non-terminating party three months’ rent as a penalty. The option to terminate the Lease early was not exercised by either party and has expired.

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

Holders

At March 11, 2022, there were approximately 17 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not repurchase any shares of our common stock during the years ended December 31, 2021 or 2020.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is seeking to address the biggest challenges in immuno-oncology by creating new pathways to a cancer-free future for patients. We are developing therapeutics that leverage our INTASYL™ technology to target both tumor and immune cells by regulating genes to strengthen a patient’s immune system while weakening tumor defense mechanisms. With our INTASYL self-delivering RNAi technology, we aim to bring the benefits of RNA therapeutics into cancer care where other modalities may fall short.

We are developing a pipeline of immuno-oncology therapies using our INTASYL technology that has the ability to attack cancers in multiple ways. Our INTASYL-based therapeutics are used to: (1) strengthen immune cells, for example those administered as part of adoptive cell therapy (“ACT”), and (2) directly modify cells in the tumor microenvironment (the “TME”) to weaken a tumor’s defense. These two strategies allow for multiple therapeutic applications of our INTASYL products.

In contrast to other RNA technologies and platforms, the self-delivering nature of our INTASYL platform makes it ideally suited for use with ACT treatments, as well as for direct therapeutic use. By using INTASYL technology during the manufacturing of ACT cell products we can improve the phenotype and function of these cells, potentially leading to better therapeutic outcomes. Multiple inhibitory mechanisms restrain immune cells from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence. Furthermore, the immunosuppressive TME can pose a formidable barrier to immune cell infiltration and function. By using INTASYL based drugs administered directly, we can also reprogram cells in the TME to help overcome these immunosuppressive mechanisms.

INTASYL Use To Improve Adoptive Cell Therapy Products

ACT consists of the administration of immune cells with antitumor properties to patients to fight cancer after growing the cells in a lab to large numbers. These cells can be derived from unmodified (i.e. naturally occurring) immune cells, immune cells isolated from resected tumors or genetically engineered immune cells that recognize tumor cells. These cells have several shortcomings that inhibit their full therapeutic potential in patients with solid tumors.

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

Multiple inhibitory mechanisms restrain immune cells used in ACT from effectively eradicating tumors, including immune checkpoints, reduced cell fitness and cell persistence, and other barriers to immune cell infiltration and function mainly in solid tumors. When used in ACT, we believe our INTASYL compounds can improve immune cell function, differentiation and metabolism, in order to make these immune cells more effective without the need for additional complicated manufacturing steps and/or genetic engineering.

Our approach builds on well-established methodologies of ACT and involves the treatment of immune cells with our INTASYL compounds ex vivo while they are grown in the lab and before administering them to the patient. In contrast to other RNA technologies, our INTASYL compounds do not require a delivery vehicle to penetrate into the cells, therefore we are able to enhance the function of these cells by merely adding our INTASYL compounds during the expansion process and without the need for genetic engineering, complex delivery vehicles or formulations, or additional complex manufacturing steps, which in themselves may be detrimental to the cells. By adding INTASYL to the cell culture media used during the cell expansion, we can reduce or eliminate the expression of genes that make the immune cells less effective.

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

In March 2021, the Company announced that it entered into a clinical development collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer, in which the companies will collaborate on the development of novel T cell-based therapies using PH-762 and AgonOx’s “double positive” TIL (“DP TIL”) technology. Per the terms of the clinical development agreement, AgonOx will receive financial support from Phio to conduct a clinical trial in ACT with their DP TIL technology and PH-762, and Phio will be entitled to certain future development milestones and sales-based royalty payments from AgonOx’s DP TIL technology. AgonOx has demonstrated that their DP TIL enriched cell populations have increased tumor killing activity when compared to TILs that were not enriched prior to expansion. Preclinical data from our research collaboration with AgonOx has shown that treating DP TILs with PH-762 increases the tumor killing activity of the DP TILs even further (a two-fold increase). As a result, we expect the use of PH-762 treated DP TILs to enhance therapeutic responses in cancer. Based on this data, our clinical development collaboration will focus on conducting a clinical study for PH-762 treated DP TILs. As a result of impacts from the coronavirus pandemic, the availability of certain materials for the clinical trial are delayed. Based upon current information, the Company expects to start the clinical trial evaluating the use of PH-762 and DP TILs in ACT in the second quarter of 2022.

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

Our second product candidate in development for use in ACT is PH-894. PH-894 is an INTASYL compound that silences the epigenetic protein BRD4, which is an intracellular regulator of gene expression that impacts cell differentiation, and hence, cell function. Like other epigenetic targets, BRD4 is a protein that has been shown to be difficult to target with current drug modalities. Since BRD4 is an intracellular protein, antibody therapies cannot be used and small molecule inhibitors tested to date typically lack the required specificity. As our INTASYL compounds can target intracellular proteins as well as extracellular proteins with a high level of specificity, we believe that PH-894 has significant potential. In collaboration with the Karolinska Institutet in Sweden, PH-894 has been shown to improve T cell function and persistence by differentiating T cells into a more active state (stem-cell like memory phenotype). We have demonstrated that the application of PH-894 is shown to silence BRD4 in human T cells during expansion for ACT, which has the potential to confer superior anti-tumor activity.

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

Our most advanced program being developed by the Company in our direct to tumor therapy programs, is PH-762. We have shown that we can reprogram the TME with PH-762 and achieve local activation of immune cells. Preclinical studies conducted by the Company showed that local administration of PH-762 through intratumoral injection resulted in potent anti-tumoral effects. Treated animals showed a complete and statistically significant inhibition of tumor growth, whereas placebo treated animals displayed exponential tumor growth. Recently announced in vivo data showed that intratumoral treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Furthermore, on target efficacy was supported by modulation of immune cell populations toward anti-tumor phenotypes. Importantly, local administration of PH-762 resulted in activity against distal untreated tumors, indicative of a systemic anti-tumor response. The Company believes this data further supports the potential for PH-762 to provide a strong local immune checkpoint blockade without the dose immune-related adverse effects seen with systemic antibody therapy.

In January 2022, the Company was granted clinical trial authorization (CTA) by the French National Agency for the Safety of Medicines and Health Products to proceed with our first-in-human clinical trial for PH-762 to treat patients with melanoma at the Gustave Roussy Institute, one of the largest cancer centers in Europe. This first clinical trial with PH-762 will be a Phase 1b study to evaluate the safety, tolerability, pharmacokinetics and anti-tumor activity of PH-762 in a neoadjuvant setting in subjects with advanced melanoma. Currently, there are no neoadjuvant treatment options approved for these patients. The clinical study will feature a dose escalation of PH-762 monotherapy and is designed to allow for a data driven evaluation of the recommended Phase 2 dose. The Company expects to start patient enrollment in the first quarter of 2022.

Our second direct to tumor product candidate is PH-894. In a study conducted in collaboration with the Karolinska Institutet, we demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells, and in various cancer cells. Data published with PH-894 in a hepatocellular carcinoma model showed potent and statistically significant anti-tumoral effects when administered locally. These data show that our PH-894 compound can reprogram T cells and other cells in the TME to provide enhanced immunotherapeutic activity. Recent in vivo data showed that local administration of PH-894 also resulted in a systemic anti-tumor response, similar to PH-762. PH-894 shows the power of our INTASYL compounds to modulate the expression of intracellular and/or commonly considered “undruggable” targets, a limitation for small molecule and antibody therapies. The Company currently expects to finalize IND-enabling studies for PH-894 in the second half of 2022.

We are also investigating the use of INTASYL to target multiple genes in a single formulation. New study data showed that PH-3861, a dual-targeting INTASYL towards PD-1 and BRD4, elicited complete cure of tumors in an in vivo hepatoma model and outperformed the efficacy of the small molecule and antibody control treatments toward the same targets. In addition, local INTASYL therapy was shown to induce a systemic anti-tumor response with clearance of untreated distal tumors. The animals which showed complete cure of their tumors were then rechallenged over two months after the original treatment of PH-3861 by re-implanting hepatoma cancer cells at a different location to the original tumor. All of the mice that were rechallenged with new tumors were cured again without requiring further treatment, while tumors grew steadily in the control group as expected. We believe that these data demonstrate that local administration of PH-3861 provides a durable and systemic anti-tumor immune response that can combat tumor growth.

Impact of COVID-19 on our Business

While measures to contain and prevent the spread of coronavirus and its variants may be modified or extended, we expect that our activities, including our internal research and development functions, will continue to remain largely operational, though we have experienced and may continue to experience delays in our clinical activities. We have implemented safety measures following the guidance provided by the World Health Organization (the “WHO”), the Centers for Disease Control (the “CDC”) and governmental authorities, such as working remotely and flexible scheduling. We expect to continue following these safety measures and may take further actions as we require, as government authorities require or recommend, or as we determine to be in the best interests of our employees.

Current and future pandemic-related restrictions may further impact our operations and may slow or diminish our research and development activities.

As a result of the coronavirus pandemic, certain of our third-party suppliers and service providers on which we rely have seen impacts to their operations. The Company has undertaken efforts to mitigate potential future impacts by identifying and engaging alternative third-party service providers and suppliers, and because of that, the Company has been able to limit the impact of delays from our third-party service providers to our program’s anticipated timelines. However, the continued impacts to our third-party service providers, including, for example, limited availability of certain services and supplies, began to significantly affect our operations in the second quarter of 2021, resulting in delays to certain of our clinical program timelines. Further, while the steps required for us to initiate our clinical trials with PH-762 are ongoing, the commencement of new clinical trials and the enrollment and participation of patients in clinical trials have been impacted as a result of the coronavirus pandemic, and the Company does not yet know the full extent of similar potential delays or impacts related to its planned clinical activities. If measures to overcome the pandemic are insufficient, the availability of supplies and services that we purchase and rely on could be further reduced or delayed, which may in turn further slow or delay our preclinical and clinical activities.

In May 2020, the Company applied for and received a loan of $231,252 under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In February 2021, the Small Business Administration (the “SBA”) approved the Company’s application for full loan forgiveness, and the full amount of the PPP loan was remitted to the lender for forgiveness. We believe this loan helped to mitigate the financial impact to us of the coronavirus pandemic on our financial condition.

While we believe that the coronavirus pandemic has not had a significant impact on our financial condition to date, the extent to which the pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. There may be developments outside of our control that require us to adjust our operating plans, including new information which may emerge concerning the actions to contain the coronavirus or treat its impact, among others. We do not yet know the full extent of potential delays or impacts on our business or our preclinical and clinical trial activities, and, therefore, given the nature of the situation, we cannot reasonably estimate the impact of the coronavirus on our financial condition, results of operations or cash flows in the future.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses and expensed when the service has been performed or when the goods have been received. Accrued liabilities are recorded with respect to services provided and/or materials that it has received for which vendors have not yet billed the Company. The financial terms of these contracts are subject to negotiation, vary from provider to provider and may result in uneven payment flows. There may be instances in which payments made to our vendors exceed the level of services provided and result in a prepayment of the expense. In other instances, payment depends on factors such as the successful completion of milestones.

We are required to estimate our accrued research and development expenses, of which a significant portion relate to third party providers the Company has contracted with to perform various research activities on our behalf for the continued development of our product candidates. This process includes reviewing open contracts and purchase orders, estimating the service performed and the associated cost incurred for research and development services not yet billed or otherwise notified of actual cost. Accrued liabilities for the services provided by contract research organizations are recorded during the period incurred based on such estimates and assumptions as expected cost, passage of time, the level of effort to be expended in each period, the achievement of milestones and other information available to us. Estimates of our research and development accruals are assessed on a quarterly basis based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and facts and circumstances known to us at that time, and adjusted accordingly.

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

Stock-based Compensation

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards. The fair value of restricted stock units is based upon our closing stock price at the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model requires the input of valuation assumptions to calculate the value of stock options, including expected volatility, expected term, risk-free interest rate and expected dividends. Stock-based compensation expense is recognized over the requisite service period, which generally represents the vesting period, and commences at the date of grant based on the fair value of the award.

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

Derivative Financial Instruments

During the normal course of business we may issue warrants to vendors as consideration to perform services. We may also issue warrants as part of a debt or equity financing. Warrants and other derivative financial instruments are accounted for either as equity or as an asset or liability, depending on the characteristics of each derivative financial instrument. Financial instruments that do not meet the definition of a derivative are classified as equity and measured at fair value and recorded as additional paid in capital in stockholders’ equity at the date of issuance. No further adjustments to their valuation are made. Financial instruments that meet the definition of a derivative are classified as an asset or liability are measured at fair value on the issuance date and are revalued on each subsequent balance sheet date. The changes in the fair value are recognized as current period income or loss.

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

Lease liabilities and the corresponding right of use assets are recorded based on the present value of lease payments to be made over the lease term. The discount rate used to calculate the present value is the rate implicit in the lease, or if not readily determinable, the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right of use asset may be required for items such as initial direct costs or incentives received. Lease payments, including scheduled increases, on operating leases are recognized on a straight-line basis over the expected term of the lease. Lease payments on financing leases are recognized using the effective interest method.

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

Other Income, net

Other income consists primarily of interest income and expense and various income or expense items of a non-recurring nature.

Results of Operations

The following data summarizes our results of operations for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
	2021	2020	Change
Operating expenses	$13,511	$8,793	$4,718
Operating loss	(13,511)	(8,793)	(4,718)
Net loss	$(13,287)	$(8,794)	$(4,493)

Comparison of the Years Ended December 31, 2021 and 2020

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
	2021	2020	Change
Research and development	$8,886	$3,716	$5,170
General and administrative	4,625	5,077	(452)
Total operating expenses	$13,511	$8,793	$4,718

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 increased 139% compared with the year ended December 31, 2020. The increase in research and development expenses was primarily due to manufacturing costs for the Company’s PH-762 and PH-894 INTASYL compounds, fees for the required preclinical studies in support of the Company’s clinical trials for PH-762 and CRO and consulting related costs to support the initiation of the Company’s clinical trials as compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 decreased 9% compared with the year ended December 31, 2020. The decrease in general and administrative expenses was primarily due to a decrease in patent and legal fees partially offset by increases in the use of an outside consultant to support business development activities and corporate insurance premiums.

Other Income

Other income for the year ended December 31, 2021 increased by $225,000 as compared with the year ended December 31, 2020, primarily due to the full forgiveness of the Company’s PPP loan by the SBA in the first quarter of 2021.

Liquidity and Capital Resources

Historically, the Company’s primary source of funding has been through the sale of its securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At December 31, 2021, we had cash of $24,057,000 as compared with $14,244,000 at December 31, 2020.

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

In January 2021, the Company sold 4,420,863 shares of Company common stock at a purchase price per share of $3.07, pre-funded warrants to purchase an aggregate of 140,065 shares of Company common stock at a purchase price per pre-funded warrant share of $3.069, and warrants to purchase an aggregate of 3,420,696 shares of the Company’s common stock with an exercise price of $3.00 per warrant share in a private placement transaction. Net proceeds to the Company were $12,669,000 after deducting placement agent fees and offering expenses.

In February 2021, the Company sold 2,246,784 shares of Company common stock at a purchase price of $3.42 per share in a registered direct offering under the Company’s Form S-3 “shelf” registration statement. Net proceeds to the Company were $6,908,000 after deducting placement agent fees and offering expenses.

We believe that our existing cash at December 31, 2021 should be sufficient to fund operations for at least the next 12 months from the date of the release of the associated financial statements.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(11,858)	$(8,802)
Net cash used in investing activities	(51)	(19)
Net cash provided by financing activities	21,722	16,131
Net increase in cash and restricted cash	$9,813	$7,310

Net Cash Flow from Operating Activities

Net cash used in operating activities was $11,858,000 for the year ended December 31, 2021, as compared with $8,802,000 for the year ended December 31, 2020. The increase in cash used in operating activities was primarily due to increases in net loss and changes in operating assets and liabilities as a result of increased spending primarily related to the Company’s manufacturing activities and preclinical studies in support of the clinical trials for PH-762.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $51,000 for the year ended December 31, 2021, as compared with $19,000 for the year ended December 31, 2020. The increase in cash used in investing activities was primarily related to laboratory and computer equipment purchases.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $21,722,000 for the year ended December 31, 2021, as compared with $16,131,000 for the year ended December 31, 2020. The increase in cash provided by financing activities was primarily due to the net proceeds received by the Company from capital raising activities and warrant exercises.

Off-Balance Sheet Arrangements

In connection with certain license agreements, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 9 to our consolidated financial statements for further discussion of these indemnification agreements.

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

Stockholders and Board of Directors

Phio Pharmaceuticals Corp.

Marlborough, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Phio Pharmaceuticals Corp. (the “Company”) and subsidiary as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for warrants issued as part of equity offering

As described in Note 10 to the consolidated financial statements, the Company completed a private placement offering in January 2021 that included the issuance of common stock and warrants to purchase common stock. The warrants were evaluated for proper classification on the consolidated balance sheet and it was determined that the warrants issued in this equity offering should be classified within stockholders’ equity.

We identified the accounting for warrants issued as part of the equity offering in January 2021 as a critical audit matter. Our principal considerations included the existence of accounting complexities related to certain provisions of the warrant agreements, including provisions of cash settlement and derivative elements. Auditing these elements required especially challenging auditor judgement and significant audit effort as well as the need for specialized knowledge and skill assessing these elements of the agreement.

The primary procedures we performed to address this critical audit matter included:

•	Reading the agreements related to the warrants issued along with management’s technical accounting memo to understand the facts and circumstances within the warrant agreements and other assumptions impacting the determination of warrant classification.

•	Utilizing personnel with specialized knowledge and skill in debt and equity accounting to evaluate the appropriateness of management’s interpretation on how to apply the relevant accounting guidance for the classification of the warrants issued, including the evaluation of derivative characteristics and the terms associated with the Company’s control that could require cash settlement of the warrants.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2011.

Boston, Massachusetts

March 22, 2022

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$24,057	$14,244
Restricted cash	50	50
Prepaid expenses and other current assets	620	870
Total current assets	24,727	15,164
Right of use asset, net	283	400
Property and equipment, net	133	157
Other assets	27	18
Total assets	$25,170	$15,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283	$728
Accrued expenses	2,660	1,352
Lease liability	125	116
Total current liabilities	3,068	2,196
Lease liability, net of current portion	170	295
Long-term debt	–	231
Total liabilities	3,238	2,722
Commitments and contingencies (Footnote 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 13,534,996 and 5,780,973 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	138,831	116,629
Accumulated deficit	(116,900)	(103,613)
Total stockholders’ equity	21,932	13,017
Total liabilities and stockholders’ equity	$25,170	$15,739

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Twelve Months Ended December 31,
	2021	2020
Operating expenses:
Research and development	$8,886	$3,716
General and administrative	4,625	5,077
Total operating expenses	13,511	8,793
Operating loss	(13,511)	(8,793)
Other income (expense)
Gain on extinguishment of debt	233	–
Interest (expense) income, net	(9)	(1)
Total other income (expense)	224	(1)
Loss before income taxes	(13,287)	(8,794)
Provision for income taxes	–	–
Net loss	$(13,287)	$(8,794)
Net loss per share:
Basic and diluted	$(1.04)	$(1.92)
Weighted average number of common shares outstanding
Basic and diluted	12,830,809	4,587,346

 See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	669,433	$1	$100,566	$(94,819)	$5,748
Cash in lieu of fractional shares for 1:55 reverse stock split	(1,364)	–	(15)	–	(15)
Issuance of common stock under employee stock purchase plan	153	–	1	–	1
Issuance of common stock and warrants in connection with registered direct and private placement offerings, net of offering costs	1,910,120	–	4,994	–	4,994
Issuance of common stock, pre-funded warrants and warrants in connection with underwritten public offering, net of offering costs	993,633	–	7,093	–	7,093
Issuance of common stock upon the exercise of warrants	2,205,663	–	3,856	–	3,856
Issuance of common stock upon vesting of restricted stock units	3,335	–	(2)	–	(2)
Stock-based compensation expense	–	–	136	–	136
Net loss	–	–	–	(8,794)	(8,794)
Balance at December 31, 2020	5,780,973	1	116,629	(103,613)	13,017
Issuance of common stock, pre-funded warrants and warrants in connection with private placement, net of offering costs	4,420,863	–	12,669	–	12,669
Issuance of common stock in registered direct offering, net of offering costs	2,246,784	–	6,908	–	6,908
Issuance of common stock upon the exercise of warrants	1,083,321	–	2,146	–	2,146
Issuance of common stock upon vesting of restricted stock units	3,055	–	(1)	–	(1)
Stock-based compensation expense	–	–	480	–	480
Net loss	–	–	–	(13,287)	(13,287)
Balance at December 31, 2021	13,534,996	$1	$138,831	$(116,900)	$21,932

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Twelve Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,287)	$(8,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	72
Non-cash lease expense	117	111
Non-cash stock-based compensation	480	136
Forgiveness of debt	(233)	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	241	(554)
Accounts payable	(445)	(81)
Accrued expenses and other liabilities	1,310	415
Lease liability	(116)	(107)
Net cash used in operating activities	(11,858)	(8,802)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(51)	(19)
Net cash used in investing activities	(51)	(19)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	19,577	12,088
Net proceeds from the exercise of warrants	2,146	3,856
Proceeds from debt	–	231
Cash paid in lieu of fractional shares for 1:55 reverse stock split	–	(15)
Payments of taxes for net share settled restricted stock unit issuances	(1)	(2)
Payments of capital lease obligations less than one year	–	(27)
Net cash provided by financing activities	21,722	16,131
Net increase in cash and restricted cash	9,813	7,310
Cash and restricted cash at the beginning of period	14,294	6,984
Cash and restricted cash at the end of period	$24,107	$14,294
Supplemental disclosure of cash flow information:
Interest paid	$8	$6

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is seeking to address the biggest challenges in immuno-oncology by creating new pathways to a cancer-free future for patients. We are developing therapeutics that leverage our INTASYL™ technology to target both tumor and immune cells by regulating genes to strengthen a patient’s immune system while weakening tumor defense mechanisms. With our INTASYL self-delivering RNAi technology, we aim to bring the benefits of RNA therapeutics into cancer care where other modalities may fall short.

Our operations are being conducted in accordance with guidance provided by the World Health Organization, the Center for Disease Control and governmental authorities, including the implementation of safety measures such as working remotely and flexible scheduling. We expect to continue following these safety measures and may take further actions as we require, as government authorities require or recommend, or as we determine to be in the best interests of our employees.

As a result of the coronavirus pandemic, certain of our third-party providers on which we rely have seen impacts to their operations. The Company had and continues to undertake efforts to mitigate potential future impacts by identifying and engaging alternative third-party providers to limit the impact of potential delays on our program’s anticipated timelines. However, the continued impacts to these third-party providers, including, for example, limited availability of certain services and supplies, began significantly affecting our operations in the second quarter of 2021, which resulted in delays to the start of our clinical trials. If measures to overcome the pandemic are insufficient, it could further reduce or delay the availability of supplies and services that we purchase and rely on, which may in turn further slow or delay our preclinical and clinical activities.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, certain prior year amounts have been reclassified for consistency with the current year presentation. The Company made an adjustment to the consolidated statements of operations to reflect patent costs within general and administrative operating expenses in the consolidated statements of operations. The reclassification increased general and administrative operating expenses and reduced research and development operating expenses by $715,000 for the year ended December 31, 2020. This reclassification had no effect on total operating expenses, net loss, net loss per share and had no impact on the Company’s consolidated balance sheets, statement of stockholders’ equity and statement of cash flows for the prior year period.

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

Restricted Cash

Restricted cash consists of certificates of deposit held by financial institutions as collateral for the Company’s corporate credit cards. The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	December 31,
	2021	2020
Cash	$24,057	$14,244
Restricted cash	50	50
Cash and restricted cash shown in the statement of cash flows	$24,107	$14,294

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances in several accounts with a financial institution that management believes is creditworthy, which at times are in excess of federally insured limits. These accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives of the related assets. The Company provides for depreciation over the assets’ estimated useful lives as follows:

Computer equipment	3 years
Machinery & equipment	5 years
Furniture & fixtures	5 years
Leasehold improvements	5 years

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever an event occurs or change in circumstances that the related carrying amounts may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The Company believes no impairment existed as of December 31, 2021 or 2020.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for restricted cash, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The Company follows the provisions of the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for the Company’s financial assets and liabilities that are re-measured and reported at fair value each reporting period and are re-measured and reported at fair value at least annual using a fair value hierarchy that is broken down into three levels. Level inputs are defined as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

For the years ended December 31, 2021 and 2020, the Company categorized its restricted cash of $50,000 as Level 2 hierarchy. The assets classified as Level 2 have initially been valued at the applicable transaction price and subsequently valued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events.

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

Lease liabilities and the corresponding right of use assets are recorded based on the present value of lease payments to be made over the lease term. The discount rate used to calculate the present value is the rate implicit in the lease, or if not readily determinable, the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right of use asset may be required for items such as initial direct costs or incentives received. Lease payments on operating leases, including scheduled increases, are recognized on a straight-line basis over the expected term of the lease. Lease payments on financing leases are recognized using the effective interest method.

Debt

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the coronavirus pandemic. The CARES Act is an emergency economic stimulus package passed in response to the coronavirus outbreak that includes, but is not limited to, provisions providing aid to small businesses in the form of loans and grants and numerous tax provisions including, certain payroll tax benefits, changes to the net operating loss rules and changes to the business interest expense deduction rules. In May 2020, the Company received loan proceeds pursuant to the Paycheck Protection Program (the “PPP”) offered under the CARES Act, and the loan was subsequently forgiven in February 2021. Outside of the PPP, the Company has not utilized the other CARES Act loan programs and tax provisions, such as certain payroll tax benefits.

The Company followed the guidance under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 470, “Debt” (“ASC 470”) in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of the PPP loan proceeds received and accrued interest over the term of the loan. Upon loan forgiveness, the Company recognized the extinguishment of the liability in the consolidated statement of operations as a gain on extinguishment of debt.

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

Collaborative Arrangements

The Company follows the provisions of the FASB ASC Topic 808, “Collaborative Arrangements,” (“Topic 808”) when collaboration agreements involve joint operating activities in which both parties are active participants and that are also both exposed to significant risks and rewards. The Company also considers the guidance in the FASB ASC Topic 606, “Revenue from Contracts with Customers,” (“Topic 606”) in determining the appropriate treatment for activities between the Company and its collaborative partners that are more reflective of a vendor-customer relationship and therefore, within the scope of Topic 606. Under Topic 808, the Company determines an appropriate recognition method, either by analogy to appropriate accounting literature or by applying a reasonable accounting policy election. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development activities, are recorded as increases or decreases to research and development expense.

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are, therefore, expensed as general and administrative costs as incurred.

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

Income Taxes

The Company recognizes assets or liabilities for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with the FASB ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Those temporary differences referred to as deferred tax assets and liabilities are determined at the end of each period using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established if, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The provision for income taxes, if any, represents the tax payable for the period and the change in deferred income tax assets and liabilities during the period.

Immaterial Revision

In 2021, the Company completed an Internal Revenue Code Section 382 analysis of its historical net operating loss carry-forward amount. As a result, the prior year net operating loss carry-forward was determined to be limited. See Note 13 Income Taxes, for further details.

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

3. Liquidity and Going Concern

The Company has reported recurring losses from operations since its inception and expects to continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been from sales of its securities. The Company’s ability to continue to fund its operations is dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain its operations. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations or seek to merge with or to be acquired by another company.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”). The amendments in the updates are intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including within an interim period. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

5. Property and Equipment

The following table summarizes the Company’s major classes of property and equipment:

	December 31,
	2021	2020
Computer equipment	$108	$195
Machinery & equipment	1,035	992
Furniture & fixtures	49	46
Leasehold improvements	46	46
Total gross fixed assets	1,238	1,279
Less: accumulated depreciation and amortization	(1,105)	(1,122)
Property and equipment, net	$133	$157

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $75,000 and $72,000, respectively.

6. Accrued Expenses

Accrued expenses consist of the following, in thousands:

	December 31,
	2021	2020
Compensation and benefits	$572	$618
Professional fees	102	81
Research and development costs	1,986	549
Other	–	104
Total accrued expenses and other current liabilities	$2,660	$1,352

7. Leases

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

The lease for our corporate headquarters represents substantially all of our significant lease obligations. The amounts reported in the consolidated balance sheets for operating leases in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	December 31, 2021	December 31, 2020
Assets
Right of use asset	$283	$400
Liabilities
Lease liability, current	125	116
Lease liability, non-current	170	295
Total lease liability	$295	$411
Lease Term and Discount Rate
Weighted average remaining lease term	2.25	3.25
Weighted average discount rate	4.70%	4.70%

Operating lease costs included in operating expense were $132,000 and $132,000 for the years ended December 31, 2021 and 2020, respectively. Short-term lease costs were not material for the years ended December 31, 2021 and 2020.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s consolidated balance sheets and included within changes in the lease liability in the operating activities of our consolidated statement of cash flows was $131,600 and $127,800 for the years ended December 31, 2021 and 2020, respectively.

Future lease payments for our non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2021 is as follows, in thousands:

2022	$135
2023	140
2024	35
Total lease payments	310
Less: Imputed interest	(15)
Total operating lease liabilities (includes current portion)	$295

8. Debt

In May 2020, the Company received loan proceeds in the amount of $231,252 from Bank of America, N.A., as lender, pursuant to the PPP under the CARES Act. The PPP loan had a maturity date of May 11, 2022, interest at a rate of 1% per year and monthly principal and interest payments that were deferred to the date that the Small Business Administration (the “SBA”) remitted the borrower’s loan forgiveness amount to the lender. When applying for the PPP loan, the Company carefully assessed the requirements for application under the program and believed that the loan was necessary to support its operations. The loans under the PPP may be forgiven if used for eligible purposes, including payroll, benefits, rent and utilities.

The Company followed the guidance under ASC 470 in assessing the accounting for the PPP loan proceeds. Per ASC 470, the Company recorded a liability on the balance sheet for the full amount of PPP loan proceeds received and accrued interest over the term of the loan. The Company believed it used the loan proceeds for eligible purposes and applied for full loan forgiveness. In February 2021, the SBA approved the Company’s application for full loan forgiveness, and the full amount of the PPP loan was remitted to the lender for forgiveness. Upon loan forgiveness, the Company recognized a gain on the extinguishment of debt of $233,000 for the loan proceeds received and interest accrued in the consolidated statements of operations for the year ended December 31, 2021.

9. Commitments and Contingencies

License Commitments

The Company acquires assets under development and enters into research and development arrangements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon approval of the product for marketing by a regulatory agency. In certain agreements, the Company is required to make royalty payments based upon a percentage of the sales of the products licensed pursuant to such agreements. Because of the contingent nature of these payments, they are not included in the table of contractual obligations shown below. During the years ended December 31, 2021 and 2020, the Company did not trigger any milestone payments.

The Company’s contractual license obligations that will require future cash payments as of December 31, 2021 are as follows, in thousands:

Year Ending December 31,
2022	$100
2023	100
2024	100
2025	100
2026	100
Thereafter	300
Total	$800

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

10. Stockholders’ Equity

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

Warrants

The Company first assesses the warrants it issues under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether they are within the scope of ASC 480. As there were no instances outside of the Company’s control that could require cash settlement of the warrants issued in the Private Placement and Offering, as well as warrants issued in the Company’s prior financing transactions, the Company’s outstanding warrants are outside the scope of ASC 480.

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

The following table summarizes the Company’s outstanding equity-classified warrants at December 31, 2021:

	Exercise	Expiration	Balance December 31,	Warrants	Warrants	Warrants	Balance December 30,
Description	Price	Date	2020	Issued	Exercised	Expired	2021
December 2016 Warrants	$495.00	12/21/2021	23,233	–	–	(23,233)	–
April 2018 Warrants	$173.25	5/31/2023	20,599	–	–	–	20,599
April 2018 Placement Agent Warrants	$223.00	4/9/2023	1,373	–	–	–	1,373
October 2018 Warrants	$10.45	10/3/2025	389,610	–	–	–	389,610
October 2018 Underwriter Warrants	$13.06	10/1/2023	29,220	–	–	–	29,220
November 2019 Placement Agent Warrants	$6.875	11/18/2024	13,636	–	–	–	13,636
February 2020 Registered Direct Warrants	$8.71	8/6/2025	197,056	–	–	–	197,056
February 2020 Placement Agent Warrants	$11.0375	2/4/2025	14,779	–	–	–	14,779
February 2020 Warrants	$4.00	2/13/2025	1,326,500	–	–	–	1,326,500
February 2020 Underwriter Warrants	$5.00	2/11/2025	150,000	–	–	–	150,000
April 2020 Warrants	$2.21	10/2/2025	1,284,798	–	(856,532)	–	428,266
April 2020 Placement Agent Warrants	$2.9188	3/31/2025	128,480	–	(86,724)	–	41,756
January 2021 Pre-Funded Warrants	$0.001	No expiration	–	140,065	(140,065)	–	–
January 2021 Warrants	$3.00	7/27/2026	–	3,420,696	–	–	3,420,696
January 2021 Placement Agent Warrants	$3.8375	7/27/2026	–	342,070	–	–	342,070
February 2021 Placement Agent Warrants	$4.275	2/12/2026	–	168,509	–	–	168,509
			3,579,284	4,071,340	(1,083,321)	(23,233)	6,544,070

The Company received net proceeds of $2,146,000 and $3,856,000 from the exercise of warrants during the years ended December 31, 2021 and 2020, respectively.

Of the warrants exercised during the year ended December 31, 2020, 428,266 of the Company’s April 2020 Warrants were exercised via a cashless exercise transaction and as a result a total of 225,796 shares of common stock were issued. There were no such cashless exercises of warrants during the year ended December 31, 2021.

11. Net Loss per Share

The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	December 31,
	2021	2020
Options to purchase common stock	2,499	2,570
Unvested restricted stock units	367,101	9,699
Warrants to purchase common stock	6,544,070	3,579,284
Total	6,913,670	3,591,553

12. Stock-based Compensation

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

As of December 31, 2021, there were an aggregate of 1,267,675 shares of common stock reserved under the 2020 Plan, including 2,499 shares subject to outstanding stock options and 367,101 shares subject to unvested restricted stock units (“RSUs”) and 894,227 shares available for future grants. RSUs granted by the Company to employees vest annually over 3 years after the grant date, stock options granted by the Company to employees generally vest annually over 4 years after the grant date and, in the instance of stock options, expire within ten years of issuance.

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

The following table summarizes the activity of the Company’s RSUs for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2020	9,699	$19.97
Granted	360,750	2.94
Vested	(3,348)	22.67
Forfeited	–	–
Unvested units at December 31, 2021	367,101	$3.21

Stock-based compensation expense related to RSUs was $443,000 and $85,000 for the years ended December 31, 2021 and 2020, respectively.

The aggregate fair value of awards that vested during the year ended December 31, 2021 was $9,400, which represents the market value of the Company’s common stock on the date that the RSUs vested.

As of December 31, 2021, the compensation expense for all unvested RSUs in the amount of approximately $770,000 will be recognized in the Company’s results of operations over a weighted average period of 2.03 years.

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

The Company did not grant stock options during the years ended December 31, 2021 and December 31, 2020. The following table summarizes the activity of the Company’s stock option plan for the year ended December 31, 2021:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2020	2,570	$3,334.06
Granted	–	–
Exercised	–	–
Cancelled	(71)	946.27
Balance at December 31, 2021	2,499	$3,401.90	5.39 years	$–
Exercisable at December 31, 2021	2,153	$3,932.78	5.20 years	$–

Stock-based compensation expense related to stock options for the years ended December 31, 2021 and 2020 was $37,000 and $51,000, respectively.

As of December 31, 2021, the compensation expense for all unvested stock options in the amount of approximately $21,000 will be recognized in the Company’s results of operations over a weighted average period of 0.58 years.

There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the years ended December 31, 2021 and 2020, in thousands:

	December 31,
	2021	2020
Research and development	$117	$22
General and administrative	363	114
Total stock-based compensation	$480	$136

13. Income Taxes

The provisions for income taxes for the years ended December 31, 2021 and 2020 are as follows, in thousands:

	Years Ended December 31,
	2021	2020
Current
Federal	$–	$–
State	–	–
Total current	–	–
Deferred
Federal	(3,016)	9,780
State	(1,329)	5,548
Total deferred	(4,345)	15,328
Valuation allowance	4,345	(15,328)
Total provision for income taxes	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	8.5	6.7
Non-deductible expenses	0.2	(0.5)
Income tax credits	4.3	2.1
Valuation allowance	(34.0)	(29.3)
Effective tax rate	0.0%	0.0%

The Company recognizes deferred tax assets and liabilities to reflect the tax effects of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

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

The components of the Company’s deferred tax assets are as follows, in thousands:

	Years Ending December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$10,150	$6,355
Tax credit carryforwards	946	–
Stock-based compensation	1,363	1,374
Licensing deduction deferral	2,018	2,376
Lease liability	79	111
Other timing differences	169	196
Deferred tax assets	14,725	10,412
Deferred tax liabilities:
Right of use asset	(76)	(108)
Deferred tax liability	(76)	(108)
Valuation allowance	(14,649)	(10,304)
Net deferred tax asset	$–	$–

The Company evaluated the realizability of its net deferred tax assets and concluded that, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, a valuation allowance against 100% of its deferred tax assets has been recorded. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets.

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $42,900,000 and state net operating loss carryforwards of approximately $18,100,000 to reduce future taxable income. The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws. Under current federal income tax law, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but are limited to 80% of taxable income. As of December 31, 2021, approximately $42,579,000 of our federal net operating loss carryforwards will carryforward indefinitely, while the remaining federal net operating loss of $321,000 will begin to expire in 2031, unless previously utilized. The Company’s state tax loss carryforwards will begin to expire in 2038, unless previously utilized. In addition, the Company had federal and state research and development credits of approximately $573,000 and $472,000, respectively, which will begin to expire in 2042. Based on an assessment of all available evidence, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a full deferred income tax valuation allowance has been recorded against these assets.

Ownership changes may limit the amount of net operating loss carryforwards or research and development tax credit carryforwards that can be utilized to offset future taxable income or tax liability. In general, an ownership change, as defined by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced a change of control, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 and 383 of the Code. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

During 2021, the Company completed an assessment of the available net operating loss and tax credit carryforwards under Section 382 and 383 and determined that the Company underwent six ownership changes during the period from 2012 to 2021. As a result, net operating loss and tax credit carryforwards attributable to the pre-ownership changes are subject to substantial annual limitations under Section 382 and 383 of Code due to the ownership changes. The Company has adjusted its net operating loss and tax credit carryforwards to address the impact of the ownership changes. This resulted in a reduction of available federal and state net operating loss carryforwards of approximately $55,000,000 and $70,000,000, respectively, which related to the years ended December 31, 2020 and prior. This also resulted in a reduction of federal and state tax credit carryforwards of approximately $1,400,000 and $700,000, respectively, related to the years ended December 31, 2020 and prior. Accordingly, the net operating loss and tax credit carryforwards presented above for the year ending December 31, 2020 were reduced by $15,952,000 and $2,017,000, respectively, with a corresponding reduction to the valuation allowance of $17,969,000.

The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. The Company follows a more-likely-than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. The guidance relates to, amongst other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to uncertain tax positions are recorded as tax expense. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known. The Company has not recorded any uncertain tax positions as of December 31, 2021 or 2020. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expenses.

The Company files income tax returns in the United States, Massachusetts and New Jersey. The Company is subject to tax examinations for federal and state purposes for tax years 2013 through 2021.

14. Collaboration and License Agreements

In March 2021, the Company entered into a clinical development collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer. Under the collaboration, the companies will develop a T cell-based therapy using PH-762 and AgonOx’s “double positive” TIL (“DP TIL”) technology. Per the terms of the clinical development agreement, AgonOx will receive financial support from Phio to conduct a clinical trial with AgonOx’s DP TIL technology and PH-762. Phio will be entitled to certain future development milestones and sales-based royalty payments from AgonOx’s DP TIL technology. The Company did not provide financial support to AgonOx, nor has Phio received milestone or sales-based royalty payments from AgonOx under this agreement in 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management, with the participation of our Chief Executive Officer (who is also acting as our principal financial officer) and our Principal Accounting Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K provides only management’s report. As a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information required by this Item will be incorporated by reference to the information contained in our Definitive Proxy Statement to be filed no later than 120 days after the fiscal year end of December 31, 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Our consolidated financial statements are set forth in Item 8 to this Annual Report on Form 10-K.

Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

Exhibits

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amendment and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Amended and Restated Bylaws of Phio Pharmaceutical Corp.	Current Report on Form 8-K (File No. 001-36304)	October 13, 2020

4.1	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

4.2	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

4.3	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	September 28, 2018

4.4	Form of Underwriter Warrant.	Current Report on Form 8-K (File No. 001-36304)	October 5, 2018

4.5	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2019

4.6	Form of Warrant	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

4.7	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.8	Form of Underwriter Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.9	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

4.10	Form of Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

4.11	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 17, 2021

4.12	Description of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.**	Annual Report on Form 10-K (File. 001-36304)	March 26, 2020

10.1	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Advirna, LLC, effective as of September 24, 2011.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.2	Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan.*	Registration Statement on Form S-8 (File No. 333-251670)	December 23, 2020

10.3	Form of Restricted Stock Unit Award under the Company’s 2020 Long Term Incentive Plan.*	Annual Report on Form 10-K (File. 001-36304)	March 25, 2021

10.4	Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan.*	Quarterly Report on Form 10-Q (File No. 001-36304)	November 12, 2019

10.5	Form of Restricted Stock Unit Award under the Company’s 2012 Long Term Incentive Plan.*	Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177498)	December 29, 2011

10.6	Form of Incentive Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.7	Form of Non-Qualified Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.8	RXi Pharmaceuticals Corporation Employee Stock Purchase Plan.*	Registration Statement on Form S-8 (File No. 333-277013)	August 24, 2018

10.9	Form of Indemnification Agreement.*	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012

10.10	Employment Agreement, dated April 24, 2017, between RXi Pharmaceuticals Corporation and Gerrit Dispersyn, Dr. Med. Sc.*	Post-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-214199)	May 4, 2017

10.11	Lease Agreement dated December 17, 2013 between RXi Pharmaceuticals Corporation and 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC.	Current Report on Form 8-K (File No. 000-54910)	December 20, 2013

10.12	First Amendment to Lease dated January 22, 2019.	Current Report on Form 8-K (File No. 001-36304)	January 28, 2019

10.13	Purchase Agreement, dated as of August 7, 2019 by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2019

10.14	First Amendment to Purchase Agreement by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Registration Statement on Form S-1 (File No. 333-233584)	August 30, 2019

10.15	Registration Rights Agreement, dated as of August 7, 2019, by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2019

10.16	Securities Purchase Agreement, dated February 4, 2020, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

10.17	Securities Purchase Agreement, dated March 31, 2020, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

10.18	Securities Purchase Agreement, dated January 21, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

10.19	Registration Rights Agreement, dated January 21, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

10.20	Securities Purchase Agreement, dated February 12, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	February 17, 2021

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm.**

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer.**

32.1	Sarbanes-Oxley Action Section 906 Certification of Principal Executive Officer and Principal Financial Officer.**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

 _________________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
+	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None.

47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHIO PHARMACEUTICALS CORP.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer (as Principal Executive and Financial Officer)

Date: March 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gerrit Dispersyn Gerrit Dispersyn, Dr. Med. Sc.	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 22, 2022

/s/ Caitlin Kontulis Caitlin Kontulis	Vice President of Finance and Administration and Secretary (Principal Accounting Officer)	March 22, 2022

/s/ Robert J. Bitterman Robert J. Bitterman	Director	March 22, 2022

/s/ Geert Cauwenbergh Geert Cauwenbergh, Dr. Med. Sc.	Director	March 22, 2022

/s/ H. Paul Dorman H. Paul Dorman	Director	March 22, 2022
/s/ Robert L. Ferrara Robert L. Ferrara	Director	March 22, 2022

/s/ Jonathan E. Freeman Jonathan E. Freeman, Ph.D.	Director	March 22, 2022

/s/ Curtis A. Lockshin Curtis A. Lockshin, Ph.D.	Director	March 22, 2022

48