Form 10-K/A
period 2021-12-31
Phio Pharmaceuticals Corp.
filed 2022-04-29
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2022, the registrant had 13,658,722 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this amendment (the “Amendment”) is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from the Annual Report on Form 10-K of Phio Pharmaceuticals Corp. for the fiscal year ended December 31, 2021 (the “Annual Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022, in reliance on General Instruction G(3) to Form 10-K, which provides for the incorporation by reference of certain provisions of a registrant’s definitive proxy statement into its Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety, for the purpose of adding new certifications by our principal executive officer and principal financial officer filed herewith. Except as otherwise expressly set forth in this Amendment, no portion of the Annual Report filed on March 22, 2022 is being amended or updated by this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and with our filings with the SEC subsequent to the Annual Report.

Unless otherwise noted, (1) the term “Phio” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and (2) the terms “Company,” “we,” “us” and “our” refer to the ongoing business operations of Phio and MirImmune, LLC, whether conducted through Phio or MirImmune, LLC.

1

PART III

Item 10. Executive Officers and Corporate Governance.

Board of Directors

The size of the Board is currently set at eight directors. Biographical and other information regarding our directors, whose terms expire at the 2022 Annual Meeting of Stockholders, is set forth below.

Director Name and Year First Became a Director	Age	Position(s) with the Company

Robert J. Bitterman (2012)	71	Chairman of the Board of Directors
Patricia A. Bradford (2022)	71	Director
Geert Cauwenbergh, Dr. Med. Sc. (2012)	68	Director
Gerrit Dispersyn, Dr. Med. Sc. (2020)	47	President, Chief Executive Officer and Director
H. Paul Dorman (2013)	85	Director
Robert L. Ferrara (2019)	71	Director
Jonathan E. Freeman, Ph.D. (2017)	54	Director
Curtis A. Lockshin, Ph.D. (2013)	61	Director

Robert J. Bitterman has served as a member and the Chairman of our Board since 2012. Mr. Bitterman served as the President and Chief Executive Officer of Cutanea Life Sciences, Inc., a private company he founded in 2005 that focused on developing innovative technologies to treat diseases and disorders of the skin and subcutaneous tissue, until its acquisition by Biofrontera, Inc., USA in March 2019. Prior to his role at Cutanea Life Sciences, Inc., Mr. Bitterman also held the position of President and Chief Executive Officer of Isolagen, Inc., President and General Manager of Dermik Laboratories and various positions of increasing responsibility in financial and commercial capacities within Aventis S.A. Mr. Bitterman holds an A.B. degree in Economics from The College of the Holy Cross and a Master of Business Administration degree from Boston University. He also holds a Doctor of Humane Letters (Honoris Causa) from the New York College of Podiatric Medicine. Our Governance and Nominating Committee believes that Mr. Bitterman is qualified to serve as a member of our Board of Directors due to his executive leadership and his experience in the pharmaceutical industry.

Patricia A. Bradford has served as a member of our Board since April 27, 2022. Ms. Bradford served as Senior Vice President Global Human Resources at Unisys Corporation, a global information technology solutions company, where her total service at Unisys spanned from 1982 until her retirement in 2013. Ms. Bradford strategically globally led all human resource programs and initiatives including talent management at multiple levels of the organization, strengthening the global management team. Ms. Bradford’s roles at Unisys progressively included all areas of Human Resources, including an overseas assignment at the Unisys European headquarters where she provided human resources leadership to the region. Prior to Unisys, Ms. Bradford was employed by Deloitte, an audit, consulting, tax, and advisory services firm, from 1978 to 1982. Ms. Bradford currently maintains a consulting practice focused on individual coaching for senior executives and high potential employees recommended by management. Ms. Bradford received a B.S. degree with an emphasis on accounting and statistics from Walsh College and is a Certified Public Accountant. Our Governance and Nominating Committee believes that Ms. Bradford is qualified to serve as a member of our Board of Directors due to her executive leadership experience, global business perspective, and financial background.

Geert Cauwenbergh, Dr. Med. Sc. Has served as a member of our Board since April 2012. He served as our President and Chief Executive Officer from April 2012 to November 2018, and as our Chief Executive Officer from November 2018 until his retirement in March 2019. Dr. Cauwenbergh served as Chairman and Chief Executive Officer of RHEI Pharmaceuticals, Inc., a private company that develops and commercializes proprietary drug therapies, from 2008 to 2011. In 2001, Dr. Cauwenbergh founded Barrier Therapeutics, Inc., a biopharmaceutical company focused on dermatology drug development, until its acquisition by Stiefel Laboratories, Inc. in 2008. Prior to Barrier Therapeutics, Inc. Dr. Cauwenbergh was employed by Johnson & Johnson for 23 years where he held a number of ascending senior management positions. He currently serves as a director of Legacy Health Care (Switzerland). Dr. Cauwenbergh received his Doctorate in Medical Sciences from the Catholic University of Leuven, Faculty of Medicine (Belgium), where he also completed his masters and undergraduate work. Our Governance and Nominating Committee believes that Dr. Cauwenbergh is qualified to serve as a member of our Board of Directors due to his executive leadership and extensive knowledge and experience in the biotechnology industry.

Gerrit Dispersyn, Dr. Med. Sc. Has served as a member of our Board since October 2020. He joined the Company in April 2017 as our Chief Development Officer and became our President and Chief Executive Officer in March 2019. From 2014 to April 2017, Dr. Dispersyn was the Vice President, Global Head of Clinical Affairs at Integra LifeSciences Corporation, a world leader in medical technology. Prior to assuming this role, Dr. Dispersyn held the position of Vice President, Program Management & Clinical Affairs from 2008 to 2014. In these positions, Dr. Dispersyn was responsible for the global strategy and execution of clinical and product development, clinical operations and medical affairs projects. He received his Doctorate in Medical Sciences from Maastricht University, Faculty of Medicine (Netherlands), a post-graduate degree in Biomedical Imaging and a Master of Science degree in Biochemistry, both from the University of Antwerp, Belgium. Our Governance and Nominating Committee believes that Dr. Dispersyn is qualified to serve as a member of our Board of Directors due to his leadership role as the President and Chief Executive Officer of our Company and his extensive knowledge and experience in the biotechnology industry.

H. Paul Dorman has served as a member of our Board since April 2013. Mr. Dorman currently serves as the Chairman and CEO of DFB Pharmaceuticals, a holdings company specializing in investing in and operating pharmaceutical businesses. From 1990 to 2012, Mr. Dorman also served as the Chairman and CEO of DPT Laboratories, a contract manufacturer and developer of pharmaceutical products. Prior to acquiring DPT, Mr. Dorman was employed by Johnson & Johnson for 12 years, where he served in various positions, including Vice President and as a member of the board of directors of several Johnson & Johnson companies. Prior to Johnson & Johnson, Mr. Dorman was employed by Baxter-Travenol, a large pharmaceuticals company. Mr. Dorman holds a B.S. degree in Mechanical Engineering from Tulane University and a Juris Doctor of Law from Loyola University. Our Governance and Nominating Committee believes that Mr. Dorman is qualified to serve as a member of our Board of Directors due to his executive leadership and business experience in the pharmaceutical industry.

Robert L. Ferrara has served as a member of our Board since October 2019. He most recently served as the Chief Financial Officer of Cutanea Life Sciences, Inc., a private company focused on developing innovative technologies to treat diseases and disorders of the skin and subcutaneous tissue, from January 2012 to June 2019. Prior to Cutanea, Mr. Ferrara served as the Chief Financial Officer of Storeroom Solutions Inc., a venture capital financed, technology enhanced, integrated supply chain solutions company, from 2004 to 2011, and NER Data Products, Inc., an IT service management company, from 2000 to 2003, as well as holding other senior level financial positions in national and international public companies in the greater Philadelphia area. Mr. Ferrara received a B.S. in Accounting from Lehigh University and is a Certified Public Accountant. Our Governance and Nominating Committee believes that Mr. Ferrara is qualified to serve as a member of our Board of Directors due to his financial expertise and his extensive experience in both publicly traded and venture capital backed companies in a variety of industries, including the life sciences.

Jonathan E. Freeman, Ph.D. has served has a member of our Board since June 2017. Dr. Freeman currently serves as the Chief Operating Officer of Anthos Therapeutics Inc., a clinical-stage biopharmaceutical company developing therapies for cardiovascular patients. Anthos Therapeutics Inc. was launched by Novartis and Blackstone Life Sciences, a private investment firm, where Dr. Freeman has also served as a Senior Advisor since July 2018. From 2017 to June 2018, Dr. Freeman held the position of Chief Business Officer of Vedanta Biosciences, a clinical-stage company developing therapies for immune-mediated diseases. Prior to his role with Vedanta Biosciences, Dr. Freeman was the Senior Vice President of Strategy and Portfolio Management and Head of Business Development and Licensing at Merck KgaA, a leading science and technology company, from 2008 to 2016. Dr. Freeman received a Ph.D. in Molecular Pharmacology and Drug Metabolism from the Imperial Cancer Research Fund (now CRUK), an M.A. and First Class Honours in Biochemistry from Cambridge University and a MBA with a finance major from Webster, St. Louis. Our Governance and Nominating Committee believes that Dr. Freeman is qualified to serve as a member of our Board of Directors due to his executive leadership and his background in immunology.

Curtis A. Lockshin, Ph.D. has served as a member of our Board since April 2013. Dr. Lockshin currently serves as the Chief Scientific Officer of Xenetic Biosciences, Inc., a biopharmaceutical company focused on the development of novel oncology therapeutics. Prior to this appointment, Dr. Lockshin served as Xenetic Biosciences, Inc.’s Vice President of Research and Operations from March 2014 to January 2017. From July 2016 to December 2016, Dr. Lockshin served as Chief Technical Officer of VBI Vaccines, Inc., a company developing vaccines in infectious disease and immuno-oncology. VBI Vaccines, Inc. merged with SciVac Therapeutics, Inc. and its subsidiary SciVac, Ltd., a commercial-stage biologics and vaccine company, in July 2016 where Dr. Lockshin had served as its Chief Executive Officer and director since September 2014. Since May 2013, Dr. Lockshin has also served as President and Chief Executive Officer of Guardum Pharmaceuticals, LLC, a private pharmaceutical company. Dr. Lockshin holds a S.B. degree in Life Sciences and a Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology. Our Governance and Nominating Committee believes that Dr. Lockshin is qualified to serve as a member of our Board of Directors due to his scientific background, his significant industry knowledge and management experience.

Executive Officers

As of the date of this Amendment, we have only one executive officer, Gerrit Dispersyn, who serves as our President and Chief Executive Officer. Certain biographical information regarding Dr. Dispersyn is set forth above. There are no family relationships among any of our directors or executive officers.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Ferrara (Chairman) and Dorman and Dr. Freeman. All members of the Audit Committee satisfy the current independence and experience requirements of Rule 10A-3 of the Exchange Act and the current Nasdaq independence standards, and the Board has determined that Mr. Ferrara is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, as well as other corporate governance materials, is located on our website at www.phiopharma.com. Waivers of our Code of Business Conduct and Ethics may only be granted by the Board or our Governance and Nominating Committee. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

Our named executive officer with respect to the fiscal year ended December 31, 2021 is Gerrit Dispersyn, Dr. Med. Sc., who serves as our principal executive officer and principal financial officer.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officer during the years ended December 31, 2021 and 2020.

Name and principal position	Year	Salary ($)	Option awards ($)(1)	Stock awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)
Gerrit Dispersyn, Dr. Med. Sc.	2021	403,390	–	210,826	136,688	575	751,479
President and Chief Executive Officer	2020	386,614	–	–	196,000	528	583,142

(1)	The amounts shown reflect the grant date fair value of stock options and restricted stock units computed in accordance with ASC 718 for the indicated year.
(2)	The amounts shown reflect the annual cash bonus earned for performance for each respective year under the Company’s Incentive Bonus Program. The annual cash bonus for fiscal years 2021 and 2020 was paid in March of the subsequent year, respectively.
(3)	Represents amounts for the dollar value of life insurance premiums paid.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards as of December 31, 2021 for our named executive officer:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not Vested ($)(1)
Gerrit Dispersyn,	4/24/2017	173	–	357.50	4/24/2027	–	–	–	–
Dr. Med. Sc.(2)	8/1/2018	218	73	98.45	8/1/2028	–	–	–	–
	8/1/2018							73	73
	2/13/2019	–	–	–	–	–	–	500	500
	10/24/2019	–	–	–	–	–	–	3,706	3,706
	3/1/2021	–	–	–	–	–	–	68,450	68,450

(1)	Value is based on the closing price of $1.00 of the Company’s common stock on December 31, 2021.
(2)	The equity award granted to Dr. Dispersyn in 2017 vested in equal monthly installments over four years. The equity awards granted to Dr. Dispersyn from 2017 to 2020 vest in equal annual installments over four years and the equity awards granted to Dr. Dispersyn subsequent to 2020 vest in equal annual installments over three years.

Nonqualified Deferred Compensation Earnings

We do not have any nonqualified deferred compensation plans.

Base Salary

Effective February 25, 2021, the Compensation Committee approved an increase in Dr. Dispersyn’s base salary from $392,000 to $405,000. When reviewing and approving our executive compensation arrangements, the Compensation Committee considers a number of factors, not limited to: the performance of the executive officer to the Company’s overall performance, the performance of the executive officer against the Company’s corporate objectives, the executive officer’s skills, experience and qualifications in their role, review of compensation surveys and market compensation data. These factors provide the framework for decisions regarding the compensation for each executive officer. No single factor is determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable.

Incentive Compensation

Annual Incentive

During 2021, Dr. Dispersyn was eligible to receive an annual incentive bonus of up to 50% of base salary based upon the achievement of pre-established corporate performance goals. Annual bonuses are based on the achievement of corporate goals typically comprised of a mix of product development, financial, business development, investor relations and intellectual property related performance objectives. The corporate goals are approved by the Board of Directors on an annual basis at the start of each year. Dr. Dispersyn’s bonus is solely based on the level of achievement of the corporate goals. The Compensation Committee reviewed our achievements against these corporate goals and their assessment of the goals and recommended funding was recommended to our full Board for approval. After analyzing the Company’s performance and achievement of corporate goals, the Board of Directors approved an annual incentive bonus of $136,688 for Dr. Dispersyn.

Equity Incentive

We maintain our 2020 Long Term Incentive Plan (“2020 Plan”) pursuant to which we currently grant restricted stock unit awards to eligible participants. Dr. Dispersyn received a grant of restricted stock units under this plan in 2021 as disclosed in the Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End table above.

Employment and Change of Control Agreements

The following provides descriptions of the employment agreements currently in effect for our named executive officers:

Gerrit Dispersyn, Dr. Med. Sc.

We entered into an employment agreement with Dr. Dispersyn effective April 24, 2017 as our Chief Development Officer. As Chief Development Officer, Dr. Dispersyn was entitled to receive an initial base salary of $285,000 per annum, as well as a performance bonus of up to 30% of his base salary, subject to the achievement of performance goals to be established annually. In connection with Dr. Dispersyn’s appointment to Chief Development Officer, he received a stock option entitling him to purchase 173 shares of the Company’s Common Stock, which was subject to vesting in equal monthly installments over four years following the date of grant.

On March 1, 2019, Dr. Dispersyn was appointed as the Company’s President and Chief Executive Officer. As President and Chief Executive Officer, Dr. Dispersyn was entitled to an initial base salary of $380,000 per annum, as well as a performance bonus of up to 50% of his base salary, subject to the achievement of performance goals to be established annually. As a one-time award in connection with his appointment on March 1, 2019, Dr. Dispersyn received a restricted stock unit award giving him the conditional right to receive 7,413 shares of Company common stock, which is subject to vesting in equal annual installments over four years. The award was subject to the Company’s stockholders’ approving an increase in the number of shares available for issuance under the Company’s 2012 Long Term Incentive Plan (“2012 Plan”), which occurred on October 24, 2019. Outside of the above-mentioned changes, Dr. Dispersyn’s employment agreement dated April 24, 2017 continues to remain in full force and effect.

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

Director Compensation

Non-Employee Director Compensation Policy

We compensate our non-employee directors for their service as a member of our Board. Each non-employee director is entitled to receive an annual cash retainer of $27,500. The chairs of our Board and Audit Committee are entitled to receive an additional annual cash retainer of $15,000, the chair of the Compensation Committee is entitled to receive an additional cash retainer of $5,000 and the chair of the Governance and Nominating Committee is entitled to receive an additional annual cash retainer of $7,500.

The Compensation Committee and the Board reassess the appropriate level of equity compensation for non-employee directors on an annual basis. The Compensation Committee and the Board determined to award 10,000 restricted stock units to each non-employee director which vest in full on the one-year anniversary of the respective date of grant.

Non-employee directors are also reimbursed for their travel and reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings and in attending continuing education seminars, to the extent that attendance is required by the Board or the committee(s) on which that director serves.

Our Board periodically reviews our director compensation program and may revise the compensation arrangements for our directors from time to time.

Non-Employee Director Compensation Table

The following table shows the compensation to the Company’s non-employee directors in fiscal year 2021. We compensate our non-employee directors for their service as a member of our Board. As our only director who is also an employee, Dr. Dispersyn receives no separate compensation for Board service. Dr. Dispersyn’s compensation is set forth in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Robert J. Bitterman	47,500	30,800	78,300
Geert Cauwenbergh, Dr. Med. Sc.	27,500	30,800	58,300
H. Paul Dorman	27,500	30,800	58,300
Robert L. Ferrara	42,500	30,800	73,300
Jonathan E. Freeman, Ph.D.	27,500	30,800	58,300
Curtis A. Lockshin, Ph.D.	35,000	30,800	65,800

(1)	This column represents the total grant date fair value, computed in accordance with ASC 718, of restricted stock units granted during fiscal year 2021 for each director.
(2)	The restricted stock units granted to non-employee directors vest one year from the date of grant.

As of December 31, 2021, the aggregate number of shares underlying stock options and restricted stock units by our non-employee directors is as follows: Robert J. Bitterman — 22 option awards and 10,000 restricted stock units, Geert Cauwenbergh, Dr. Med. Sc.— 709 option awards and 10,096 restricted stock units, H. Paul Dorman — 19 option awards and 10,000 restricted stock units, Robert L. Ferrara — 10,000 restricted stock units, Jonathan E. Freeman, Ph.D. — 6 option awards and 10,000 restricted stock units, and Curtis A. Lockshin, Ph.D. — 19 option awards and 10,000 restricted stock units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of our outstanding common stock for (i) each of our directors, (ii) each of our “named executive officers,” as defined in the Executive Officers section below, (iii) all of our directors and executive officers as a group and (iv) persons known to us to beneficially own more than 5% of our outstanding common stock. The following information is presented as of March 31, 2022 or such other date as may be reflected below.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 31, 2022, or within 60 days of March 31, 2022, are deemed outstanding for the purpose of computing the percentage ownership of each person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number (1)	Percent of Class(2)
Greater than 5% Holders
Intracoastal Capital LLC(3)	811,832	5.7%
Directors and Named Executive Officers:
Gerrit Dispersyn, Dr. Med. Sc.(4)	38,907	*
Robert J. Bitterman (5)	15,848	*
Patricia A. Bradford	–	*
Geert Cauwenbergh, Dr. Med. Sc.(6)	23,348	*
H. Paul Dorman(7)	10,389	*
Robert Ferrara	13,000	*
Jonathan E. Freeman, Ph.D. (8)	10,370	*
Curtis A. Lockshin, Ph.D. (9)	10,385	*
All current directors and executive officers as a group (seven persons)	122,247	*

*	Indicates less than 1%.
(1)	Represents shares of common stock held as of March 31, 2022 plus shares of common stock that may be acquired upon the exercise of options and warrants within 60 days of March 31, 2022.
(2)	Based on 13,658,722 shares of common stock that were issued and outstanding as of March 31, 2022. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 31, 2022, or within 60 days of March 31, 2022, are treated as outstanding only when determining the ownership and voting power for each person (or all directors and executive officers as a group).
(3)	Based solely on information set forth in a Schedule 13G/A filed with the SEC on February 11, 2022 by Intracoastal Capital LLC (“Intracoastal”), Mitchell P. Kopin (“Mr. Kopin”) and Daniel B. Asher (“Mr. Asher”). Each of Intracoastal, Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership of 811,832 shares of Common Stock consisting of (i) 214,133 shares of Common Stock issuable upon exercise of a warrant held by Intracoastal, (ii) 231,250 shares of Common Stock issuable upon exercise of a second warrant held by Intracoastal and (iii) 366,449 shares of Common Stock issuable upon exercise of a third warrant held by Intracoastal. The foregoing excludes (i) 55,492 shares of Common Stock issuable upon exercise of a fourth warrant held by Intracoastal and (ii) 4,099 shares of Common Stock issuable upon exercise of a fifth warrant held by Intracoastal because such warrants contain a blocker provision under which the holder thereof does not have the right to exercise such warrant to the extent that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 4.99% of the Common Stock. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business office of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.
(4)	Includes 391 stock options exercisable within 60 days of March 31, 2022.
(5)	Includes 22 stock options exercisable within 60 days of March 31, 2022.
(6)	Includes 613 stock options exercisable within 60 days of March 31, 2022.
(7)	Includes 19 stock options exercisable within 60 days of March 31, 2022.
(8)	Includes 6 stock options exercisable within 60 days of March 31, 2022.
(9)	Includes 19 stock options exercisable within 60 days of March 31, 2022.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2021, about the securities authorized for issuance under our equity compensation plans, which consisted of our 2020 Plan and our 2013 Employee Stock Purchase Plan. Upon adoption of the 2020 Plan, shares that remained available for grant under our prior 2012 Plan and shares that were subject to outstanding awards under the 2012 Plan were included in the authorized shares available for grant under the 2020 Plan. Further, upon adoption of the 2020 Plan, the Company no longer grants new equity awards under the 2012 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	369,600	$3,401.90	894,227
Equity compensation plans not approved by security holders	–	–	–
Total	369,600	$3,401.90	894,227

___________________

(1)	Includes options outstanding representing 2,499 shares of common stock under the 2020 Plan. Also includes 367,101 restricted stock units subject to the 2020 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board has a policy to review and approve all transactions with directors, officers and holders of more than 5% of our voting securities and their affiliates. The policy provides that, prior to Board consideration of a transaction with such a related party, the material facts as to the related party’s relationship or interest in the transaction must be disclosed to the Board, and the transaction will not be considered approved by the Board unless a majority of the directors who are not interested in the transaction (if applicable) approve the transaction. Furthermore, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction must be disclosed to the stockholders, who must approve the transaction in good faith.

In March 2019, the Company entered into a consulting agreement with Dr. Cauwenbergh, one of our directors, which was subsequently renewed for successive one-year terms. No consulting fees were paid to Dr. Cauwenbergh in 2021. Outside of the Company’s consulting agreement with Dr. Cauwenbergh, since the past two years, there has not been, nor is there currently proposed, any transaction or series of related transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which the other parties included or will include any of our directors, executive officers, holders of 5% or more of our voting securities, or any member of the immediate family of any of the foregoing persons, other than compensation arrangements with directors and executive officers, which are described where required in Item 11, Executive Compensation of this Amendment.

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

Director Independence

We believe that the Company benefits from having a strong and independent Board. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company that would affect his or her exercise of independent judgment. On an annual basis, the Board reviews the independence of all directors under the applicable Nasdaq listing standards. The Company also considers each director’s affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. Based on this review, the Board has made an affirmative determination that all directors are independent, other than our President and Chief Executive Officer, Dr. Dispersyn.

In addition, Nasdaq listing standards require that, subject to specified exceptions, each member of our Audit, Compensation and Governance and Nominating Committees be independent and that our Audit Committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Our Board has determined that our current directors, Messrs. Ferrara and Dorman and Dr. Freeman, members of the Audit Committee, Messrs. Bitterman and Ferrara and Dr. Lockshin, members of the Compensation Committee, and Drs. Lockshin and Freeman and Messr. Dorman, members of the Governance and Nominating Committee, are independent under the applicable Nasdaq listing standards and the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed and expected to be billed to the Company by BDO USA, LLP (“BDO”), our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2021 and 2020. All fees incurred in fiscal years 2021 and 2020 for services rendered by BDO were approved in accordance with the pre-approval policies and procedures described below.

	2021	2020
Audit Fees	$187,352	$246,494
Audit-Related Fees	–	–
Tax Fees	36,250	–
All Other Fees	–	–
Total All Fees:	$223,602	$246,494

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

Pre-Approval Policies and Procedures

The Audit Committee reviews and pre-approves all audit and non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the auditor’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

Reference is made to our consolidated financial statements included under Item 8 of Part II in the Annual Report filed with the SEC on March 22, 2022.

Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

Exhibits

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amendment and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Amended and Restated Bylaws of Phio Pharmaceutical Corp.	Current Report on Form 8-K (File No. 001-36304)	October 13, 2020

4.1	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

4.2	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 11, 2018

4.3	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	September 28, 2018

4.4	Form of Underwriter Warrant.	Current Report on Form 8-K (File No. 001-36304)	October 5, 2018

4.5	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2019

4.6	Form of Warrant	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

4.7	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.8	Form of Underwriter Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.9	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

4.10	Form of Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

4.11	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 17, 2021

4.12	Description of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.	Annual Report on Form 10-K (File. 001-36304)	March 26, 2020

10.1	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Advirna, LLC, effective as of September 24, 2011.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.2	Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan.*	Registration Statement on Form S-8 (File No. 333-251670)	December 23, 2020

10.3	Form of Restricted Stock Unit Award under the Company’s 2020 Long Term Incentive Plan.*	Annual Report on Form 10-K (File. 001-36304)	March 25, 2021

10.4	Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan.*	Quarterly Report on Form 10-Q (File No. 001-36304)	November 12, 2019

10.5	Form of Restricted Stock Unit Award under the Company’s 2012 Long Term Incentive Plan.*	Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177498)	December 29, 2011

10.6	Form of Incentive Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.7	Form of Non-Qualified Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.*	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.8	RXi Pharmaceuticals Corporation Employee Stock Purchase Plan.*	Registration Statement on Form S-8 (File No. 333-277013)	August 24, 2018

10.9	Form of Indemnification Agreement.*	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012

10.10	Employment Agreement, dated April 24, 2017, between RXi Pharmaceuticals Corporation and Gerrit Dispersyn, Dr. Med. Sc.*	Post-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-214199)	May 4, 2017

10.11	Lease Agreement dated December 17, 2013 between RXi Pharmaceuticals Corporation and 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC.	Current Report on Form 8-K (File No. 000-54910)	December 20, 2013

10.12	First Amendment to Lease dated January 22, 2019.	Current Report on Form 8-K (File No. 001-36304)	January 28, 2019

10.13	Purchase Agreement, dated as of August 7, 2019 by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2019

10.14	First Amendment to Purchase Agreement by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Registration Statement on Form S-1 (File No. 333-233584)	August 30, 2019

10.15	Registration Rights Agreement, dated as of August 7, 2019, by and between Phio Pharmaceuticals Corp. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K (File No. 001-36304)	August 9, 2019

10.16	Securities Purchase Agreement, dated February 4, 2020, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

10.17	Securities Purchase Agreement, dated March 31, 2020, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

10.18	Securities Purchase Agreement, dated January 21, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

10.19	Registration Rights Agreement, dated January 21, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

10.20	Securities Purchase Agreement, dated February 12, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	February 17, 2021

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm.	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer.	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer.**

32.1	Sarbanes-Oxley Action Section 906 Certification of Principal Executive Officer and Principal Financial Officer.	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022

101.INS	Inline XBRL Instance Document.	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).	Annual Report on Form 10-K (File. 001-36304)	March 22, 2022

 _________________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
+	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHIO PHARMACEUTICALS CORP.

By:	/s/ Gerrit Dispersyn
Gerrit Dispersyn, Dr. Med. Sc.
President and Chief Executive Officer (as Principal Executive and Financial Officer)

Date: April 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gerrit Dispersyn Gerrit Dispersyn, Dr. Med. Sc.	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	April 29, 2022

/s/ Caitlin Kontulis Caitlin Kontulis	Vice President of Finance and Administration and Secretary (Principal Accounting Officer)	April 29, 2022

/s/ Robert J. Bitterman Robert J. Bitterman	Director	April 29, 2022

/s/ Geert Cauwenbergh Geert Cauwenbergh, Dr. Med. Sc.	Director	April 29, 2022

/s/ H. Paul Dorman H. Paul Dorman	Director	April 29, 2022

/s/ Robert L. Ferrara Robert L. Ferrara	Director	April 29, 2022

/s/ Jonathan E. Freeman Jonathan E. Freeman, Ph.D.	Director	April 29, 2022

/s/ Curtis A. Lockshin Curtis A. Lockshin, Ph.D.	Director	April 29, 2022

