Form 10-Q
period 2022-09-30
Phio Pharmaceuticals Corp.
filed 2022-11-10
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Registrant’s telephone number, including area code: (508) 767-3861

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

As of November 4, 2022, Phio Pharmaceuticals Corp. had 13,667,973 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2022

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$14,484	$24,057
Restricted cash	50	50
Prepaid expenses	843	620
Total current assets	15,377	24,727
Right of use asset, net	192	283
Property and equipment, net	198	133
Other assets	24	27
Total assets	$15,791	$25,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$543	$283
Accrued expenses	1,519	2,660
Lease liability	132	125
Total current liabilities	2,194	3,068
Lease liability, net of current portion	70	170
Total liabilities	2,264	3,238
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 13,667,973 and 13,534,996 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	139,175	138,831
Accumulated deficit	(125,649)	(116,900)
Total stockholders’ equity	13,527	21,932
Total liabilities and stockholders’ equity	$15,791	$25,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$2,508	$2,673	$5,398	$6,661
General and administrative	1,063	1,066	3,334	3,400
Total operating expenses	3,571	3,739	8,732	10,061
Operating loss	(3,571)	(3,739)	(8,732)	(10,061)
Total other (expense) income, net	(5)	(3)	(17)	225
Net loss	$(3,576)	$(3,742)	$(8,749)	$(9,836)
Net loss per common share:
Basic	$(0.26)	$(0.28)	$(0.64)	$(0.78)
Diluted	$(0.26)	$(0.28)	$(0.64)	$(0.78)
Weighted average number of common shares outstanding
Basic	13,662,857	13,534,560	13,628,931	12,593,569
Diluted	13,662,857	13,534,560	13,628,931	12,593,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	13,534,996	$1	$138,831	$(116,900)	$21,932
Issuance of common stock upon vesting of restricted stock units	155,317	–	–	–	–
Shares withheld for payroll taxes	(31,591)	–	(25)	–	(25)
Stock-based compensation expense	–	–	186	–	186
Net loss	–	–	–	(2,642)	(2,642)
Balance at March 31, 2022	13,658,722	1	138,992	(119,542)	19,451
Stock-based compensation expense	–	–	83	–	83
Net loss	–	–	–	(2,531)	(2,531)
Balance at June 30, 2022	13,658,722	1	139,075	(122,073)	17,003
Issuance of common stock upon vesting of restricted stock units	12,773	–	–	–	–
Shares withheld for payroll taxes	(3,522)	–	(3)	–	(3)
Stock-based compensation expense	–	–	103	–	103
Net loss	–	–	–	(3,576)	(3,576)
Balance at September 30, 2022	13,667,973	$1	$139,175	$(125,649)	$13,527

For the Three and Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	5,780,973	$1	$116,629	$(103,613)	$13,017
Issuance of common stock, pre-funded warrants and warrants in connection with private placement, net of offering costs	4,420,863	–	12,669	–	12,669
Issuance of common stock in registered direct offering, net of offering costs	2,246,784	–	6,908	–	6,908
Issuance of common stock upon the exercise of warrants	1,083,321	–	2,146	–	2,146
Issuance of common stock upon vesting of restricted stock units	2,570	–	–	–	–
Shares withheld for payroll taxes	(122)	–	–	–	–
Stock-based compensation expense	–	–	67	–	67
Net loss	–	–	–	(3,407)	(3,407)
Balance at March 31, 2021	13,534,389	1	138,419	(107,020)	31,400
Stock-based compensation expense	–	–	132	–	132
Net loss	–	–	–	(2,687)	(2,687)
Balance at June 30, 2021	13,534,389	1	138,551	(109,707)	28,845
Issuance of common stock upon vesting of restricted stock units	346	–	–	–	–
Shares withheld for payroll taxes	(43)	–	–	–	–
Stock-based compensation expense	–	–	143	–	143
Net loss	–	–	–	(3,742)	(3,742)
Balance at September 30, 2021	13,534,692	$1	$138,694	$(113,449)	$25,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,749)	$(9,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	55
Non-cash lease expense	91	87
Non-cash stock-based compensation	372	342
Forgiveness of debt	–	(233)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(220)	(10)
Accounts payable	260	(406)
Accrued expenses	(1,141)	711
Lease liability	(93)	(97)
Net cash used in operating activities	(9,424)	(9,387)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(121)	(51)
Net cash used in investing activities	(121)	(51)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	–	19,577
Net proceeds from the exercise of warrants	–	2,146
Payment of taxes for net share settled restricted stock unit issuances	(28)	–
Net cash (used in) provided by financing activities	(28)	21,723
Net (decrease) increase in cash and restricted cash	(9,573)	12,285
Cash and restricted cash at the beginning of period	24,107	14,294
Cash and restricted cash at the end of period	$14,534	$26,579

The following table provides a reconciliation of cash and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals above:

	September 30,
	2022	2021
Cash	$14,484	$26,529
Restricted cash	50	50
Total cash and restricted cash	$14,534	$26,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Nature of Operations

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) strives to address the biggest challenges in immuno-oncology by working to create new pathways to a cancer-free future for patients. We are developing therapeutics that leverage our INTASYL™ technology to target both tumor and immune cells by regulating genes to strengthen a patient’s immune system while weakening tumor defense mechanisms. With our INTASYL self-delivering RNAi technology, we aim to bring the benefits of RNA therapeutics to the treatment of cancer where other modalities may be ineffective.

The Company continues to respond to and monitor the ongoing coronavirus pandemic. The Company’s corporate headquarters and research facility have seen limited impact and, during the three and nine months ended September 30, 2022, continued to operate with safety measures in place for the health and well-being of its employees, such as working remotely and flexible scheduling, in accordance with guidance from federal, state and local authorities. The Company believes that the coronavirus pandemic has not had a significant impact on its financial condition and results of operations for the three and nine months ended September 30, 2022. However, the extent to which the coronavirus pandemic may materially impact our financial results and operations will depend on a number of factors, including the availability of supplies and services we rely on, the ability to enroll subjects in our clinical trials, the emergence of variant strains of the coronavirus, the development, availability, and public acceptance of effective treatments and vaccines, and the duration of the coronavirus pandemic, which remain difficult to predict and are highly uncertain.

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

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures included in the Company’s annual financial statements have been condensed or omitted. Additionally, certain prior year amounts have been reclassified for consistency with the current year presentation. The Company made an adjustment to reflect patent costs within general and administrative operating expenses in the condensed consolidated statements of operations. The reclassification increased general and administrative operating expenses and reduced research and development operating expenses by $134,000 for the three months ended September 30, 2021 and by $430,000 for the nine months ended September 30, 2021. This reclassification had no effect on total operating expenses, net loss, net loss per common share and had no impact on the Company’s condensed consolidated balance sheets, statement of stockholders’ equity and statement of cash flows for the prior year period.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Phio and its wholly-owned subsidiary, MirImmune, LLC. All material intercompany accounts have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas subject to estimates and judgement include, among others, those related to the fair value of equity awards, accruals for research and development expenses, useful lives of property and equipment, income taxes, and our valuation allowance on our deferred tax assets. On an ongoing basis, we evaluate our estimates and base our estimates on historical experience and other relevant assumptions that we believe are reasonable under the circumstances, including as a result of new information that may emerge concerning the coronavirus pandemic and the ongoing conflict between Russia and Ukraine. Actual results could differ materially from these estimates.

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

At September 30, 2022 and December 31, 2021, the Company categorized its restricted cash of $50,000 as Level 2 hierarchy. The assets classified as Level 2 have initially been valued at the applicable transaction price and subsequently valued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events.

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

The lease for our corporate headquarters represents all of our significant lease obligations. The amounts reported in the condensed consolidated balance sheets for operating leases in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	September 30, 2022	December 31, 2021
Assets
Right of use asset	$192	$283
Liabilities
Lease liability, current	132	125
Lease liability, non-current	70	170
Total lease liability	$202	$295
Lease Term and Discount Rate
Weighted average remaining lease term	1.50	2.25
Weighted average discount rate	4.70%	4.70%

Operating lease costs included in operating expense were $33,000 for the three months ended September 30, 2022 and 2021, respectively. Operating lease costs included in operating expense were $99,000 for the nine months ended September 30, 2022 and 2021, respectively.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of our condensed consolidated statements of cash flows was $34,000 and $44,000 for the three months ended September 30, 2022 and 2021, respectively. Cash paid for the nine months ended September 30, 2022 and 2021 was $101,000 and $110,000, respectively.

Future lease payments for our non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of September 30, 2022 is as follows, in thousands:

2022 (remaining)	$34
2023	140
2024	35
Total lease payments	209
Less: Imputed interest	(7)
Total operating lease liabilities (includes current portion)	$202

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

The following table summarizes the Company’s outstanding equity-classified warrants at September 30, 2022:

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

No warrants were exercised during the three months ended September 30, 2022 and 2021 and during the nine months ended September 30, 2022. The Company received net proceeds of $2,146,000 from the exercise of warrants during the nine months ended September 30, 2021.

7. Net Loss per Common Share

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2022	2021
Options to purchase common stock	1,708	2,499
Unvested restricted stock units	684,201	367,533
Warrants to purchase common stock	6,544,070	6,567,303
Total	7,229,979	6,937,335

8. Stock-based Compensation

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) or as inducement grants issued outside of the 2020 Plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of certain service requirements. Upon vesting, each outstanding RSU will be settled for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The fair value of the RSUs awarded are based upon the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2021	367,101	$3.21
Granted	695,000	0.86
Vested	(168,090)	3.30
Forfeited	(209,810)	1.57
Unvested units at September 30, 2022	684,201	$1.30

Stock-based compensation expense related to RSUs was $98,000 and $132,000 for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense related to RSUs was $359,000 and $313,000 for the nine months ended September 30, 2022 and 2021, respectively.

The aggregate fair value of awards that vested during the nine months ended September 30, 2022 and 2021 was $138,000 and $9,000, respectively, which represents the market value of the Company’s common stock on the date that the RSUs vested.

As of September 30, 2022, the compensation expense for all unvested RSUs in the amount of approximately $677,000 will be recognized in the Company’s results of operations over a weighted average period of 1.86 years.

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

The Company did not grant stock options during the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	2,499	$3,401.90	$–
Granted	–	–	–
Exercised	–	–	–
Cancelled	(791)	6,856.25	–
Balance at September 30, 2022	1,708	$1,802.14	$–
Exercisable at September 30, 2022	1,708	$1,802.14	$–

Stock-based compensation expense related to stock options for the three months ended September 30, 2022 and 2021 was $5,000 and $11,000, respectively. Stock-based compensation expense related to stock options for the nine months ended September 30, 2022 and 2021 was $13,000 and $29,000, respectively.

As of September 30, 2022, the compensation expense for all unvested stock options was recognized in the Company’s results of operations.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$54	$36	$163	$80
General and administrative	49	107	209	262
Total stock-based compensation	$103	$143	$372	$342

9. Collaboration Agreements

In March 2021, the Company entered into a clinical co-development collaboration agreement with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer. Under the clinical development agreement, the companies are working to develop a T cell-based therapy using the Company’s lead product candidate, PH-762, and AgonOx’s “double positive” TIL (“DP TIL”) technology. Per the terms of the clinical development agreement, the Company committed to make future payments of up to $4,000,000 to reimburse AgonOx for expenses incurred to support a clinical trial with AgonOx’s DP TIL technology and PH-762. The Company will recognize its share of costs arising from research and development activities performed by AgonOx in the Company’s financial statements in the period AgonOx incurs such expense. Phio will be entitled to certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology.

During the three and nine months ended September 30, 2022 and 2021, the Company did not incur research and development expense under the clinical development agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Risks that could cause actual results to vary from expected results expressed in our forward-looking statements include, but are not limited to, the impact to our business and operations by the ongoing coronavirus pandemic, military conflict between Ukraine and Russia, inflationary pressures, rising interest rates, recession fears, the development of our product candidates, our ability to execute on business strategies, our ability to develop our product candidates with collaboration partners, and the success of any such collaborations, the timeline and duration for advancing our product candidates into clinical development, results from our preclinical and clinical activities, the timing or likelihood of regulatory filings and approvals, the success of our efforts to commercialize our product candidates if approved, our ability to manufacture and supply our product candidates for clinical activities, and for commercial use if approved, the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platform, and our ability to obtain future financing. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors” and in other filings the Company periodically makes with the SEC. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report except as required by law.

Overview

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) strives to address the biggest challenges in immuno-oncology by working to create new pathways to a cancer-free future for patients. We are developing therapeutics that leverage our INTASYL™ technology to target both tumor and immune cells by regulating genes to strengthen a patient’s immune system while weakening tumor defense mechanisms. With our INTASYL self-delivering RNAi technology, we aim to bring the benefits of RNA therapeutics to the treatment of cancer where other modalities may be ineffective.

We are developing a pipeline of immuno-oncology therapies using our INTASYL technology, which are designed to attack cancers in multiple ways. Our INTASYL-based therapeutics are designed to: (1) directly modify cells in the tumor microenvironment (the “TME”) to weaken a tumor’s defense mechanisms and (2) strengthen immune cells, including those administered as part of adoptive cell therapy (“ACT”). We believe these two strategies will allow for multiple therapeutic applications of our INTASYL products.

In contrast to other RNA technologies and platforms, we believe the self-delivering nature of our INTASYL platform makes it ideally suited for direct therapeutic use, as well as for use with ACT treatments. Multiple inhibitory mechanisms restrain immune cells from effectively eradicating tumors, including immune checkpoints and reduced cell fitness and cell persistence. The immunosuppressive TME can pose a formidable barrier to immune cell infiltration and function. By using INTASYL-based therapeutics administered directly, we believe we can reprogram cells in the TME to help overcome these immunosuppressive mechanisms. Furthermore, by using our INTASYL technology during the manufacturing of ACT cell products we believe we can improve the characteristics and function of these cells, potentially leading to better therapeutic outcomes.

Direct Therapeutic Use of INTASYL

Cancer cells have evolved natural defenses that can suppress the immune system surrounding the tumor, an area called the TME, which decreases the effectiveness of many traditional immunotherapies. Reprogramming different cell types in the TME, such as cancer cells and immune cells, may overcome these natural tumor defenses and decrease resistance to immunotherapy. An optimal treatment therapy should have the ability to address targets both inside and on the surface of tumor and immune cells, creating multiple ways to prevent tumors from evading immune detection. Our INTASYL compounds can target both intracellular and extracellular genes and are being developed for use as direct therapeutics to reprogram the TME, including by local administration and activation of immune cells in the TME, and/or lowering the tumor cell’s defenses. Therefore, we believe INTASYL-based therapeutics can be a novel way of fighting cancer by reprogramming the cells in the TME to make cancer more responsive to a patient’s immune system and to other anti-cancer drugs.

Our lead product candidate, and our most advanced program in human clinical trials being developed by us in our direct therapeutic programs, is PH-762. PH-762 is an INTASYL compound designed to activate immune cells to better recognize and kill cancer cells by reducing the expression of the checkpoint protein PD-1, a clinically validated target for immunotherapy. Checkpoint proteins, such as PD-1, normally act as a type of “off switch” that prevent T cells, which are immune cells that protect the body from cancer cells and infections, from attacking certain cells in the body, such as cancer cells. The expression of PD-1 enables the cancer cell to evade the T cell. Reducing the expression of PD-1 can thereby reduce the ability of cancer cells to avoid T cell detection.

We have shown that we can reprogram the TME with PH-762 and achieve local activation of immune cells. Preclinical studies conducted by us demonstrated that local administration of PH-762 through intratumoral injection resulted in potent anti-tumoral effects. Treated animals showed a complete and statistically significant inhibition of tumor growth, whereas placebo treated animals displayed exponential tumor growth. In vivo data has shown that intratumoral treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Furthermore, on-target activity was supported by modulation of immune cell populations toward anti-tumor phenotypes. Importantly, local administration of PH-762 resulted in activity against distant untreated tumors, indicative of a systemic anti-tumor response. We believe these data further support the potential for PH-762 to provide a strong local immune checkpoint blockade without the dose immune-related adverse effects seen with systemic antibody therapy.

In January 2022, we were granted clinical trial authorization by the French National Agency for the Safety of Medicines and Health Products to proceed with our first in-human clinical trial for PH-762 to treat subjects with melanoma at the Gustave Roussy Institute, one of the largest cancer centers in Europe. This first clinical trial with PH-762 is a Phase 1b study to evaluate the safety, tolerability, pharmacokinetics and anti-tumor activity of PH-762 in a neoadjuvant setting in subjects with advanced melanoma. Currently, there are no neoadjuvant treatment options approved for these subjects. The clinical trial features a dose escalation of PH-762 monotherapy with a maximum of 5 dose escalation cohorts and up to a maximum of 21 subjects. Subjects eligible for enrollment include those with Stage IIIB/IIIC or Stage IV resectable oligometastatic melanoma. Enrolled subjects receive a weekly dose of PH-762 for four weeks and receive surgical resection surgery of their tumor(s) four weeks after treatment with PH-762. The clinical trial design allows for a data driven evaluation of the recommended Phase 2 dose. We have initiated dosing of subjects and the site is open for continued enrollment. We anticipate top-line data from the first group of subjects in the first quarter of 2023, however, the impact of the ongoing coronavirus pandemic on the enrollment of subjects in the clinical trial is not yet known and highly difficult to predict; and therefore, may result in delays to our expected timelines.

Our second direct therapeutic product candidate is PH-894. PH-894 is an INTASYL compound designed to silence the epigenetic protein BRD4, which is an intracellular regulator of gene expression that impacts cell differentiation, and hence, cell function. Like other epigenetic targets, BRD4 is a protein that has been shown to be difficult to target with current drug modalities. Since BRD4 is an intracellular protein, antibody therapies cannot be used and small molecule inhibitors tested to date typically lack the required specificity.

We have presented data demonstrating that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells, and in various cancer cells. Data published with PH-894 in a hepatocellular carcinoma model demonstrated potent and statistically significant anti-tumoral effects when administered locally. These data show that our PH-894 compound can reprogram T cells and other cells in the TME to provide enhanced therapeutic activity. Similar to PH-762, we have shown that local administration of PH-894 in vivo has resulted in a systemic anti-tumor response. After local administration of PH-894 in in vivo studies conducted in colon and liver cancer models, strong anti-tumor activity was seen in directly treated and in distant untreated tumors. Additionally, PH-894 enhanced the anti-tumor activity of systemic anti-PD-1 antibody therapy for both the locally treated tumors and the untreated tumors. With these data, there is potential for PH-894 to be used in treating patients who do not respond to anti-PD-1 therapy, or with patients who progress after initially responding to such therapy. PH-894 demonstrates the power of our INTASYL compounds to modulate the expression of intracellular and/or commonly considered “undruggable” targets, a limitation for small molecule and antibody therapies. We currently expect to finalize IND-enabling studies for PH-894 in the fourth quarter of 2022.

Use of INTASYL To Improve Adoptive Cell Therapy Products

ACT consists of the administration of immune cells with antitumor properties to patients to fight cancer after growing the cells in a lab to large numbers. There are several types of ACT, including: (1.) non-engineered cell therapy in which immune cells are grown from the patient’s tumor or blood, such as tumor infiltrating lymphocytes (“TILs”), or from donor blood or tissue such as natural killer (“NK”) cells, dendritic cells or macrophages and (2.) genetically engineered immune cells that are genetically modified to recognize specific tumor proteins and to remain in an activated state (such as T cell receptor technology, chimeric antigen receptor (“CAR”) T cells, or CAR-NK cells).

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

Our lead product candidate, and our most advanced program being developed by us in ACT, is PH-762. Data has demonstrated that PH-762 silences PD-1 checkpoint expression in T cells, thereby removing the “off switch” and enabling T cells to overcome tumor resistance mechanisms, which improves their ability to destroy tumor cells. Preclinical studies have shown that PH-762 can silence the expression of PD-1 in target human T cells in a potent and durable manner and can increase their tumor cell-killing ability. Patient derived T cells treated with PH-762, in comparison to untreated T cells, were shown to have increased tumor killing potency against tumor cells of the same patient. As a result, we believe that PH-762 in ACT is well-positioned to enhance therapeutic responses in cancer patients.

In March 2021, we entered into a clinical co-development collaboration agreement (the “Clinical Agreement”) with AgonOx, Inc. (“AgonOx”) to develop novel T cell-based therapies using PH-762 and AgonOx’s “double positive” TIL (“DP TIL”) technology. AgonOx has demonstrated that its DP TIL enriched cell populations have increased tumor killing activity when compared to TILs that were not enriched prior to expansion. Further, preclinical data from our research collaboration with AgonOx has shown that treating DP TILs with PH-762 increases the tumor killing activity of the DP TILs even further (a two-fold increase). As a result, we expect the use of PH-762 treated DP TILs to enhance therapeutic responses in cancer patients. Based on these data, our collaboration with AgonOx will focus on conducting a clinical trial for PH-762 treated DP TILs. Under the Clinical Agreement, we will provide financial support of up to $4 million to AgonOx to conduct a clinical trial in ACT with their DP TIL technology and PH-762. We will be entitled to certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology. Financial support to AgonOx under the Clinical Agreement has not yet commenced. We expect to initiate the clinical trial evaluating the use of PH-762 and DP TILs in ACT in the fourth quarter of 2022.

Our second product candidate in development for use in ACT is PH-894. As our INTASYL compounds can address intracellular as well as extracellular gene targets with a high level of specificity, we believe there is potential for PH-894 to play a role in boosting the potency of the next generation of T cell products to enhance ACT for solid tumors, and without using genetic manipulation. PH-894 has been shown to improve T cell function and persistence by differentiating T cells into a more active state (stem-cell like memory phenotype). Recent preclinical data was presented showing that silencing BRD4 with PH-894 may be used to improve the characteristics of CAR-T cell products during the activation and expansion phases of the cell manufacturing process. These data demonstrate that PH-894 could enhance the activity of CAR-T cells by improving the quality of the final CAR-T cell product by overcoming immunosuppression, reversing exhaustion, and preserving the characteristics associated with cell persistence.

Impact of the Coronavirus Pandemic

We continue to respond to and monitor the ongoing coronavirus pandemic. Our corporate headquarters and research facility have seen limited impact and, during the three and nine months ended September 30, 2022, continued to operate with safety measures in place for the health and well-being of our employees, such as working remotely and flexible scheduling, in accordance with guidance from federal, state and local authorities. We believe that that coronavirus pandemic has not had a significant impact on our financial condition and results of operations for the three and nine months ended September 30, 2022.

However, the extent to which the coronavirus pandemic may materially impact our financial results and operations will depend on a number of factors, including the availability of supplies and services we rely on, the ability to enroll subjects in our clinical trials, the emergence of variant strains of the coronavirus, the development, availability, and public acceptance of effective treatments and vaccines, and the duration of the coronavirus pandemic, which remain difficult to predict and are highly uncertain. While we believe that the coronavirus pandemic has not had a significant impact on our financial condition and results of operations at this time, the potential economic impact brought by the coronavirus pandemic, which may be exacerbated by the global macroeconomic uncertainty from the ongoing conflict between Russia and Ukraine, is difficult to assess or predict. There may be developments outside of our control that require us to adjust our operating plans. Given the nature of the situation, we cannot reasonably estimate the impact of the coronavirus pandemic on our financial condition, results of operations or cash flows in the future.

Impact of Inflation

Inflation has increased during the period covered by this report and is expected to continue to remain at elevated levels or even increase for the near future. Inflation generally affects us by increasing our cost of labor and third party contract costs. We do not believe inflation has had a material effect on our results of operations during the three and nine months ended September 30, 2022.

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2022	2021	Dollar Change	2022	2021	Dollar Change
Operating expenses	$3,571	$3,739	$(168)	$8,732	$10,061	$(1,329)
Operating loss	(3,571)	(3,739)	168	(8,732)	(10,061)	1,329
Net loss	$(3,576)	$(3,742)	$166	$(8,749)	$(9,836)	$1,087

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2022	2021	Dollar Change	2022	2021	Dollar Change
Research and development	$2,508	$2,673	$(165)	$5,398	$6,661	$(1,263)
General and administrative	1,063	1,066	(3)	3,334	3,400	(66)
Total operating expenses	$3,571	$3,739	$(168)	$8,732	$10,061	$(1,329)

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

Research and development expenses for the three months ended September 30, 2022 decreased 6% as compared with the three months ended September 30, 2021. The decrease in research and development expenses was primarily due to manufacturing costs for PH-762 and PH-894 totaling approximately $828,000 and the expense of $736,000 related to the preclinical studies required for our PH-762 intratumoral clinical trial incurred in the prior year period offset by increases in research and development expenses for the preclinical studies required for our planned clinical trial with PH-894 conducted in the current year period of approximately $1,465,000.

Research and development expenses for the nine months ended September 30, 2022 decreased 19% as compared with the nine months ended September 30, 2021. The decrease in research and development expenses was primarily due to manufacturing costs for PH-762 and PH-894 totaling approximately $1,296,000 and the expense of $1,717,000 related to the preclinical studies required for our PH-762 intratumoral clinical trial incurred in the prior year period offset by increases in research and development expenses for the preclinical studies required for our planned clinical trial with PH-894 conducted in the current year period of approximately $1,500,000 and PH-762 intratumoral clinical trial expenses of $253,000.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months September 30, 2022 overall were consistent with the three months ended September 30, 2021. The decrease in our payroll-related expenses as a result of the departure of our former Chief Executive Officer of $103,000 were offset by increases in legal fees of $44,000 and the use of outside consultants to support operations of $55,000.

General and administrative expenses for the nine months ended September 30, 2022 decreased 2% as compared with the nine months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to decreases in legal and patent fees of approximately $197,000 offset by increases in Board of Directors and recruiting fees of $114,000 to support our operations as a result of the departure of our former Chief Executive Officer.

Total Other (Expense) Income

Total other expense for the three months ended September 30, 2022 and 2021 was consistent quarter over quarter. Total other income for the nine months ended September 30, 2022 decreased by $242,000 as compared with the nine months ended September 30, 2021, primarily due to the full forgiveness of the Company’s Paycheck Protection Program (“PPP”) loan in the first quarter of 2021.

Liquidity and Capital Resources

Historically, our primary source of funding has been through the sale of our securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At September 30, 2022, we had cash of $14,484,000 as compared with $24,057,000 at December 31, 2021.

We believe that our existing cash at September 30, 2022 should be sufficient to fund operations for at least the next 12 months from the date of the release of the associated financial statements.

For information regarding our cash commitments related to the clinical co-development agreement with AgonOx, see Note 9 to our condensed consolidated financial statements.

In August 2019, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital, LLC (“LPC”), pursuant to which we had the right to sell to LPC up to $10,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Purchase Agreement expired in May 2022 and no shares of common stock were sold to LPC under the Purchase Agreement.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(9,424)	$(9,387)
Net cash used in investing activities	(121)	(51)
Net cash (used in) provided by financing activities	(28)	21,723
Net (decrease) increase in cash and restricted cash	$(9,573)	$12,285

Net Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 increased as compared with the nine months ended September 30, 2021, primarily due to an increase of $1,392,000 in the changes in operating assets and liabilities primarily due to payments made for the required preclinical studies for PH-894 and for the manufacturing of clinical supply batches of PH-762 and PH-894 offset by decreases in net loss of $1,087,000 and non-cash related items of $268,000 as a result of the full forgiveness of the Company’s PPP loan in the prior year period offset.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 increased as compared with the nine months ended September 30, 2021, primarily due to an increase of $70,000 in purchases of laboratory and computer equipment for the Company’s facility as compared to the prior year period.

Net Cash Flow from Financing Activities

Net cash from financing activities for the nine months ended September 30, 2022 decreased as compared with the nine months ended September 30, 2021, primarily due to the net proceeds of $21,723,000 received by the Company from capital raising activities and warrant exercises in the comparable prior year period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Principal Executive Officer (who is also acting as our principal financial officer) and our Principal Accounting Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become a party to various legal proceedings and complaints arising in the ordinary course of business. To our knowledge, we are not currently a party to any actual or threatened material legal proceedings.

ITEM 1A.	RISK FACTORS

Our business, financial condition or results of operations could be materially adversely affected by the risks set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 12, 2022 and our Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 11, 2022. There have been no material changes from those risk factors, except for the additional risk factor set forth below. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks. Additional risks not currently known or currently material to us may also harm our business.

We may not be able to regain compliance with the continued listing requirements of The Nasdaq Capital Market.

On February 25, 2022, we received written notice (the “First Notification Letter”) from the Listings Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) for continued listing on The Nasdaq Capital Market. The Minimum Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the First Notification Letter, we no longer met the minimum bid price requirement. The First Notification Letter stated that the Company had 180 days, or until August 24, 2022, to demonstrate its compliance with the Minimum Bid Price Rule.

On August 25, 2022, we received a second written notice (the “Second Notification Letter” and, together with the First Notification Letter, the “Notification Letters”) from Nasdaq advising that we had been granted an additional 180 calendar days, or to February 20, 2023, to regain compliance with the Minimum Bid Price Rule, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). According to the Second Notification Letter, if at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the Minimum Bid Price Rule.

The Notification Letters do not impact our listing on The Nasdaq Capital Market or trading of our common stock at this time. In the event that we do not regain compliance by February 20, 2022, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Rule. However, if we fail to regain compliance with the Minimum Bid Price Rule or fail to maintain compliance with all other applicable continued listing requirements and Nasdaq determines to delist our common stock, the delisting could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer.**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Robert Bitterman
Robert Bitterman
Interim Executive Chairman (interim principal executive officer and interim principal financial officer)

Date: November 10, 2022

