Form 10-Q
period 2023-03-31
Phio Pharmaceuticals Corp.
filed 2023-05-11
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2023, Phio Pharmaceuticals Corp. had 1,504,565 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$9,035	$11,781
Restricted cash	50	50
Prepaid expenses and other current assets	319	615
Total current assets	9,404	12,446
Right of use asset	130	161
Property and equipment, net	167	183
Other assets	6	24
Total assets	$9,707	$12,814
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$902	$779
Accrued expenses	1,356	1,025
Lease liability	138	135
Total current liabilities	2,396	1,939
Lease liability, net of current portion	–	35
Total liabilities	2,396	1,974
Commitments and contingencies (Note 2)
Series D Preferred Stock, $0.0001 par value; 0 and 1 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022, respectively	–	2
Stockholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,150,582 and 1,139,024 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	–	–
Additional paid-in capital	139,293	139,218
Accumulated deficit	(131,982)	(128,380)
Total stockholders’ equity	7,311	10,838
Total liabilities, preferred stock and stockholders’ equity	$9,707	$12,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$2,134	$1,586
General and administrative	1,468	1,054
Total operating expenses	3,602	2,640
Operating loss	(3,602)	(2,640)
Total other expense, net	–	(2)
Net loss	$(3,602)	$(2,642)
Net loss per common share:
Basic	$(3.15)	$(2.34)
Diluted	$(3.15)	$(2.34)
Weighted average number of common shares outstanding
Basic	1,142,213	1,130,344
Diluted	1,142,213	1,130,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
For the Three Months Ended March 31, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1	$2	1,139,024	$–	$139,218	$(128,380)	$10,838
Cash-in-lieu of fractional shares for reverse stock split	–	–	(1,706)	–	(11)	–	(11)
Redemption of preferred stock	(1)	(2)	–	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	18,080	–	–	–	–
Shares withheld for payroll taxes	–	–	(4,816)	–	(25)	–	(25)
Stock-based compensation expense	–	–	–	–	111	–	111
Net loss	–	–	–	–	–	(3,602)	(3,602)
Balance at March 31, 2023	–	$–	1,150,582	$–	$139,293	$(131,982)	$7,311

For the Three Months Ended March 31, 2022	Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	–	$–	1,127,917	$–	$138,832	$(116,900)	$21,932
Issuance of common stock upon vesting of restricted stock units	–	–	12,943	–	–	–	–
Shares withheld for payroll taxes	–	–	(2,633)	–	(25)	–	(25)
Stock-based compensation expense	–	–	–	–	186	–	186
Net loss	–	–	–	–	–	(2,642)	(2,642)
Balance at March 31, 2022	–	$–	1,138,227	$–	$138,993	$(119,542)	$19,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,602)	$(2,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	22
Amortization of right of use asset	31	30
Stock-based compensation	111	186
Changes in operating assets and liabilities:
Prepaid expenses and other assets	314	(538)
Accounts payable	123	46
Accrued expenses	331	(543)
Lease liability	(32)	(30)
Net cash used in operating activities	(2,708)	(3,469)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	–	(104)
Net cash used in investing activities	–	(104)
Cash flows from financing activities:
Cash in lieu of fractional shares for reverse stock split	(11)	–
Redemption of Series D preferred stock	(2)	–
Payment of taxes on net share settlements of restricted stock units	(25)	(25)
Net cash used in financing activities	(38)	(25)

Net decrease in cash and restricted cash	(2,746)	(3,598)
Cash and restricted cash at the beginning of period	11,831	24,107
Cash and restricted cash at the end of period	$9,085	$20,509

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the totals above:

	March 31,
	2023	2022
Cash	$9,035	$20,459
Restricted cash	50	50
Cash and restricted cash	$9,085	$20,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Nature of Operations

Phio Pharmaceuticals Corp. (“Phio” or the “Company”) is a clinical stage biotechnology company whose proprietary INTASYL™ self-delivering RNAi technology platform is designed to make immune cells more effective in killing tumor cells. Phio is developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems.

Effective January 26, 2023, the Company completed a 1-for-12 reverse stock split of the Company’s outstanding common stock, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. The reverse stock split did not reduce the number of authorized shares of the Company’s common or preferred stock. All share and per share amounts have been adjusted to give effect to the reverse stock split.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Phio and its wholly-owned subsidiary, MirImmune, LLC. All material intercompany accounts have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures that are included in the Company’s annual financial statements, but that are not required for interim reporting purposes, have been condensed or omitted. Additionally, the Company made adjustments to the outstanding stock option and unvested restricted stock unit balances, and related per share amounts, at December 31, 2022 to reflect final revisions to these outstanding equity awards as a result of the Company’s reverse stock split. The adjustment had no effect on the Company’s condensed consolidated financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023 (the “2022 Form 10-K”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas subject to significant estimates and judgement include, among others, those related to the fair value of equity awards, accruals for research and development expenses, useful lives of property and equipment, income taxes, and the valuation allowance on the Company’s deferred tax assets. On an ongoing basis the Company evaluates its estimates and bases its estimates on historical experience and other relevant assumptions that the Company believes are reasonable under the circumstances. Actual results could differ materially from these estimates.

Liquidity

The Company has reported recurring losses from operations since inception and expects to continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been from sales of its securities. The Company’s ability to continue to fund its operations is dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain its operations. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock. There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back or terminate its operations or seek to merge with or to be acquired by another company.

The Company has limited cash resources, has reported recurring losses from operations since inception and has not yet received product revenues. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern, and the Company’s current cash resources may not provide sufficient capital to fund operations for at least the next 12 months from the date of the release of these financial statements. The continuation of the Company as a going concern depends upon the Company’s ability to raise additional capital through an equity offering, debt offering and/or strategic opportunity to fund its operations. There can be no assurance that the Company will be successful in accomplishing these plans in order to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the Company’s 2022 Form 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that have significantly impacted this Quarterly Report on Form 10-Q, beyond those disclosed in the Company’s 2022 Form 10-K.

2. Collaboration Agreement

AgonOx, Inc. (“AgonOx”)

In March 2021, the Company entered into a clinical co-development collaboration agreement (the “Clinical Co-Development Agreement”) with AgonOx, a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer. Under the Clinical Co-Development Agreement, Phio and AgonOx are working to develop a T cell-based therapy using the Company’s lead product candidate, PH-762, and AgonOx’s “double positive” tumor infiltrating lymphocytes (“DP TIL”) technology. Per the terms of the Clinical Co-Development Agreement, the Company committed to provide financial support for development costs of up to $4,000,000 to AgonOx for expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in subjects with advanced melanoma and other advanced solid tumors.

The Company will recognize its share of costs arising from research and development activities performed by AgonOx in the Company’s financial statements in the period AgonOx incurs such expense. Phio will be entitled to certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology.

The Company recognized approximately $119,000 of expense in connection with these efforts during the three months ended March 31, 2023. No expense under the Clinical Co-Development Agreement was recognized during the three months ended March 31, 2022.

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

At March 31, 2023 and December 31, 2022, the Company categorized its restricted cash of $50,000 as Level 2 hierarchy. The assets classified as Level 2 have initially been valued at the applicable transaction price and subsequently valued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events.

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

The lease for the Company’s corporate headquarters represents all of our significant lease obligations. The amounts reported in the condensed consolidated balance sheets for the operating lease in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	March 31, 2023	December 31, 2022
Assets
Right of use asset	$130	$161
Liabilities
Lease liability, current	138	135
Lease liability, non-current	–	35
Total lease liability	$138	$170
Lease Term and Discount Rate
Weighted average remaining lease term	1.00	1.25
Weighted average discount rate	4.70%	4.70%

Operating lease costs included in operating expense were $33,000 for the three months ended March 31, 2023 and 2022, respectively.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows was $34,000 and $33,000 for the three months ended March 31, 2023 and 2022, respectively.

Future lease payments for the Company’s non-cancellable operating lease and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of March 31, 2023 is as follows, in thousands:

2023 (remaining)	$106
2024	35
Total lease payments	141
Less: Imputed interest	(3)
Total operating lease liability	$138

5. Preferred Stock

The Company has authorized up to 10,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The Company’s Board of Directors (the “Board’) is authorized under the Company’s Amended and Restated Articles of Incorporation (as may be amended and/or restated from time to time, the “Amended Certificate”), to designate the authorized preferred stock into one or more series and to fix and determine such rights, preferences, privileges and restrictions of any series of preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board upon its issuance.

On November 16, 2022, the Company issued and sold one share of the Company’s Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) to Robert Bitterman, then its interim Executive Chairman and current Chief Executive Officer, for $1,750. The Series D Preferred Stock was entitled to 17,500,000 votes per share exclusively with respect to any proposal to amend the Company’s Amended Certificate to effect a reverse stock split of the Company’s common stock (“Reverse Stock Split”). The terms of the Series D Preferred Stock provided that it would be voted, without action by the holder, on any such proposal in the same proportion as shares of the Company’s common stock were voted. The Series D Preferred Stock otherwise had no voting rights except as required by the General Corporation Law of the State of Delaware.

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

Under its terms, the outstanding share of Series D Preferred Stock was to be redeemed in whole, but not in part, at any time: (i) if such redemption was approved by the Board in its sole discretion or (ii) automatically and effective upon the approval by the Company's stockholders of a Reverse Stock Split. Upon such redemption, the holder of the Series D Preferred Stock was entitled to receive consideration of $1,750 in cash.

The Series D Preferred Stock was redeemed in whole on January 4, 2023, upon the approval by the Company’s stockholders of a Reverse Stock Split, such that, at March 31, 2023, there were no shares of Series D Preferred Stock authorized, issued or outstanding and all of the Company’s authorized shares of preferred stock were undesignated.

6. Stockholders’ Equity

Warrants

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at March 31, 2023:

	Exercise	Expiration	Balance December 31,	Warrants	Warrants	Warrants	Balance March 31,
Description	Price	Date	2022	Issued	Exercised	Expired	2023
April 2018 Warrants	$2,079.00	5/31/2023	1,720	–	–	–	1,720
April 2018 Placement Agent Warrants	$2,676.00	4/9/2023	117	–	–	–	117
October 2018 Warrants	$125.40	10/3/2025	32,486	–	–	–	32,486
October 2018 Underwriter Warrants	$156.72	10/1/2023	2,438	–	–	–	2,438
November 2019 Placement Agent Warrants	$82.50	11/18/2024	1,138	–	–	–	1,138
February 2020 Registered Direct Warrants	$104.52	8/6/2025	16,425	–	–	–	16,425
February 2020 Placement Agent Warrants	$132.45	2/4/2025	1,233	–	–	–	1,233
February 2020 Warrants	$48.00	2/13/2025	110,557	–	–	–	110,557
February 2020 Underwriter Warrants	$60.00	2/11/2025	12,501	–	–	–	12,501
April 2020 Warrants	$26.52	10/2/2025	35,691	–	–	–	35,691
April 2020 Placement Agent Warrants	$35.03	3/31/2025	3,481	–	–	–	3,481
January 2021 Warrants	$36.00	7/27/2026	285,061	–	–	–	285,061
January 2021 Placement Agent Warrants	$46.05	7/27/2026	28,509	–	–	–	28,509
February 2021 Placement Agent Warrants	$51.30	2/12/2026	14,044	–	–	–	14,044
			545,401	–	–	–	545,401

7. Stock-based Compensation

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

The following table summarizes the activity of the Company’s RSUs for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2022	47,335	$15.03
Granted	43,500	5.24
Vested	(18,080)	16.96
Forfeited	–	–
Unvested units at March 31, 2023	72,755	$8.70

The weighted-average fair value of RSUs granted during the three months ended March 31, 2023 and 2022 was $5.24 and $10.32, respectively.

Stock-based compensation expense related to RSUs was $111,000 and $179,000 for the three months ended March 31, 2023 and 2022, respectively.

The aggregate fair value of awards that vested during the three months ended March 31, 2023 and 2022 was $95,000 and $128,000, respectively, which represents the market value of the Company’s common stock on the date that the RSUs vested.

Stock Options

Stock options are available to be issued under the 2020 Plan and are generally subject to graded vesting and the satisfaction of certain service requirements. Upon the exercise of a stock option, the Company issues new shares and delivers them to the recipient. The Company does not expect to net share settle to satisfy stock option exercises.

The Company used the Black-Scholes option-pricing model to determine the fair value of all its option grants. The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption was based upon the Company’s own implied volatility. The expected life assumption used for option grants was based upon the simplified method provided for under ASC 718. The dividend yield assumption was based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	177	$35,231.40
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Balance at March 31, 2023	177	$35,231.40	$–
Exercisable at March 31, 2023	177	$35,231.40	$–

Stock-based compensation expense related to stock options for the three months ended March 31, 2022 was $7,000. As of December 31, 2022, the compensation expense for all unvested stock options had been recognized in the Company’s results of operations.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three months ended March 31, 2023 and 2022, in thousands:

	March 31,
	2023	2022
Research and development	$63	$56
General and administrative	48	130
Total stock-based compensation	$111	$186

8. Net Loss per Common Share

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2023	2022
Options to purchase common stock	177	208
Unvested restricted stock units	72,755	73,899
Warrants to purchase common stock	545,401	545,401
Total	618,333	619,508

9. Subsequent Events

On April 20, 2023, the Company completed a registered direct offering of 353,983 shares of the Company’s common stock at a purchase price per share of $5.65. In a concurrent private placement, the Company also issued five and one-half years Series A warrants to purchase up to 353,983 shares of common stock at an exercise price of $5.40 per share and eighteen months Series B warrants to purchase up to 353,983 shares of common stock at an exercise price of $5.40 per share (collectively, the “April 2023 Financing”). In addition, the Company issued warrants to the placement agent, H.C. Wainwright & Co., LLC, for the April 2023 Financing to purchase a total of 26,549 shares of common stock at an exercise price of $7.0625 per share. Net proceeds to the Company from the April 2023 Financing are estimated to be approximately $1,654,000 after deducting placement agent fees and offering expenses.

In connection with the April 2023 Financing, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with the participating investors to amend the exercise price of certain existing warrants to purchase up to an aggregate of 191,619 shares of common stock that were previously issued in April 2018 through January 2021, such that each of the amended warrants have an exercise price of $5.40 per share. The Company received $24,000 as consideration in connection with the Warrant Amendment Agreements.

The Company is currently reviewing the accounting for the warrants issued in the April 2023 Financing and for the warrants amended under the Warrant Amendment Agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023 (the “2022 Form 10-K”).

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Risks that could cause actual results to vary from expected results expressed in our forward-looking statements include, but are not limited to, the impact to our business and operations by inflationary pressures, rising interest rates, recession fears, the development of our product candidates, our ability to execute on business strategies, our ability to develop our product candidates with collaboration partners, and the success of any such collaborations, the timeline and duration for advancing our product candidates into clinical development, results from our preclinical and clinical activities, the timing or likelihood of regulatory filings and approvals, the success of our efforts to commercialize our product candidates if approved, our ability to manufacture and supply our product candidates for clinical activities, and for commercial use if approved, the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platform, and our ability to obtain future financing. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in our 2022 Form 10-K under the heading “Risk Factors” and in other filings the Company periodically makes with the SEC. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report except as required by law.

Overview

Phio is a clinical stage biotechnology company whose proprietary INTASYL™ self-delivering RNAi technology platform is designed to make immune cells more effective in killing tumor cells. We are developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems. Our efforts are focused on developing immuno-oncology therapeutics using our INTASYL platform. We have demonstrated preclinical efficacy in both direct-to-tumor injection and adoptive cell therapy (“ACT”) applications with our INTASYL compounds.

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

PH-762 is currently being evaluated in a Phase 1b dose escalation clinical trial in France in subjects with advanced melanoma. PH-762 will be administered as a neoadjuvant monotherapy intratumorally once a week, for a total of four injections, across five escalating dose levels. Dosing will be followed by tumoral excision after an additional two weeks. The primary study objectives are to evaluate the safety and tolerability, and pharmacokinetics of PH-762; to determine the potential immunologic and pathologic tumor responses; and to determine the recommended dose for later clinical trials. Safety data from the initial cohort of three subjects in the clinical trial was evaluated by a data monitoring committee in the first quarter of 2023. The safety data review disclosed no dose-limiting toxicity, and no drug-related severe or serious adverse events, and the data monitoring committee recommended proceeding to the enrollment of the subsequent dose cohort. The next cohort is open for enrollment of subjects.

We also expect to commence a U.S. Phase 1b clinical trial with PH-762 in the second half of 2023. The U.S. trial is expected to focus on the application of PH-762 to treat cutaneous squamous cell carcinoma (“cSCC”) and other selected cutaneous malignancies.

Due to INTASYL’s ease of administration, we have shown that our compounds can easily be incorporated into current ACT manufacturing processes. In ACT, T cells are usually taken from a patient's own blood or tumor tissue, grown in large numbers in a laboratory, and then given back to the patient to help the immune system fight cancer. By treating T cells with our INTASYL compounds while they are being grown in the laboratory, we believe our INTASYL compounds can improve these immune cells to make them more effective in killing cancer. Preclinical data generated in collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer, demonstrated that treating AgonOx’s “double positive” tumor infiltrating lymphocytes (“DP TIL”) with PH-762 increased by two-fold their tumor killing activity.

In March 2021, we entered into a clinical co-development collaboration agreement (the “Clinical Co-Development Agreement”) with AgonOx to develop a T cell-based therapy using PH-762 and AgonOx’s DP TIL. Under the Clinical Co-Development Agreement, we committed to provide financial support for development costs of up to $4 million to AgonOx for expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in subjects with advanced melanoma and other advanced solid tumors. Phio is also eligible to receive certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology. To date, the Company has recognized approximately $0.3 million of expense under the Clinical Co-Development Agreement.

PH-762 treated DP TILs are expected to be evaluated in a Phase 1 clinical trial in the United States with up to 18 subjects with advanced melanoma and other advanced solid tumors. The primary study objectives are to evaluate the safety and to study the potential for enhanced therapeutic benefit from the administration of PH-762 treated DP TIL. Enrollment of subjects is expected to commence in the second quarter of 2023.

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

Preclinical studies conducted have demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells and in various cancer cells. Similar to PH-762, preclinical studies have also shown that direct-to-tumor application of PH-894 resulted in potent and statistically significant anti-tumoral effects and demonstrated a systemic anti-tumor response. These preclinical data indicate that PH-894 can reprogram T cells and other cells in the tumor microenvironment to provide enhanced immunotherapeutic activity. We have completed the investigational new drug (“IND”)-enabling studies and are in the process of finalizing the study reports required for an IND submission with PH-894. As a result of the reprioritization to advance our clinical trial with PH-762 in the U.S., we have elected to defer the IND submission for PH-894.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2022 Form 10-K.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,		Dollar
	2023	2022	Change
Operating expenses	$3,602	$2,640	$962
Operating loss	(3,602)	(2,640)	(962)
Net loss	$(3,602)	$(2,642)	$(960)

Comparison of the Three Months Ended March 31, 2023 and 2022

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,		Dollar
	2023	2022	Change
Research and development	$2,134	$1,586	$548
General and administrative	1,468	1,054	414
Total operating expenses	$3,602	$2,640	$962

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

Research and development expenses for the three months ended March 31, 2023 increased 35% as compared with the three months ended March 31, 2022. The increase in research and development expenses was primarily driven by a ramp up in clinical-related expenses for our planned intratumoral and ACT clinical trials with PH-762 of approximately $460,000 as compared to the prior year period.

We anticipate research and development expenses to continue to increase as a result of clinical-related activities as our pipeline programs progress in clinical development.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal and patent-related activities, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended March 31, 2023 increased 39% as compared with the three months ended March 31, 2022, primarily due to increased professional service fees totaling approximately $420,000 for legal, patent and public relations related services as compared to the prior year period.

Liquidity and Capital Resources

Historically, our primary source of funding has been through the sale of our securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At March 31, 2023, we had cash of $9,035,000 as compared with $11,781,000 at December 31, 2022.

In April 2023, we completed the April 2023 Financing and net proceeds received are estimated to be approximately $1,654,000 after deducting placement agent fees and offering expenses. For further information regarding the April 2023 Financing, see Note 9 to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

We have limited cash resources, have reported recurring losses from operations since inception and has not yet received product revenues. These factors raise substantial doubt regarding our ability to continue as a going concern, and our current cash resources may not provide sufficient capital to fund operations for at least the next 12 months from the date of the release of the financial statements included elsewhere in this Quarterly Report. Our continuation as a going concern depends upon our ability to raise additional capital through equity offerings, debt offerings and/or strategic opportunities to fund our operations. There can be no assurance that we will be successful in accomplishing any of these plans in order to continue as a going concern. The financial statements included elsewhere in this Quarterly Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,708)	$(3,469)
Net cash used in investing activities	–	(104)
Net cash used in financing activities	(38)	(25)
Net decrease in cash and restricted cash	$(2,746)	$(3,598)

Net Cash Flow from Operating Activities

Net cash used in operating activities decreased primarily due to decreases of $1,801,000 in operating assets and liabilities from the payments for the IND-enabling studies required for PH-894 and for the manufacturing of clinical supply batches of PH-762 and PH-894 in the prior year period and $80,000 in non-cash related items related to a decrease in stock-based compensation expense partially offset by an increase in net loss of $960,000.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 decreased as compared with the three months ended March 31, 2022, primarily due to laboratory and computer equipment purchases for our facility that occurred during the prior year period, which purchases did not repeat during the three months ended March 31, 2023.

Net Cash Flow from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was consistent with the three months ended March 31, 2022.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2022 Form 10-K. Details of our obligations under the Clinical Co-Development Agreement with our partner AgonOx as of March 31, 2023 can be found in Note 2 of the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer (who is also acting as our Principal Financial Officer), evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to various legal proceedings and complaints arising in the ordinary course of business. We are not currently a party to any actual or threatened material legal proceedings of which we are aware.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors set forth in Part I, “Item 1A. Risk Factors” in our 2022 Form 10-K. The risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2022 Form 10-K could materially adversely affect our business, financial condition, or results of operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks. Additional risks not currently known or currently material to us may also harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amendment and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Certificate of Amendment to the Amendment and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2023

3.4	Certificate of Designation of Series D Preferred Stock, dated November 16, 2022.	Current Report on Form 8-K (File No. 001-36304)	November 16, 2022

10.1	Employment Agreement, dated February 20, 2023, by and between the Company and Robert J. Bitterman.	Current Report on Form 8-K (File No. 001-36304)	February 22, 2023

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer. *

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer. **

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive and Financial Officer)

Date: May 11, 2023

