Form 10-Q
period 2023-06-30
Phio Pharmaceuticals Corp.
filed 2023-08-10
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, Phio Pharmaceuticals Corp. had 2,221,856 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED JUNE 30, 2023

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$11,307	$11,781
Restricted cash	50	50
Prepaid expenses and other current assets	678	615
Total current assets	12,035	12,446
Right of use asset	98	161
Property and equipment, net	157	183
Other assets	6	24
Total assets	$12,296	$12,814
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$641	$779
Accrued expenses	1,647	1,025
Lease liability	104	135
Total current liabilities	2,392	1,939
Lease liability, net of current portion	–	35
Total liabilities	2,392	1,974
Commitments and contingencies (Note 2)
Series D Preferred Stock, $0.0001 par value; 0 and 1 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	–	2
Stockholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,985,211 and 1,139,024 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	–	–
Additional paid-in capital	144,435	139,218
Accumulated deficit	(134,531)	(128,380)
Total stockholders’ equity	9,904	10,838
Total liabilities, preferred stock and stockholders’ equity	$12,296	$12,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,383	$1,304	$3,517	$2,890
General and administrative	1,164	1,217	2,632	2,271
Total operating expenses	2,547	2,521	6,149	5,161
Operating loss	(2,547)	(2,521)	(6,149)	(5,161)
Total other expense, net	(2)	(10)	(2)	(12)
Net loss	$(2,549)	$(2,531)	$(6,151)	$(5,173)
Net loss per common share:
Basic and diluted	$(1.47)	$(2.22)	$(4.28)	$(4.56)
Weighted average number of common shares outstanding
Basic and diluted	1,728,490	1,138,227	1,436,971	1,134,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
For the Three and Six Months Ended June 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1	$2	1,139,024	$–	$139,218	$(128,380)	$10,838
Cash-in-lieu of fractional shares for reverse stock split	–	–	(1,706)	–	(11)	–	(11)
Redemption of preferred stock	(1)	(2)	–	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	18,080	–	–	–	–
Shares withheld for payroll taxes	–	–	(4,816)	–	(25)	–	(25)
Stock-based compensation expense	–	–	–	–	111	–	111
Net loss	–	–	–	–	–	(3,602)	(3,602)
Balance at March 31, 2023	–	$–	1,150,582	$–	$139,293	$(131,982)	$7,311
Issuance of common stock and warrants, net of offering costs	–	–	659,629	–	5,048	–	5,048
Issuance of common stock upon exercise of warrants	–	–	175,000	–	–	–	–
Stock-based compensation expense	–	–	–	–	94	–	94
Net loss	–	–	–	–	–	(2,549)	(2,549)
Balance at June 30, 2023	–	$–	1,985,211	$–	$144,435	$(134,531)	$9,904

For the Three and Six Months Ended June 30, 2022	Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	–	$–	1,127,917	$–	$138,832	$(116,900)	$21,932
Issuance of common stock upon vesting of restricted stock units	–	–	12,943	–	–	–	–
Shares withheld for payroll taxes	–	–	(2,633)	–	(25)	–	(25)
Stock-based compensation expense	–	–	–	–	186	–	186
Net loss	–	–	–	–	–	(2,642)	(2,642)
Balance at March 31, 2022	–	$–	1,138,227	$–	$138,993	$(119,542)	$19,451
Stock-based compensation expense	–	–	–	–	83	–	83
Net loss	–	–	–	–	–	(2,531)	(2,531)
Balance at June 30, 2022	–	$–	1,138,227	$–	$139,076	$(122,073)	$17,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,151)	$(5,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	41
Amortization of right of use asset	63	60
Stock-based compensation	205	269
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(45)	(998)
Accounts payable	(138)	865
Accrued expenses	622	(901)
Lease liability	(66)	(61)
Net cash used in operating activities	(5,479)	(5,898)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(5)	(114)
Net cash used in investing activities	(5)	(114)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	5,048	–
Cash in lieu of fractional shares for reverse stock split	(11)	–
Redemption of Series D preferred stock	(2)	–
Payment of taxes on net share settlements of restricted stock units	(25)	(25)
Net cash provided by (used in) financing activities	5,010	(25)
Net decrease in cash and restricted cash	(474)	(6,037)
Cash and restricted cash at the beginning of period	11,831	24,107
Cash and restricted cash at the end of period	$11,357	$18,070

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the totals above:

	June 30,
	2023	2022
Cash	$11,307	$18,020
Restricted cash	50	50
Cash and restricted cash	$11,357	$18,070

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures that are included in the Company’s annual consolidated financial statements, but that are not required for interim reporting purposes, have been condensed or omitted. Additionally, the Company made adjustments to the outstanding stock option and unvested restricted stock unit balances, and related per share amounts, at December 31, 2022 to reflect final revisions to these outstanding equity awards as a result of the Company’s reverse stock split. The adjustment had no effect on the Company’s condensed consolidated financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023 (the “2022 Form 10-K”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

2. Collaboration Agreement

AgonOx, Inc. (“AgonOx”)

In March 2021, the Company entered into a clinical co-development collaboration agreement (the “Clinical Co-Development Agreement”) with AgonOx, a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer. Under the Clinical Co-Development Agreement, Phio and AgonOx are working to develop a T cell-based therapy using the Company’s lead product candidate, PH-762, and AgonOx’s “double positive” tumor infiltrating lymphocytes (“DP TIL”) technology. Per the terms of the Clinical Co-Development Agreement, the Company committed to provide financial support for development costs of up to $4,000,000 to AgonOx for expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in patients with advanced melanoma and other advanced solid tumors.

The Company will recognize its share of costs arising from research and development activities performed by AgonOx in the Company’s financial statements in the period AgonOx incurs such expense. Phio will be entitled to certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology.

The Company recognized approximately $181,000 and $300,000 of expense in connection with these efforts during the three and six months ended June 30, 2023, respectively. No expense under the Clinical Co-Development Agreement was recognized during the three and six months ended June 30, 2022.

There is approximately $3,570,000 of remaining costs not yet incurred under the Clinical Co-Development Agreement as of June 30, 2023.

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

At June 30, 2023 and December 31, 2022, the Company categorized its restricted cash of $50,000 as Level 2 hierarchy. The assets classified as Level 2 have initially been valued at the applicable transaction price and subsequently valued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events.

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

The lease for the Company’s corporate headquarters represents all of our significant lease obligations. The amounts reported in the condensed consolidated balance sheets for the operating lease in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	June 30, 2023	December 31, 2022
Assets
Right of use asset	$98	$161
Liabilities
Lease liability, current	104	135
Lease liability, non-current	–	35
Total lease liability	$104	$170
Lease Term and Discount Rate
Weighted average remaining lease term	0.75	1.25
Weighted average discount rate	4.70%	4.70%

Operating lease costs included in operating expense were $33,000 for the three months ended June 30, 2023 and 2022. Operating lease costs included in operating expense were $66,000 for the six months ended June 30, 2023 and 2022.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows was $35,000 and $34,000 for the three months ended June 30, 2023 and 2022, respectively. Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flow was $69,000 and $67,000 for the six months ended June 30, 2023 and 2022, respectively.

Future lease payments for the Company’s non-cancellable operating lease and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of June 30, 2023 is as follows, in thousands:

2023 (remaining)	$71
2024	35
Total lease payments	106
Less: Imputed interest	(2)
Total operating lease liability	$104

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

The Series D Preferred Stock was redeemed in whole on January 4, 2023, upon the approval by the Company’s stockholders of a Reverse Stock Split, such that, at June 30, 2023, there were no shares of Series D Preferred Stock authorized, issued or outstanding and all of the Company’s authorized shares of preferred stock were undesignated.

6. Stockholders’ Equity

April 2023 Financing — On April 20, 2023, the Company completed a registered direct offering and a concurrent private placement of a total of: 353,983 registered shares of the Company’s common stock at a purchase price per share of $5.65, unregistered five and one-half year term Series A warrants to purchase up to 353,983 shares of common stock at an exercise price of $5.40 per share and unregistered eighteen month term Series B warrants to purchase up to 353,983 shares of common stock at an exercise price of $5.40 per share (collectively, the “April 2023 Financing”). In addition, the Company issued unregistered warrants to the placement agent, H.C. Wainwright & Co., LLC (“HCW”), in the April 2023 Financing to purchase a total of 26,549 shares of common stock at an exercise price of $7.0625 per share. Net proceeds to the Company from the April 2023 Financing were $1,538,000 after deducting placement agent fees and offering expenses.

In connection with the April 2023 Financing, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with the participating investors to amend the exercise price of certain existing warrants to purchase up to an aggregate of 191,619 shares of common stock that were previously issued in April 2018 through January 2021, such that each of the amended warrants have an exercise price of $5.40 per share. The Company received $24,000 as consideration in connection with the Warrant Amendment Agreements. The Company assessed the amendments to the exercise price of the warrants under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and determined that the amendment to the exercise price was completed in connection with and contingent on the close of the April 2023 Financing. The increase in fair value of $293,000 related to the Warrant Amendment Agreements was recognized as an equity issuance cost and recorded in additional paid in capital per ASC 815.

June 2023 Financing – On June 2, 2023, the Company completed a registered direct offering and a concurrent private placement of a total of: 233,646 registered shares and 72,000 unregistered shares of the Company’s common stock each at a purchase price per share of $4.28, unregistered pre-funded warrants to purchase up to an aggregate of 628,935 shares of common stock at a purchase price per share of $4.279 and with an exercise price of $0.001 per share, unregistered five and one-half year term Series A warrants to purchase up to an aggregate of 934,581 shares of common stock at an exercise price of $4.03 per share and unregistered eighteen month term Series B warrants to purchase up to an aggregate of 934,581 shares of common stock at an exercise price of $4.03 per share (collectively, the “June 2023 Financing”). In addition, the Company issued unregistered warrants to the placement agent, HCW, in the June 2023 Financing to purchase a total of 70,094 shares of common stock at an exercise price of $5.35 per share. Net proceeds to the Company from the June 2023 Financing were $3,510,000 after deducting placement agent fees and offering expenses.

Warrants

The Company first assessed the warrants in the April 2023 Financing and June 2023 Financing under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether they were within the scope of ASC 480. As there were no instances outside of the Company’s control that could require cash settlement, the Company’s warrants issued in the April 2023 Financing and June 2023 Financing were determined to be outside the scope of ASC 480.

The Company then applied and followed the applicable accounting guidance in the FASB ASC Topic 815, “Derivatives and Hedging.” Financial instruments are accounted for as either derivative liabilities or equity instruments depending on the specific terms of the agreement. The warrants issued in the April 2023 Financing and June 2023 Financing did not meet the definition of a derivative instrument as they are indexed to the Company’s common stock and classified within stockholders’ equity. Based on this determination, the warrants issued in the April 2023 Financing and June 2023 Financing were classified within stockholders’ equity.

During the six months ended June 30, 2023, shares of common stock issued related to exercises from the pre-funded warrants issued in the June 2023 Financing totaled 175,000. The Company realized proceeds of $175 from the exercises of the pre-funded warrants. There were no warrants exercised during the six months ended June 30, 2022.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2022	545,401	$54.53
Issued	3,302,706	4.46
Exercised	(175,000)	0.001
Expired	(1,837)	1,245.59
Outstanding at June 30, 2023	3,671,270	$9.09

The Company’s outstanding warrants expire at various dates between October 2023 and December 2028.

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

The following table summarizes the activity of the Company’s RSUs for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2022	47,335	$15.03
Granted	43,500	5.24
Vested	(18,080)	16.96
Forfeited	–	–
Unvested units at June 30, 2023	72,755	$8.70

The weighted-average fair value of RSUs granted during the six months ended June 30, 2023 and 2022 was $5.24 and $10.32, respectively. There were no RSU grants during the three months ended June 30, 2023 and 2022.

Stock-based compensation expense related to RSUs was $94,000 and $205,000 for the three and six months ended June 30, 2023, respectively. Stock-based compensation expense related to RSUs was $82,000 and $261,000 for the three and six months ended June 30, 2022, respectively.

The aggregate fair value of awards that vested during the six months ended June 30, 2023 and 2022 was $95,000 and $128,000, respectively, which represents the market value of the Company’s common stock on the date that the RSUs vested.

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

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	177	$35,231.40
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	(31)	118,253.58
Balance at June 30, 2023	146	$17,603.40	$–
Exercisable at June 30, 2023	146	$17,603.40	$–

Stock-based compensation expense related to stock options for the three and six months ended June 30, 2022 was $1,000 and $8,000, respectively. As of December 31, 2022, the compensation expense for all unvested stock options had been recognized in the Company’s results of operations.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and six months ended June 30, 2023 and 2022, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$49	$53	$112	$109
General and administrative	45	30	93	160
Total stock-based compensation	$94	$83	$205	$269

8. Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding and the impact of the dilutive effect of potential common stock equivalents, except when the inclusion of such potential common stock equivalents would be anti-dilutive. Dilutive potential common stock equivalents primarily consist of stock options, RSUs and warrants. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented because the impact of these items is generally anti-dilutive during periods of net loss.

The weighted average number of common shares outstanding as of June 30, 2023 includes the pre-funded warrants issued in connection with the June 2023 Financing, the exercise of which requires nominal consideration for the delivery of the shares of common stock.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2023	2022
Stock options	146	175
Unvested restricted stock units	72,755	57,248
Warrants[1]	3,217,335	545,401
Total	3,290,236	602,824

1 The weighted average number of common shares outstanding as of June 30, 2023 includes the pre-funded warrants issued in the June 2023 Financing because the exercise of such warrants requires only nominal consideration. Therefore, these pre-funded warrants are not included in the table above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023 (the “2022 Form 10-K”).

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

In May 2023, we announced that the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug (“IND”) application to proceed with a U.S. clinical trial of PH-762. The initial multi-center, dose-escalating, Phase 1b clinical trial under our cleared IND is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762. We plan to initiate our Phase 1b clinical trial of intratumoral PH-762 in patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma in the second half of 2023.

We intend to focus our efforts on our U.S. clinical trial with PH-762 and have commenced winding down our first-in-human clinical trial for PH-762 in France, which was limited to the treatment of patients with metastatic melanoma. Safety data from the initial cohort of three patients in the French clinical trial were evaluated by a data monitoring committee in the first quarter of 2023. The safety data review disclosed no dose-limiting toxicity, and no drug-related severe or serious adverse events.

Due to INTASYL’s ease of administration, we have shown that our compounds can easily be incorporated into current ACT manufacturing processes. In ACT, T cells are usually taken from a patient's own blood or tumor tissue, grown in large numbers in a laboratory, and then given back to the patient to help the immune system fight cancer. By treating T cells with our INTASYL compounds while they are being grown in the laboratory, we believe our INTASYL compounds can improve these immune cells to make them more effective in killing cancer. Preclinical data generated in collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer, demonstrated that treating AgonOx’s “double positive” tumor infiltrating lymphocytes (“DP TIL”) with PH-762 increased their tumor killing activity by two-fold.

In March 2021, we entered into a clinical co-development collaboration agreement (the “Clinical Co-Development Agreement”) with AgonOx to develop a T cell-based therapy using PH-762 and AgonOx’s DP TIL. Under the Clinical Co-Development Agreement, we committed to provide financial support for development costs of up to $4 million to AgonOx for expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in patients with advanced melanoma and other advanced solid tumors. Phio is also eligible to receive certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology. As of June 30, 2023, there is approximately $3,570,000 of remaining costs not yet incurred under the Clinical Co-Development Agreement.

PH-762 treated DP TIL are being evaluated in a Phase 1 clinical trial in the United States with up to 18 patients with advanced melanoma and other advanced solid tumors by our partner AgonOx. The primary trial objectives are to evaluate the safety and to study the potential for enhanced therapeutic benefit from the administration of PH-762 treated DP TIL. The trial is open for the enrollment of patients.

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

Preclinical studies conducted have demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells and in various cancer cells. Similar to PH-762, preclinical studies have also shown that direct-to-tumor application of PH-894 resulted in potent and statistically significant anti-tumoral effects against distant untreated tumors, indicative of a systemic anti-tumor response. These preclinical data indicate that PH-894 can reprogram T cells and other cells in the tumor microenvironment to provide enhanced immunotherapeutic activity. We have completed the IND-enabling studies and are in the process of continuing to finalize the study reports required for an IND submission with PH-894. As a result of the reprioritization to advance our clinical trial with PH-762 in the U.S., we have elected to defer the IND submission for PH-894.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2022 Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2023	2022	Dollar Change	2023	2022	Dollar Change
Operating expenses	$2,547	$2,521	$26	$6,149	$5,161	$988
Operating loss	$(2,547)	$(2,521)	$(26)	$(6,149)	$(5,161)	$(988)
Net loss	$(2,549)	$(2,531)	$(18)	$(6,151)	$(5,173)	$(978)

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2023	2022	Dollar Change	2023	2022	Dollar Change
Research and development	$1,383	$1,304	$79	$3,517	$2,890	$627
General and administrative	1,164	1,217	(53)	2,632	2,271	361
Total operating expenses	$2,547	$2,521	$26	$6,149	$5,161	$988

Research and Development Expenses

Research and development expenses relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, research activities under our research collaboration, expenses associated with preclinical and clinical development activities and other operating costs. Our research and development programs are focused on the development of immuno-oncology therapeutics based on our INTASYL therapeutic platform. Since we commenced operations, research and development expenses have been a significant portion of our total operating expenses and are expected to constitute the majority of our spending for the foreseeable future.

Research and development expenses for the three months ended June 30, 2023 increased 6% as compared to the three months ended June 30, 2022. The increase in research and development expenses was primarily due to increased clinical-related costs of approximately $329,000 to support the two PH-762 Phase 1 clinical trials in the U.S., partially offset by decreased costs related to the completion of the Company’s IND-enabling preclinical studies for PH-894 of approximately $207,000 as compared to the prior year period.

Research and development expenses for the six months ended June 30, 2023 increased 22% as compared to the six months ended June 30, 2022. The increase in research and development expenses was primarily due to increased clinical-related costs to support the two PH-762 Phase 1 clinical trials in the U.S. of approximately $789,000, partially offset by decreased lab supply costs of $92,000 as a result of a change in headcount as compared to the prior year period.

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

General and administrative expenses for the three months ended June 30, 2023 decreased 4% as compared to the three months ended June 30, 2022. The decrease was primarily due to a total net reduction of approximately $28,000 in payroll-related expenses as a result of the changes in the Company’s Chief Executive Officer (“CEO”) position as compared to the prior year period.

General and administrative expenses for the six months ended June 30, 2023 increased 16% as compared to the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to higher legal fees of approximately $378,000, partially offset by a total net reduction of approximately $52,000 in payroll-related expenses as a result of the changes in the Company’s CEO position as compared to the prior year period.

Liquidity and Capital Resources

Historically, our primary source of funding has been through the sale of our securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At June 30, 2023, we had cash of $11,307,000 as compared with $11,781,000 at December 31, 2022.

During the quarterly period ended June 30, 2023, we completed the April 2023 Financing and June 2023 Financing (each as defined in Note 6 to our condensed consolidated interim financial statements) and received total net proceeds of $5,048,000 after deducting placement agent fees and offering expenses. For further information regarding the April 2023 Financing and June 2023 Financing, see Note 6 to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(5,479)	$(5,898)
Net cash used in investing activities	(5)	(114)
Net cash provided by (used in) financing activities	5,010	(25)
Net decrease in cash and restricted cash	$(474)	$(6,037)

Net Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 decreased by 7% as compared to the six months ended June 30, 2022, primarily due to decreased cash outflow from changes in operating assets and liabilities of $1,468,000 as a result of liabilities owed for the payments related to the IND-enabling studies with PH-894 and clinical supply manufacturing of PH-762 and PH-894 in the prior year period partially offset by an increase in net loss of $978,000.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 decreased 96% as compared to the six months ended June 30, 2022, primarily due to changes in laboratory and computer equipment purchases for our facility over the period.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 increased as compared to the net cash used in financing activities for the six months ended June 30, 2022, primarily due to the completion of the Company’s April 2023 Financing and June 2023 Financing.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2022 Form 10-K. Details of our obligations under the Clinical Co-Development Agreement with our partner AgonOx as of June 30, 2023 can be found in Note 2 of the condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018
3.2	Certificate of Amendment to the Amendment and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020
3.3	Certificate of Amendment to the Amendment and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2023
3.4	Certificate of Designation of Series D Preferred Stock, dated November 16, 2022.	Current Report on Form 8-K (File No. 001-36304)	November 16, 2022
4.1	Form of Series A Common Stock Warrant, dated April 20, 2023.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023
4.2	Form of Series B Common Stock Warrant, dated April 20, 2023.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023
4.3	Form of Existing Warrant Amendment, dated April 28, 2023.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023
4.4	Form of Series A Common Stock Warrant, dated June 2, 2023.	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023
4.5	Form of Series B Common Stock Warrant, dated June 2, 2023.	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023
4.6	Form of Pre-funded Common Stock Warrant, dated June 2, 2023.	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023
10.1	Form of Securities Purchase Agreement, dated April 18, 2023, by and between the Company and each of the Purchasers signatory thereto.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023
10.2	Form of Securities Purchase Agreement, dated May 31, 2023, by and between the Company and each of the Purchasers signatory thereto (Registered Direct Offering).	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023
10.3	Form of Securities Purchase Agreement, dated May 31, 2023, by and between the Company and each of the Purchasers signatory thereto (PIPE Private Placement).	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023
10.4	Form of Registration Rights Agreement, dated May 31, 2023, by and between the Company and each of the Purchasers signatory thereto.	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023
31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer. *
32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer. **

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive and Financial Officer)

Date: August 10, 2023

