Form 10-Q
period 2023-09-30
Phio Pharmaceuticals Corp.
filed 2023-11-09
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, Phio Pharmaceuticals Corp. had 2,443,447 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$8,407	$11,781
Restricted cash	50	50
Prepaid expenses and other current assets	871	615
Total current assets	9,328	12,446
Right of use asset	66	161
Property and equipment, net	142	183
Other assets	3	24
Total assets	$9,539	$12,814
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173	$779
Accrued expenses	2,083	1,025
Lease liability	70	135
Total current liabilities	2,326	1,939
Lease liability, net of current portion	–	35
Total liabilities	2,326	1,974
Commitments and contingencies (Note 2)
Series D Preferred Stock, $0.0001 par value; 0 and 1 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022, respectively	–	2
Stockholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,307,385 and 1,139,024 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	–	–
Additional paid-in capital	144,524	139,218
Accumulated deficit	(137,311)	(128,380)
Total stockholders’ equity	7,213	10,838
Total liabilities, preferred stock and stockholders’ equity	$9,539	$12,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,808	$2,508	$5,325	$5,398
General and administrative	968	1,063	3,600	3,334
Total operating expenses	2,776	3,571	8,925	8,732
Operating loss	(2,776)	(3,571)	(8,925)	(8,732)
Total other expense, net	(4)	(5)	(6)	(17)
Net loss	$(2,780)	$(3,576)	$(8,931)	$(8,749)
Net loss per common share:
Basic and diluted	$(1.14)	$(3.14)	$(5.03)	$(7.70)
Weighted average number of common shares outstanding
Basic and diluted	2,440,164	1,138,571	1,775,043	1,135,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

For the Three and Nine Months	Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
Ended September 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1	$2	1,139,024	$–	$139,218	$(128,380)	$10,838
Cash-in-lieu of fractional shares for reverse stock split	–	–	(1,706)	–	(11)	–	(11)
Redemption of preferred stock	(1)	(2)	–	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	18,080	–	–	–	–
Shares withheld for payroll taxes	–	–	(4,816)	–	(25)	–	(25)
Stock-based compensation expense	–	–	–	–	111	–	111
Net loss	–	–	–	–	–	(3,602)	(3,602)
Balance at March 31, 2023	–	$–	1,150,582	$–	$139,293	$(131,982)	$7,311
Issuance of common stock and warrants, net of offering costs	–	–	659,629	–	5,048	–	5,048
Issuance of common stock upon exercise of warrants	–	–	175,000	–	–	–	–
Stock-based compensation expense	–	–	–	–	94	–	94
Net loss	–	–	–	–	–	(2,549)	(2,549)
Balance at June 30, 2023	–	$–	1,985,211	$–	$144,435	$(134,531)	$9,904
Issuance of common stock upon exercise of warrants	–	–	320,290	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	2,000	–	–	–	–
Shares withheld for payroll taxes	–	–	(116)	–	–	–	–
Stock-based compensation expense	–	–	–	–	89	–	89
Net loss	–	–	–	–	–	(2,780)	(2,780)
Balance at September 30, 2023	–	$–	2,307,385	$–	$144,524	$(137,311)	$7,213

For the Three and Nine Months Ended	Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
September 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	–	$–	1,127,917	$–	$138,832	$(116,900)	$21,932
Issuance of common stock upon vesting of restricted stock units	–	–	12,943	–	–	–	–
Shares withheld for payroll taxes	–	–	(2,633)	–	(25)	–	(25)
Stock-based compensation expense	–	–	–	–	186	–	186
Net loss	–	–	–	–	–	(2,642)	(2,642)
Balance at March 31, 2022	–	$–	1,138,227	$–	$138,993	$(119,542)	$19,451
Stock-based compensation expense	–	–	–	–	83	–	83
Net loss	–	–	–	–	–	(2,531)	(2,531)
Balance at June 30, 2022	–	$–	1,138,227	$–	$139,076	$(122,073)	$17,003
Issuance of common stock upon vesting of restricted stock units	–	–	1,064	–	–	–	–
Shares withheld for payroll taxes	–	–	(293)	–	(3)	–	(3)
Stock-based compensation expense	–	–	–	–	103	–	103
Net loss	–	–	–	–	–	(3,576)	(3,576)
Balance at September 30, 2022	–	$–	1,138,998	$–	$139,176	$(125,649)	$13,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,931)	$(8,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	56
Amortization of right of use asset	95	91
Stock-based compensation	294	372
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(235)	(220)
Accounts payable	(606)	260
Accrued expenses	1,058	(1,141)
Lease liability	(100)	(93)
Net cash used in operating activities	(8,379)	(9,424)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(5)	(121)
Net cash used in investing activities	(5)	(121)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	5,048	–
Cash in lieu of fractional shares for reverse stock split	(11)	–
Redemption of Series D preferred stock	(2)	–
Payment of taxes on net share settlements of restricted stock units	(25)	(28)
Net cash provided by (used in) financing activities	5,010	(28)
Net decrease in cash and restricted cash	(3,374)	(9,573)
Cash and restricted cash at the beginning of period	11,831	24,107
Cash and restricted cash at the end of period	$8,457	$14,534

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the totals above:

	September 30,
	2023	2022
Cash	$8,407	$14,484
Restricted cash	50	50
Cash and restricted cash	$8,457	$14,534

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures that are included in the Company’s annual consolidated financial statements, but that are not required for interim reporting purposes, have been condensed or omitted. Additionally, the Company made adjustments to the outstanding stock option and unvested restricted stock unit balances, and related per share amounts, at December 31, 2022 to reflect final revisions to those outstanding equity awards as a result of the Company’s reverse stock split. The adjustment had no effect on the Company’s condensed consolidated financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023 (the “2022 Form 10-K”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas subject to significant estimates and judgement include, among others, those related to the fair value of equity awards, accruals for research and development expenses, useful lives of property and equipment, and the valuation allowance on the Company’s deferred tax assets. On an ongoing basis the Company evaluates its estimates and bases its estimates on historical experience and other relevant assumptions that the Company believes are reasonable under the circumstances. Actual results could differ materially from these estimates.

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

The Company recognized approximately $606,000 and $906,000 of expense in connection with these efforts during the three and nine months ended September 30, 2023, respectively. No expense under the Clinical Co-Development Agreement was recognized during the three and nine months ended September 30, 2022.

There is approximately $2,964,000 of remaining costs not yet incurred under the Clinical Co-Development Agreement as of September 30, 2023.

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

At September 30, 2023 and December 31, 2022, the Company categorized its restricted cash of $50,000 as Level 2 hierarchy. Restricted cash consists of certificates of deposit held by financial institutions as collateral for the Company’s corporate credit cards. The assets classified as Level 2 have initially been valued at the applicable transaction price and subsequently valued, at the end of each reporting period, using other market observable data. Observable market data points include quoted prices, interest rates, reportable trades and other industry and economic events.

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

The lease for the Company’s corporate headquarters represents all of its significant lease obligations. The amounts reported in the condensed consolidated balance sheets for the operating lease in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	September 30, 2023	December 31, 2022
Assets
Right of use asset	$66	$161
Liabilities
Lease liability, current	70	135
Lease liability, non-current	–	35
Total lease liability	$70	$170
Lease Term and Discount Rate
Weighted average remaining lease term	0.50	1.25
Weighted average discount rate	4.70%	4.70%

Operating lease costs included in operating expense were $33,000 for the three months ended September 30, 2023 and 2022. Operating lease costs included in operating expense were $99,000 for the nine months ended September 30, 2023 and 2022.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows was $35,000 and $34,000 for the three months ended September 30, 2023 and 2022, respectively. Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flow was $104,000 and $101,000 for the nine months ended September 30, 2023 and 2022, respectively.

Future lease payments for the Company’s non-cancellable operating lease and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of September 30, 2023 is as follows, in thousands:

2023 (remaining)	$36
2024	35
Total lease payments	71
Less: Imputed interest	(1)
Total operating lease liability	$70

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

The Series D Preferred Stock was redeemed in whole on January 4, 2023, upon the approval by the Company’s stockholders of a Reverse Stock Split, such that, at September 30, 2023, there were no shares of Series D Preferred Stock authorized, issued or outstanding and all of the Company’s authorized shares of preferred stock were undesignated.

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

In connection with the April 2023 Financing, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with the participating investors to amend the exercise price of certain existing warrants to purchase up to an aggregate of 191,619 shares of common stock that were previously issued in April 2018 through January 2021, such that each of the amended warrants have an exercise price of $5.40 per share. The Company received $24,000 as consideration in connection with the Warrant Amendment Agreements. The Company assessed the amendments to the exercise price of the warrants under the FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and determined that the amendment to the exercise price was completed in connection with and contingent on the close of the April 2023 Financing. The increase in fair value of $293,000 related to the Warrant Amendment Agreements was recognized as an equity issuance cost and recorded in additional paid in capital per ASC 815.

June 2023 Financing — On June 2, 2023, the Company completed a registered direct offering and a concurrent private placement of a total of: 233,646 registered shares and 72,000 unregistered shares of the Company’s common stock each at a purchase price per share of $4.28, unregistered pre-funded warrants to purchase up to an aggregate of 628,935 shares of common stock at a purchase price per share of $4.279 and with an exercise price of $0.001 per share, unregistered five and one-half year term Series A warrants to purchase up to an aggregate of 934,581 shares of common stock at an exercise price of $4.03 per share and unregistered eighteen month term Series B warrants to purchase up to an aggregate of 934,581 shares of common stock at an exercise price of $4.03 per share (collectively, the “June 2023 Financing”). In addition, the Company issued unregistered warrants to the placement agent, HCW, in the June 2023 Financing to purchase a total of 70,094 shares of common stock at an exercise price of $5.35 per share. Net proceeds to the Company from the June 2023 Financing were $3,510,000 after deducting placement agent fees and offering expenses.

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

The Company then applied and followed the applicable accounting guidance in ASC Topic 815. Financial instruments are accounted for as either derivative liabilities or equity instruments depending on the specific terms of the agreement. The warrants issued in the April 2023 Financing and June 2023 Financing did not meet the definition of a derivative instrument as they are indexed to the Company’s common stock and classified within stockholders’ equity. Based on this determination, the warrants issued in the April 2023 Financing and June 2023 Financing were classified within stockholders’ equity.

During the three and nine months ended September 30, 2023, shares of common stock issued related to exercises from the pre-funded warrants issued in the June 2023 Financing totaled 320,290 and 495,290, respectively. The Company realized proceeds of $320 and $495, respectively, from the exercises of the pre-funded warrants. There were no warrants exercised during the three and nine months ended September 30, 2022.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at September 30, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2022	545,401	$54.53
Issued	3,302,706	4.46
Exercised	(495,290)	0.001
Expired	(1,837)	1,245.59
Outstanding at September 30, 2023	3,350,980	$9.09

The Company’s outstanding warrants as of September 30, 2023 expire at various dates between October 2023 and December 2028.

7. Stock-based Compensation

In July 2023, the Company’s stockholders approved an amendment to the Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) to increase the number of shares authorized for issuance thereunder by 125,500 shares.

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2020 Plan or as inducement grants issued outside of the 2020 Plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of certain service requirements. Upon vesting, each outstanding RSU will be settled for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The fair value of the RSUs awarded are based upon the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2022	47,335	$15.03
Granted	43,500	5.24
Vested	(20,080)	16.34
Forfeited	(1,500)	5.24
Unvested units at September 30, 2023	69,255	$12.93

There were no RSU grants during the three months ended September 30, 2023. The weighted-average fair value of RSUs granted during the nine months ended September 30, 2023 was $5.24. The weighted-average fair value of RSUs granted during the three and nine months ended September 30, 2022 was $9.00 and $10.32, respectively.

Stock-based compensation expense related to RSUs was $89,000 and $294,000 for the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense related to RSUs was $98,000 and $359,000 for the three and nine months ended September 30, 2022, respectively.

The aggregate fair value of awards that vested during the nine months ended September 30, 2023 and 2022 was $100,000 and $138,000, respectively, which represents the market value of the Company’s common stock on the date that the RSUs vested.

Stock Options

Stock options are available to be issued under the 2020 Plan and are generally subject to graded vesting and the satisfaction of certain service requirements. Upon the exercise of a stock option, the Company issues new shares and delivers them to the recipient. The Company does not expect to net share settle to satisfy stock option exercises.

The Company used the Black-Scholes option-pricing model to determine the fair value of all its option grants. The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption was based upon the Company’s own implied volatility. The expected life assumption used for option grants was based upon the simplified method provided for under the FASB ASC Topic 718, “Compensation – Stock Compensation”. The dividend yield assumption was based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	177	$35,231.40
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	(50)	82,948.68
Balance at September 30, 2023	127	$16,445.06	$–
Exercisable at September 30, 2023	127	$16,445.06	$–

Stock-based compensation expense related to stock options for the three and nine months ended September 30, 2022 was $5,000 and $13,000, respectively. As of September 30, 2022, the compensation expense for all unvested stock options had been recognized in the Company’s results of operations.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$51	$54	$163	$163
General and administrative	38	49	131	209
Total stock-based compensation	$89	$103	$294	$372

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

The weighted average number of common shares outstanding as of September 30, 2023 includes the pre-funded warrants issued in connection with the June 2023 Financing, the exercise of which requires nominal consideration for the delivery of the shares of common stock.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2023	2022
Stock options	127	142
Unvested restricted stock units	69,255	57,017
Warrants[1]	3,217,335	545,401
Total	3,286,717	602,560

__________________

1 The weighted average number of common shares outstanding as of September 30, 2023 includes pre-funded warrants issued in the June 2023 Financing because the exercise of such warrants requires only nominal consideration. Therefore, these pre-funded warrants are not included in the table above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023 (the “2022 Form 10-K”).

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

Our preclinical studies have demonstrated that direct-to-tumor application of PH-762 resulted in potent anti-tumoral effects and have shown that direct-to-tumor treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Importantly, direct-to-tumor administration of PH-762 resulted in activity against distant untreated tumors, indicative of a systemic anti-tumor response. We believe these data further support the potential for PH-762 to provide a strong local immune response without the dose immune-related adverse effects seen with systemic antibody therapy.

In November 2023, we announced the first patient dosed in our U.S. multi-center Phase 1b clinical trial with PH-762 under a previously cleared Investigational New Drug (“IND”) application by the Food and Drug Administration. Intratumoral injection of PH-762 in this dose-escalating trial will treat patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma and is currently open for continued enrollment of patients. This trial is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762.

Given our intention to focus our efforts and resources on our U.S. clinical trial with PH-762, we have completed the winding down process for our first-in-human clinical trial for PH-762 in France, which was limited to the treatment of patients with metastatic melanoma. Safety data from the initial cohort of three patients in the French clinical trial were evaluated by a data monitoring committee in the first quarter of 2023. The safety data review disclosed no dose-limiting toxicity, and no drug-related severe or serious adverse events.

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

In March 2021, we entered into a clinical co-development collaboration agreement (the “Clinical Co-Development Agreement”) with AgonOx to develop a T cell-based therapy using PH-762 and AgonOx’s DP TIL. Under the Clinical Co-Development Agreement, we committed to provide financial support for development costs of up to $4 million to AgonOx for expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in patients with advanced melanoma and other advanced solid tumors. We are also eligible to receive certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology.

PH-762 treated DP TIL are being evaluated in a Phase 1 clinical trial in the United States with up to 18 patients with advanced melanoma and other advanced solid tumors by AgonOx. The primary trial objectives are to evaluate the safety and to study the potential for enhanced therapeutic benefit from the administration of PH-762 treated DP TIL. The Company announced the first patient was dosed in August 2023 and the trial is open for the continued enrollment of patients.

As of September 30, 2023, there is approximately $2,964,000 of remaining costs not yet incurred under the Clinical Co-Development Agreement.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2022 Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2023	2022	Dollar Change	2023	2022	Dollar Change
Operating expenses	$2,776	$3,571	$(795)	$8,925	$8,732	$193
Operating loss	$(2,776)	$(3,571)	$795	$(8,925)	$(8,732)	$(193)
Net loss	$(2,780)	$(3,576)	$796	$(8,931)	$(8,749)	$(182)

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2023	2022	Dollar Change	2023	2022	Dollar Change
Research and development	$1,808	$2,508	$(700)	$5,325	$5,398	$(73)
General and administrative	968	1,063	(95)	3,600	3,334	266
Total operating expenses	$2,776	$3,571	$(795)	$8,925	$8,732	$193

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

Research and development expenses for the three months ended September 30, 2023 decreased 28% as compared to the three months ended September 30, 2022. The decrease in research and development expenses was primarily due to the completion of our IND-enabling preclinical studies for PH-894 of approximately $1,515,000, partially offset by an increase in clinical-related costs of approximately $788,000 for our two U.S. PH-762 Phase 1 clinical trials as compared to the prior year period.

Research and development expenses for the nine months ended September 30, 2023 decreased 1% as compared to the nine months ended September 30, 2022. The change in research and development expenses was primarily due to a decrease in costs related to the completion of our IND-enabling preclinical studies for PH-894 of approximately $1,562,000 and reduced lab supplies of approximately $218,000 as a result of a decrease in lab personnel, partially offset by an increase in clinical-related costs of approximately $1,647,000 for our two U.S. PH-762 Phase 1 clinical trials as compared to the prior year period.

We anticipate research and development expenses to increase as a result of our clinical-related activities as our programs progress in clinical development.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal and patent-related activities, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended September 30, 2023 decreased 9% as compared to the three months ended September 30, 2022. The decrease was primarily due to the reduced use of business development consultants of approximately $73,000 as compared to the prior year period.

General and administrative expenses for the nine months ended September 30, 2023 increased 8% as compared to the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to higher legal fees of approximately $359,000 and audit fees of $62,000, partially offset by decreases in payroll-related expenses, including executive search-related fees, of approximately $190,000 due to changes in headcount as compared to the prior year period.

Liquidity and Capital Resources

Historically, our primary source of funding has been through the sale of our securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At September 30, 2023, we had cash of $8,407,000 as compared with $11,781,000 at December 31, 2022.

During the nine months ended September 30, 2023, we completed the April 2023 Financing and June 2023 Financing (each as defined in Note 6 to our condensed consolidated interim financial statements) and received total net proceeds of $5,048,000 after deducting placement agent fees and offering expenses. For further information regarding the April 2023 Financing and June 2023 Financing, see Note 6 to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report.

We have limited cash resources, have reported recurring losses from operations since inception and have not yet received product revenues. These factors raise substantial doubt regarding our ability to continue as a going concern, and our current cash resources may not provide sufficient capital to fund operations for at least the next 12 months from the date of the release of the financial statements included elsewhere in this Quarterly Report. Our continuation as a going concern depends upon our ability to raise additional capital through equity offerings, debt offerings and/or strategic opportunities to fund our operations. There can be no assurance that we will be successful in accomplishing any of these plans in order to continue as a going concern. The financial statements included elsewhere in this Quarterly Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(8,379)	$(9,424)
Net cash used in investing activities	(5)	(121)
Net cash provided by (used in) financing activities	5,010	(28)
Net decrease in cash and restricted cash	$(3,374)	$(9,573)

Net Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 decreased 11% as compared to the nine months ended September 30, 2022, primarily due to decreased cash outflows from changes in operating assets and liabilities of $1,311,000 as a result of liabilities owed for the payments related to the IND-enabling studies with PH-894 and clinical supply manufacturing of PH-762 and PH-894 in the prior year period partially offset by an increase in net loss of $182,000 and non-cash related items of $84,000.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 decreased 96% as compared to the nine months ended September 30, 2022, primarily due to changes in laboratory and computer equipment purchases for our facility over the comparative period.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 increased as compared to the net cash used in financing activities for the nine months ended September 30, 2022, primarily due to the completion of our April 2023 Financing and June 2023 Financing.

Contractual Obligations

The Company does not intend to renew the lease for its corporate headquarters and primary research facility in Marlborough, Massachusetts, which will expire on March 31, 2024. Beginning in April of 2024, we expect to continue operations as a fully remote business.

Details of our obligations under the Clinical Co-Development Agreement with our partner AgonOx as of September 30, 2023 can be found in Note 2 of the condensed consolidated interim financial statements included elsewhere in this Quarterly Report. Outside of the above, there have been no material changes to the contractual obligations as disclosed in our 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10.1	2020 Phio Pharmaceuticals Corp. Long Term Incentive Plan, as amended and restated. *#
10.2	Form of Nonqualified Stock Option Award under the Company’s 2020 Long Term Incentive Plan.*#
31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer. *
32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer. **

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

_________________

*	Filed herewith.
**	Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive and Financial Officer)

Date: November 9, 2023

