Form 10-Q
period 2024-03-31
Phio Pharmaceuticals Corp.
filed 2024-05-09
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36304

Phio Pharmaceuticals Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-3215903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Apex Drive, Suite 300A, PMB 2006, Marlborough, MA 01752

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

As of May 3, 2024, Phio Pharmaceuticals Corp. had 4,591,700 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,475	$8,490
Prepaid expenses and other current assets	373	832
Total current assets	6,848	9,322
Right of use asset	–	33
Property and equipment, net	2	6
Other assets	3	3
Total assets	$6,853	$9,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$320	$657
Accrued expenses	929	942
Lease liability	–	35
Total current liabilities	1,249	1,634
Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,591,700 and 3,747,329 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	–	–
Additional paid-in capital	146,964	146,936
Accumulated deficit	(141,360)	(139,206)
Total stockholders’ equity	5,604	7,730
Total liabilities and stockholders’ equity	$6,853	$9,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$1,148	$2,134
General and administrative	1,061	1,468
Total operating expenses	2,209	3,602
Operating loss	(2,209)	(3,602)
Total other income, net	55	–
Net loss	$(2,154)	$(3,602)
Net loss per common share:
Basic and diluted	$(0.47)	$(3.15)
Weighted average number of common shares outstanding:
Basic and diluted	4,580,072	1,142,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
For the Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	–	$–	3,747,329	$–	$146,936	$(139,206)	$7,730
Issuance of common stock upon exercise of warrants	–	–	826,370	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	24,198	–	–	–	–
Shares withheld for payroll taxes	–	–	(6,197)	–	(4)	–	(4)
Stock-based compensation expense	–	–	–	–	32	–	32
Net loss	–	–	–	–	–	(2,154)	(2,154)
Balance at March 31, 2024	–	$–	4,591,700	$–	$146,964	$(141,360)	$5,604

	Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
For the Three Months Ended March 31, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1	$2	1,139,024	$–	$139,218	$(128,380)	$10,838
Cash-in-lieu of fractional shares for reverse stock split	–	–	(1,706)	–	(11)	–	(11)
Redemption of preferred stock	(1)	(2)	–	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	18,080	–	–	–	–
Shares withheld for payroll taxes	–	–	(4,816)	–	(25)	–	(25)
Stock-based compensation expense	–	–	–	–	111	–	111
Net loss	–	–	–	–	–	(3,602)	(3,602)
Balance at March 31, 2023	–	$–	1,150,582	$–	$139,293	$(131,982)	$7,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,154)	$(3,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	16
Amortization of right of use asset	33	31
Loss on disposal of property and equipment	3	–
Stock-based compensation	32	111
Changes in operating assets and liabilities:
Prepaid expenses and other assets	459	314
Accounts payable	(337)	123
Accrued expenses	(13)	331
Lease liability	(35)	(32)
Net cash used in operating activities	(2,011)	(2,708)
Cash flows from financing activities:
Cash in lieu of fractional shares for reverse stock split	–	(11)
Redemption of Series D preferred stock	–	(2)
Payment of taxes on net share settlements of restricted stock units	(4)	(25)
Net cash used in financing activities	(4)	(38)
Net decrease in cash, cash equivalents and restricted cash	(2,015)	(2,746)
Cash, cash equivalents and restricted cash at the beginning of period	8,490	11,831
Cash, cash equivalents and restricted cash at the end of period	$6,475	$9,085

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals above:

	March 31,
	2024	2023
Cash and cash equivalents	$6,475	$9,035
Restricted cash	–	50
Cash, cash equivalents and restricted cash	$6,475	$9,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Nature of Operations

Phio Pharmaceuticals Corp. (“Phio” or the “Company”) is a clinical stage biotechnology company whose proprietary INTASYL™ small interfering RNA gene silencing technology is designed to make immune cells more effective in killing tumor cells. The Company is developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems.

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”). Interim results are not necessarily indicative of results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MirImmune, LLC. All material intercompany accounts have been eliminated in consolidation.

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

The Company has limited cash resources, has reported recurring losses from operations since inception, has negative operating cash flows and has not yet received product revenues. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern, and the Company’s current cash resources may not provide sufficient capital to fund operations for at least the next 12 months from the date of the release of these condensed consolidated financial statements. The continuation of the Company as a going concern depends upon the Company’s ability to raise additional capital through an equity offering, debt offering and/or strategic opportunity to fund its operations. There can be no assurance that the Company will be successful in accomplishing these plans in order to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Other than as set forth above, there have been no material changes to the significant accounting policies disclosed in the Company’s 2023 Form 10-K.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) – Improvements to Reporting Segment Disclosures” (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis. In addition, ASU 2023-07 clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The enhanced disclosures are required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and disclosures, but does not expect that it will have a material impact on its consolidated financial statements.

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

The Company recognizes its share of costs arising from research and development activities performed by AgonOx in the Company’s condensed consolidated financial statements in the period AgonOx incurs such expense. Phio will be entitled to certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology.

The Company recognized approximately $50,000 and $119,000 of expense in connection with these efforts during the three months ended March 31, 2024 and 2023, respectively.

On May 8, 2024, the Company terminated its Clinical Co-Development Agreement with AgonOx, effective immediately. Effective as of the date of the termination, the Clinical Co-Development Agreement and the continuing obligations of the Company and AgonOx thereunder will be terminated in their entirety. The Company will no longer be required to provide financial support for the development costs incurred under the Clinical Co-Development Agreement or be entitled to certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology.

The Company will pay to AgonOx all Company payment obligations that have accrued prior to the termination of the Clinical Co-Development Agreement. The Company intends to pay to AgonOx future fees to be incurred for patients that were treated in the Phase 1 clinical trial as of the date of termination. The Company estimates that such payments to be made to AgonOx will amount to approximately $388,000, which primarily relate to the Company’s accrued obligations under the Clinical Co-Development Agreement as of March 31, 2024, as well as future fees to be incurred for patients that were treated in the Phase 1 clinical trial and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, the Company and AgonOx shall meet and discuss the orderly wind-down of the Phase 1 clinical trial. Each of the Company and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial. See Item 5. Other Information included elsewhere in this Quarterly Report for further information.

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

As of March 31, 2024, the Company categorized its cash equivalents as Level 1 hierarchy as the carrying amounts approximate their fair value due to their short-term nature and market rates of interest. As of December 31, 2023, the Company did not identify any financial instruments required to be presented at fair value.

Description	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6,379	$6,379	$–	$–
Total	$6,379	$6,379	$–	$–

The carrying amounts of cash, accounts payable and accrued expenses of the Company approximate their fair values due to their short-term nature.

4. Leases

The Company’s lease for its corporate headquarters and primary research facility in Marlborough, Massachusetts was for a total of 7,581 square feet of office and laboratory space and expired on March 31, 2024. The lease agreement did not contain information to determine the borrowing rate implicit in the lease. As such, the Company calculated its incremental borrowing rate based on what the Company would have to pay to borrow on a collateralized basis over the lease term for an amount equal to the remaining lease payments, taking into consideration such assumptions as, but not limited to, the U.S. treasury yield rate and borrowing rates from a creditworthy financial institution using the above lease factors. The Company has continued operations as a primarily remote business with the expiration of the lease, but has contracted a private mailbox with an address of 11 Apex Drive, Suite 300A, PMB 2006, Marlborough, MA 01752 to use as its principal mailing address for SEC and other purposes.

The Company entered into a lease for a laboratory facility located at 17 Briden Street, Worcester, Massachusetts, which commenced on March 1, 2024. The lease covers 321 square feet of rentable space and expires on September 1, 2024. The total base rent for the premises over the term is expected to be $15,000 and the Company has the option to renew for additional 6-month periods. The Company made an accounting policy election under the FASB ASC Topic 824, “Leases” not to recognize leases with a term less than one year on the balance sheet and that do not contain a purchase option. Under the short-term lease election, the Company will recognize the lease payments for the laboratory facility on a straight-line basis over the lease term.

The lease for the Company’s corporate headquarters represented all of our significant lease obligations.

The amounts reported in the condensed consolidated balance sheets for the Company’s corporate headquarters classified as an operating lease in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	March 31, 2024	December 31, 2023
Assets
Right of use asset	$–	$33
Liabilities
Lease liability	$–	$35
Lease Term and Discount Rate
Weighted average remaining lease term	–	0.25
Weighted average discount rate	4.70%	4.70%

Operating lease costs included in operating expense were $33,000 for the three months ended March 31, 2024 and 2023, respectively.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows was $35,000 and $34,000 for the three months ended March 31, 2024 and 2023, respectively.

5. Stockholders’ Equity

Warrants

The Company first assesses warrants that are issued by the Company under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether the warrants are within the scope of ASC 480. If there are no instances outside of the Company’s control that could require cash settlement, the Company then applies and follows the applicable accounting guidance in the FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Financial instruments are accounted for as either derivative liabilities or equity instruments depending on the specific terms of the agreement. Based on the assessment of the warrants issued by the Company under the guidance in ASC 480 and ASC 815, the warrants issued by the Company have been classified within stockholder’s equity.

In December 2023, the Company entered into an inducement letter agreement (the “Inducement Letter Agreement”) with certain holders of the Company’s existing warrants to purchase up to an aggregate of 2,130,252 shares of the Company’s common stock (the “December 2023 Financing”). Pursuant to the terms of the Inducement Letter Agreement, in the event that the exercise of the existing warrants in the December 2023 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, an aggregate of 826,370 shares of common stock were held in abeyance (the “Abeyance Shares”) with such Abeyance Shares evidenced through the holder’s existing warrants and which were deemed to be prepaid. The Abeyance Shares were held until notice was received by the holder that the balance of the shares of common stock could be issued in compliance with such beneficial ownership limitations and were exercised pursuant to a notice of exercise from the holder. Until such time, the Abeyance Shares were evidenced through the holder’s existing warrants and have been included in the Company’s table of outstanding warrants below.

During the three months ended March 31, 2024, all of the Abeyance Shares were released and issued. There were no warrant exercises during the three months ended March 31, 2023.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at March 31, 2024:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2023	6,331,288	$3.68
Issued	–	–
Exercised	(826,370)	1.33
Expired	–	–
Outstanding at March 31, 2024	5,504,918	$4.03

6. Stock-based Compensation

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) or as inducement grants issued outside of the 2020 Plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of certain service requirements. RSUs granted by the Company to employees generally vest annually over 3 years after the grant date and over 1 year after the grant date for non-employee members of the Board of Directors. Upon vesting, each outstanding RSU will be settled for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The Company does not expect to repurchase shares to satisfy RSU vests. The fair value of the RSUs awarded are based upon the Company’s closing stock price at the grant date and are expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2023	49,683	$8.32
Granted	–	–
Vested	(24,198)	8.80
Forfeited	(6,903)	10.96
Unvested units at March 31, 2024	18,582	$6.70

There were no RSUs granted during the three months ended March 31, 2024. The weighted-average fair value of RSUs granted during the three months ended March 31, 2023 was $5.24.

Stock-based compensation expense related to RSUs was $26,000 and $111,000 for the three months ended March 31, 2024 and 2023, respectively.

The aggregate fair value of awards that vested during the three months ended March 31, 2024 and 2023 was $17,000 and $95,000, respectively, which represents the market value of the Company’s common stock on the date that the RSUs vested.

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption is based upon the Company’s own implied volatility. As the Company has limited stock option exercise information, the expected life assumption used for option grants is based upon the simplified method provided for under the FASB ASC Topic 718, “Compensation — Stock Compensation”. The dividend yield assumption is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

The Company did not grant any stock options during the three months ended March 31, 2024 and 2023.

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	10,084	$134.86
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	(23)	13,541.48
Balance at March 31, 2024	10,061	$104.21	$–
Exercisable at March 31, 2024	10,061	$104.21	$–

Stock-based compensation expense related to stock options for the three months ended March 31, 2024 was $6,000. The Company did not have any stock-based compensation expense related to stock options for the three months ended March 31, 2023.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three months ended March 31, 2024 and 2023, in thousands:

	March 31,
	2024	2023
Research and development	$(11)	$63
General and administrative	43	48
Total stock-based compensation	$32	$111

7. Net Loss per Common Share

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2024	2023
Stock options	10,061	177
Unvested RSUs	18,582	72,755
Warrants	5,504,918	545,401
Total	5,533,561	618,333

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”).

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Risks that could cause actual results to vary from expected results expressed in our forward-looking statements include, but are not limited to, the impact to our business and operations by inflationary pressures, rising interest rates, recession fears, the development of our product candidates, our ability to execute on business strategies, our ability to develop our product candidates with collaboration partners, if any, and the success of any such collaborations, the timeline and duration for advancing our product candidates into clinical development, results from our preclinical and clinical activities, the timing or likelihood of regulatory filings and approvals, the success of our efforts to commercialize our product candidates if approved, our ability to manufacture and supply our product candidates for clinical activities, and for commercial use if approved, the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platform, and our ability to obtain future financing. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including those identified in our 2023 Form 10-K under the heading “Risk Factors” and in other filings the Company periodically makes with the SEC. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report except as required by law.

Overview

Phio is a clinical stage biotechnology company whose proprietary INTASYL™ small interfering RNA gene silencing technology is designed to make immune cells more effective in killing tumor cells. We are developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems.

Cost Rationalization

In 2023, we implemented a cost rationalization program driven by our transition from a research company to a product development company. This transition resulted in a decision not to renew the lease for our corporate headquarters and primary research facility in Marlborough, Massachusetts, which expired on March 31, 2024. As of April 1, 2024, we have continued operations primarily as a remote business with a laboratory facility in Worcester, Massachusetts. Additionally, we rationalized research personnel and reduced our headcount by approximately 36%. These expense reductions have been redirected to funding the Phase 1b clinical trial with PH-762 directed toward skin cancer.

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

PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762 and is expected to enroll up to 30 patients. In November 2023, we announced the dosing of the first patient under a previously cleared Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration. The first two patients enrolled in our first cohort have completed treatment with PH-762 with no reported adverse events. The trial is currently open for the continued enrollment of patients and expects to complete enrollment of patients in the second quarter of 2025.

AgonOx Collaboration

Due to INTASYL’s ease of administration, we have shown that our compounds can easily be incorporated into current adoptive cell therapy (“ACT”) manufacturing processes. In ACT, T cells are usually taken from a patient's own blood or tumor tissue, grown in large numbers in a laboratory, and then given back to the patient to help the immune system fight cancer. By treating T cells with our INTASYL compounds while they are being grown in the laboratory, we believe our INTASYL compounds can improve these immune cells to make them more effective in killing cancer. Preclinical data generated in collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer, demonstrated that treating AgonOx’s “double positive” tumor infiltrating lymphocytes (“DP TIL”) with PH-762 increased their tumor killing activity by two-fold.

In February 2021, we entered into a clinical co-development collaboration agreement (the “Clinical Co-Development Agreement”) with AgonOx to develop a T cell-based therapy using PH-762 and AgonOx’s DP TIL. Under the Clinical Co-Development Agreement, we had agreed to reimburse AgonOx up to $4 million in expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in patients with advanced melanoma and other advanced solid tumors. We were also eligible to receive certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology.

On May 8, 2024, we terminated the Clinical Co-Development Agreement with AgonOx, effective immediately. Effective as of the date of the termination, the Clinical Co-Development Agreement and our continuing obligations and those of AgonOx thereunder will be terminated in their entirety. We will no longer be required to provide financial support for the development costs incurred under the Clinical Co-Development Agreement or be entitled to certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology. We will pay to AgonOx all payment obligations that have accrued prior to the termination of the Clinical Co-Development Agreement. We intend to pay to AgonOx future fees to be incurred for patients that were treated in the Phase 1 clinical trial as of the date of termination. We estimate that such payments to be made to AgonOx will amount to approximately $388,000, which primarily relate to our accrued obligations under the Clinical Co-Development Agreement as of March 31, 2024, as well as future fees to be incurred for patients that were treated in the Phase 1 clinical trial and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, we and AgonOx shall meet and discuss the orderly wind-down of the Phase 1 clinical trial. Each of us and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial. See Item 5. Other Information included elsewhere in this Quarterly Report for further information.

Prior to the termination of the Clinical Co-Development Agreement with AgonOx, PH-762 treated DP TIL were being evaluated in a Phase 1 clinical trial in the United States with up to 18 patients with advanced melanoma and other advanced solid tumors by AgonOx. The primary trial objectives were to evaluate the safety and to study the potential for enhanced therapeutic benefit from the administration of PH-762 treated DP TIL. AgonOx had enrolled three patients. The first two patients were treated with DP TIL only and the third patient was treated with a combination of DP TIL and PH-762.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2023 Form 10-K.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,		Dollar
	2024	2023	Change
Operating expenses	$2,209	$3,602	$(1,393)
Operating loss	$(2,209)	$(3,602)	$1,393
Net loss	$(2,154)	$(3,602)	$1,448

Comparison of the Three Months Ended March 31, 2024 and 2023

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,		Dollar
	2024	2023	Change
Research and development	$1,148	$2,134	$(986)
General and administrative	1,061	1,468	(407)
Total operating expenses	$2,209	$3,602	$(1,393)

Research and Development Expenses

Research and development expenses relate to compensation and benefits for research and development personnel, facility-related expenses, supplies, external services, costs to acquire technology licenses, research activities under our research collaboration agreement, expenses associated with preclinical and clinical development activities and other operating costs. Our research and development programs are focused on the development of immuno-oncology therapeutics based on our INTASYL therapeutic platform. Since we commenced operations, research and development expenses have been a significant portion of our total operating expenses and are expected to constitute the majority of our spending for the foreseeable future.

Research and development expenses for the three months ended March 31, 2024 decreased 46% as compared with the three months ended March 31, 2023. The decrease in research and development expenses was primarily driven by our cost rationalization measures in transitioning from a research company to a product development company resulting in a decrease of $305,000 of expense due to the wind-down of preclinical studies, $170,000 in salary-related costs, including stock-based compensation expense, and $108,000 in lab supplies associated with the reduction in headcount, in addition to a decrease in clinical consulting fees of $225,000 incurred in connection with our IND filing for PH-762 in the prior period and a decrease of $131,000 in manufacturing fees for PH-762.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal and patent-related activities, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended March 31, 2024 decreased 28% as compared with the three months ended March 31, 2023. The decrease in general and administrative expenses was primarily due to decreases in consulting expenses of $102,000 and legal expenses of $211,000 as compared to the prior year period.

Liquidity and Capital Resources

Historically, our primary source of funding has been through the sale of our securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At March 31, 2024, we had cash of $6,475,000 as compared with $8,490,000 at December 31, 2023.

We have limited cash resources, have reported recurring losses from operations since inception, have negative operating cash flows and have not yet received product revenues. These factors raise substantial doubt regarding our ability to continue as a going concern, and our current cash resources may not provide sufficient capital to fund operations for at least the next 12 months from the date of the release of the condensed consolidated financial statements included elsewhere in this Quarterly Report. Our continuation as a going concern depends upon our ability to raise additional capital through equity offerings, debt offerings and/or strategic opportunities to fund our operations. There can be no assurance that we will be successful in accomplishing any of these plans in order to continue as a going concern. The condensed consolidated financial statements included elsewhere in this Quarterly Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,011)	$(2,708)
Net cash used in financing activities	(4)	(38)
Net decrease in cash, cash equivalents and restricted cash	$(2,015)	$(2,746)

Net Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 decreased 26% as compared to the three months ended March 31, 2023, primarily due to a decrease in net loss of $1,448,000, a decrease in non-cash related items of $89,000 primarily related to reduced stock-based compensation expense, and a decrease in the changes in operating assets and liabilities of $662,000 primarily as a result of liabilities owed to support our IND filing for PH-762 and manufacturing fees related to the fill/finish of PH-762 drug product in the prior year period.

Net Cash Flow from Investing Activities

There were no net cash flows from investing activities for the three months ended March 31, 2024 and 2023.

Net Cash Flow from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 decreased 89% as compared to the three months ended March 31, 2023, primarily due to the amount of payments made for taxes on the net share settlements of RSUs.

Contractual Obligations

Details of our obligations under the Clinical Co-Development Agreement with our former collaboration partner AgonOx can be found in Note 2 of the condensed consolidated financial statements. Outside of the above, there have been no material changes to the contractual obligations as disclosed in our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become a party to various legal proceedings and complaints arising in the ordinary course of business. We are not currently a party to any actual or threatened material legal proceedings of which we are aware.

ITEM 1A.	RISK FACTORS

Other than set forth below, there have been no material changes in our risk factors set forth in Part I, “Item 1A. Risk Factors” in our 2023 Form 10-K. The risk factor set forth below and risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2023 Form 10-K could materially adversely affect our business, financial condition, or results of operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks. Additional risks not currently known or currently material to us may also harm our business.

We may not be able to regain, or maintain, compliance with the continued listing requirements of The Nasdaq Capital Market.

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

We are currently evaluating options to resolve such deficiency, including by effecting a reverse stock split of our common stock.

Additionally, Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million for continued listing. As of March 31, 2024, our stockholders’ equity was $5.6 million and there can be no assurance that we will be able to maintain or increase our stockholders’ equity in the future. If our stockholders equity falls below $2.5 million, as a result of operating losses or for other reasons, or if we are unable to demonstrate to Nasdaq’s satisfaction that we subsequently regained compliance with this requirement, Nasdaq will notify us of such non-compliance. If we receive such notice from Nasdaq, in accordance with the Nasdaq Listing Rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance. If our compliance plan is not accepted or we are otherwise unable to evidence compliance within Nasdaq’s allotted timeframe, Nasdaq may take steps to delist our common stock.

Such a delisting would have an adverse effect on the market liquidity of our securities, decrease the market price of our securities, result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities, and adversely affect our ability to obtain financing for the continuation of our operations. We are actively monitoring our stockholders’ equity and will consider any and all options available to us to maintain compliance with Nasdaq Listing Rule 5550(b)(1).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Termination of Clinical Co-Development Agreement with AgonOx

On May 8, 2024, we notified AgonOx, Inc. (“AgonOx”) of our election to terminate the Clinical Co-Development Agreement, dated February 26, 2021, by and between the Company and AgonOx (the “Clinical Co-Development Agreement”), effective immediately. We elected to terminate the Clinical Co-Development Agreement pursuant to Section 12.2.3.3 of the Clinical Co-Development Agreement due to enrollment delays in the Phase 1 clinical trial described below.

On February 26, 2021, we entered into the Clinical Co-Development Agreement with AgonOx to develop a T cell-based therapy using our lead product candidate, PH-762, and AgonOx’s “double positive” tumor infiltrating lymphocytes (“DP TIL”) technology. Per the terms of the Clinical Co-Development Agreement, we agreed to reimburse AgonOx up to $4,000,000 in expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in patients with advanced melanoma and other advanced solid tumors. We were also eligible to receive certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology.

Prior to the termination of the Clinical Co-Development Agreement with AgonOx, PH-762 treated DP TIL was being evaluated in a Phase 1 clinical trial in the United States with up to 18 patients with advanced melanoma and other advanced solid tumors by AgonOx. The primary trial objectives were to evaluate the safety and to study the potential for enhanced therapeutic benefit from the administration of PH-762 treated DP TIL. As of the effective date of the termination, AgonOx had treated three patients. The first two patients were treated with DP TIL only and the third patient was treated with a combination of DP TIL and PH-762.

Effective as of the date of termination, the Clinical Co-Development Agreement and our continuing obligations and those of AgonOx thereunder will be terminated in their entirety. We will no longer be required to provide financial support for the development costs incurred under the Clinical Co-Development Agreement or entitled to certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology. We will pay to AgonOx all payment obligations that have accrued prior to the termination of the Clinical Co-Development Agreement. We intend to pay to AgonOx future fees to be incurred for patients that were treated in the Phase 1 clinical trial as of the date of termination. We estimate that such payments will amount to approximately $388,000, which primarily relate to the Company’s accrued obligations under the Clinical Co-Development Agreement as of March 31, 2024, as well as future fees to be incurred for patients that were being treated in the Phase 1 clinical trial and other miscellaneous costs as of the date of termination.

Pursuant to the terms of the Clinical Co-Development Agreement, we and AgonOx shall meet and discuss the orderly wind-down of the Phase 1 clinical trial. Each of us and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial.

The foregoing summary of the Clinical Co-Development Agreement does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the Clinical Co-Development Agreement, a copy of which is filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

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

Date: May 9, 2024

23