Form 10-Q
period 2024-06-30
Phio Pharmaceuticals Corp.
filed 2024-08-14
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, Phio Pharmaceuticals Corp. had 860,721 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED JUNE 30, 2024

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,698	$8,490
Prepaid expenses and other current assets	594	832
Total current assets	5,292	9,322
Right of use asset	–	33
Property and equipment, net	1	6
Other assets	3	3
Total assets	$5,296	$9,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$335	$657
Accrued expenses	1,188	942
Lease liability	–	35
Total current liabilities	1,523	1,634
Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 510,188 and 416,368 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	–	–
Additional paid-in capital	146,979	146,936
Accumulated deficit	(143,206)	(139,206)
Total stockholders’ equity	3,773	7,730
Total liabilities and stockholders’ equity	$5,296	$9,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$866	$1,383	$2,014	$3,517
General and administrative	1,048	1,164	2,109	2,632
Total operating expenses	1,914	2,547	4,123	6,149
Operating loss	(1,914)	(2,547)	(4,123)	(6,149)
Total other income (expense), net	68	(2)	123	(2)
Net loss	$(1,846)	$(2,549)	$(4,000)	$(6,151)
Net loss per common share:
Basic and diluted	$(3.62)	$(13.27)	$(7.85)	$(38.52)
Weighted average number of common shares outstanding
Basic and diluted	510,188	192,054	509,542	159,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Series D Preferred Stock		Common Stock		Additional
For the Three and Six Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	–	$–	416,368	$–	$146,936	$(139,206)	$7,730
Issuance of common stock upon exercise of warrants	–	–	91,820	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	2,689	–	–	–	–
Shares withheld for payroll taxes	–	–	(689)	–	(4)	–	(4)
Stock-based compensation expense	–	–	–	–	32	–	32
Net loss	–	–	–	–	–	(2,154)	(2,154)
Balance at March 31, 2024	–	$–	510,188	$–	$146,964	$(141,360)	$5,604
Stock-based compensation expense	–	–	–	–	15	–	15
Net loss	–	–	–	–	–	(1,846)	(1,846)
Balance at June 30, 2024	–	$–	510,188	$–	$146,979	$(143,206)	$3,773

	Series D Preferred Stock		Common Stock		Additional
For the Three and Six Months Ended June 30, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	1	$2	126,558	$–	$139,218	$(128,380)	$10,838
Cash-in-lieu of fractional shares for reverse stock split	–	–	(190)	–	(11)	–	(11)
Redemption of preferred stock	(1)	(2)	–	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	2,009	–	–	–	–
Shares withheld for payroll taxes	–	–	(535)	–	(25)	–	(25)
Stock-based compensation expense	–	–	–	–	111	–	111
Net loss	–	–	–	–	–	(3,602)	$(3,602)
Balance at March 31, 2023	–	$–	127,842	$–	$139,293	$(131,982)	7,311
Issuance of common stock and warrants, net of offering costs	–	–	73,292	–	5,048	–	5,048
Issuance of common stock upon exercise of warrants	–	–	19,444	–	–	–	–
Stock-based compensation expense	–	–	–	–	94	–	94
Net loss	–	–	–	–	–	(2,549)	(2,549)
Balance at June 30, 2023	–	$–	220,578	$–	$144,435	$(134,531)	$9,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,000)	$(6,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	31
Amortization of right of use asset	33	63
Loss on disposal of property and equipment	3	–
Stock-based compensation	47	205
Changes in operating assets and liabilities:
Prepaid expenses and other assets	238	(45)
Accounts payable	(322)	(138)
Accrued expenses	246	622
Lease liability	(35)	(66)
Net cash used in operating activities	(3,788)	(5,479)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	–	(5)
Net cash used in investing activities	–	(5)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	–	5,048
Cash in lieu of fractional shares for reverse stock split	–	(11)
Redemption of Series D preferred stock	–	(2)
Payment of taxes on net share settlements of restricted stock units	(4)	(25)
Net cash (used in) provided by financing activities	(4)	5,010
Net decrease in cash, cash equivalents and restricted cash	(3,792)	(474)
Cash, cash equivalents and restricted cash at the beginning of period	8,490	11,831
Cash, cash equivalents and restricted cash at the end of period	$4,698	$11,357

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals above:

	June 30,
	2024	2023
Cash and cash equivalents	$4,698	$11,307
Restricted cash	–	50
Cash, cash equivalents and restricted cash	$4,698	$11,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Nature of Operations

Phio Pharmaceuticals Corp. (“Phio” or the “Company”) is a clinical stage biotechnology company whose proprietary INTASYL® small interfering RNA gene silencing technology is designed to make immune cells more effective in killing tumor cells. The Company is developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems.

Phio was incorporated in the state of Delaware in 2011 as RXi Pharmaceuticals Corporation. On November 19, 2018, the Company changed its name to Phio Pharmaceuticals Corp., to reflect its transition from a platform company to one that is fully committed to developing groundbreaking immuno-oncology therapeutics.

Effective July 5, 2024, the Company completed a 1-for-9 reverse stock split of the Company’s outstanding common stock, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. The reverse stock split did not reduce the number of authorized shares of the Company’s common or preferred stock. All share and per share amounts have been adjusted to give effect to the reverse stock split.

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

2. Collaboration Agreement

AgonOx, Inc. (“AgonOx”)

In February 2021, the Company entered into a clinical co-development collaboration agreement (the “Clinical Co-Development Agreement”) with AgonOx, a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer. On May 8, 2024, the Company terminated the Clinical Co-Development Agreement with AgonOx, which such termination was effective immediately. Under the Clinical Co-Development Agreement, Phio and AgonOx were working to develop a T cell-based therapy using the Company’s lead product candidate, PH-762, and AgonOx’s “double positive” tumor infiltrating lymphocytes (“DP TIL”) technology. Per the terms of the Clinical Co-Development Agreement, the Company had agreed to reimburse AgonOx up to $4,000,000 in expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in patients with advanced melanoma and other advanced solid tumors and was entitled to certain future development milestones and low single-digit sales-based royalty payments from AgonOx licensing its DP TIL technology.

The Company recognized its share of costs arising from research and development activities performed by AgonOx in the Company’s condensed consolidated financial statements in the period AgonOx incurred such expense. Effective as of the date of termination, the Clinical Co-Development Agreement and the continuing obligations of the Company and AgonOx thereunder were terminated in their entirety. As a result, the Company is no longer required to provide financial support for the development costs incurred under the Clinical Co-Development Agreement, and is not entitled to future development milestones or royalty payments from AgonOx’s licensing of its DP TIL technology.

The Company will pay to AgonOx all Company payment obligations that accrued prior to the termination of the Clinical Co-Development Agreement. Remaining payments to be made to AgonOx as of June 30, 2024 were $344,000, which primarily related to accrued obligations for patient fees and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, the Company and AgonOx are coordinating the orderly wind-down of the Phase 1 clinical trial. Each of the Company and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial.

The Company recognized approximately $56,000 and $106,000 of expense in connection with the Clinical Co-Development Agreement during the three and six months ended June 30, 2024, respectively, which relate to the Company’s expense obligations under the Clinical Co-Development Agreement through the date of termination. The Company recognized approximately $181,000 and $300,000 of expense in connection with the Clinical Co-Development Agreement during the three and six months ended June 30, 2023, respectively.

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

As of June 30, 2024, the Company categorized its cash equivalents as Level 1 hierarchy as the carrying amounts approximate their fair value due to their short-term nature and market rates of interest. As of December 31, 2023, the Company did not identify any financial instruments required to be presented at fair value.

Description	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,689	$4,689	$–	$–
Total	$4,689	$4,689	$–	$–

The carrying amounts of cash, accounts payable and accrued expenses of the Company approximate their fair values due to their short-term nature.

4. Leases

The Company entered into a lease for a laboratory facility located at 17 Briden Street, Worcester, Massachusetts, which covers 321 square feet of rentable space. The lease commenced on March 1, 2024 and had an original expiration date of August 31, 2024. The Company has the option to renew the lease for additional 6-month periods. On June 1, 2024, the Company elected the option to renew the lease for an additional 6-month period, and the lease will expire on February 28, 2025. The Company made an accounting policy election under the FASB ASC Topic 824, “Leases” not to recognize leases with a term less than one year on the balance sheet and that do not contain a purchase option. Under the short-term lease election, the Company will recognize the lease payments for the laboratory facility on a straight-line basis over the lease term.

The total base rent for the premises over each 6-month term is expected to be $15,000. During the three and six month periods ending June 30, 2024, the Company recognized $8,180 and $10,780, respectively, of rent expense and variable lease costs related to the laboratory facility.

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

The lease for the Company’s former corporate headquarters represented all of the Company’s capitalized lease obligations.

The amounts reported in the condensed consolidated balance sheets for the Company’s former corporate headquarters classified as an operating lease in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	June 30, 2024	December 31, 2023
Assets
Right of use asset	$–	$33
Liabilities
Lease liability	$–	$35
Lease Term and Discount Rate
Weighted average remaining lease term	–	0.25
Weighted average discount rate	–	4.70%

There were no operating lease costs for our former corporate headquarters included in operating expense for the three months ended June 30, 2024. Operating lease costs for our former corporate headquarters included in operating expense were $33,000 for the three months ended June 30, 2023 and $33,000 and $66,000 for the six months ended June 30, 2024 and 2023, respectively.

There was no cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows for the Company’s former corporate headquarters for the three months ended June 30, 2024. Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows for the Company’s former corporate headquarters was $35,000 for the three months ended June 30, 2023 and $35,000 and $69,000 for the six months ended June 30, 2024 and 2023, respectively.

5. Stockholders’ Equity

Financings

May 2024 Financing — On May 16, 2024, the Company entered into a purchase agreement (the “Purchase Agreement”) with Triton Funds LP (“Triton”), pursuant to which the Company agreed to sell, and Triton agreed to purchase, upon the Company’s request in one or more transactions, up to 95,833 shares of the Company’s common stock at a purchase price of $6.48 per share (the “Purchase Price”), for aggregate gross proceeds of up to $621,000. The Company recorded expense of approximately $100,000, primarily related to legal fees, in connection with the execution of the Purchase Agreement with Triton. On July 3, 2024, the Company terminated the Purchase Agreement with Triton effective immediately. No shares of common stock were sold by the Company pursuant to the Purchase Agreement prior to termination.

April 2023 Financing — On April 20, 2023, the Company completed a registered direct offering and a concurrent private placement of a total of: 39,331 registered shares of the Company’s common stock at a purchase price per share of $50.85, unregistered five and one-half year term Series A warrants to purchase up to 39,331 shares of common stock at an exercise price of $48.60 per share and unregistered eighteen month term Series B warrants to purchase up to 39,331 shares of common stock at an exercise price of $48.60 per share (collectively, the “April 2023 Financing”). In addition, the Company issued unregistered warrants to the placement agent, H.C. Wainwright & Co., LLC (“HCW”), in the April 2023 Financing to purchase a total of 2,950 shares of common stock at an exercise price of $63.56 per share. Net proceeds to the Company from the April 2023 Financing were $1,538,000 after deducting placement agent fees and offering expenses.

In connection with the April 2023 Financing, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with the participating investors to amend the exercise price of certain existing warrants to purchase up to an aggregate of 21,291 shares of common stock that were previously issued in April 2018 through January 2021, such that each of the amended warrants have an exercise price of $48.60 per share. The Company received $23,952 as consideration in connection with the Warrant Amendment Agreements. The Company assessed the amendments to the exercise price of the warrants under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and determined that the amendment to the exercise price was completed in connection with and contingent on the close of the April 2023 Financing. The increase in fair value of $293,000 related to the Warrant Amendment Agreements was recognized as an equity issuance cost and recorded in additional paid in capital per ASC 815.

June 2023 Financing — On June 2, 2023, the Company completed a registered direct offering and a concurrent private placement of a total of: 25,961 registered shares and 8,000 unregistered shares of the Company’s common stock each at a purchase price per share of $38.52, unregistered pre-funded warrants to purchase up to an aggregate of 69,881 shares of common stock at a purchase price per share of $38.511 and with a pre-funded warrant exercise price of $0.009 per share, unregistered five and one-half year term Series A warrants to purchase up to an aggregate of 103,842 shares of common stock at an exercise price of $36.27 per share and unregistered eighteen month term Series B warrants to purchase up to an aggregate of 103,842 shares of common stock at an exercise price of $36.27 per share (collectively, the “June 2023 Financing”). In addition, the Company issued unregistered warrants to the placement agent, HCW, in the June 2023 Financing to purchase a total of 7,788 shares of common stock at an exercise price of $48.15 per share. Net proceeds to the Company from the June 2023 Financing were $3,510,000 after deducting placement agent fees and offering expenses.

Warrants

The Company first assesses warrants that are issued by the Company under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether the warrants are within the scope of ASC 480. If there are no instances outside of the Company’s control that could require cash settlement, the Company then applies and follows the applicable accounting guidance in ASC 815. Financial instruments are accounted for as either derivative liabilities or equity instruments depending on the specific terms of the agreement. Based on the assessment of the warrants issued by the Company under the guidance in ASC 480 and ASC 815, the warrants issued by the Company have been classified within stockholder’s equity.

In December 2023, the Company entered into an inducement letter agreement (the “December 2023 Inducement Letter Agreement”) with certain holders of the Company’s existing warrants to purchase up to an aggregate of 236,695 shares of the Company’s common stock (the “December 2023 Financing”). Pursuant to the terms of the December 2023 Inducement Letter Agreement, in the event that the exercise of the existing warrants in the December 2023 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, an aggregate of 91,820 shares of common stock were held in abeyance (the “December 2023 Abeyance Shares”) with such December 2023 Abeyance Shares evidenced through the holder’s existing warrants and which were deemed to be prepaid. The December 2023 Abeyance Shares were held until notice was received by the holder that the balance of the shares of common stock could be issued in compliance with such beneficial ownership limitations and were exercised pursuant to a notice of exercise from the holder. Until such time, the December 2023 Abeyance Shares were evidenced through the holder’s existing warrants and have been included in the Company’s table of outstanding warrants below.

During the three months ended June 30, 2024 and 2023, there were no warrant exercises. During the six months ended June 30, 2024, all of the December 2023 Abeyance Shares were released and issued, and during the six months ended June 30, 2023, 19,444 shares of common stock were issued related to the exercise of pre-funded warrants from the June 2023 Financing.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2023	703,530	$35.99
Issued	–	–
Exercised	(91,820)	11.97
Expired	–	–
Outstanding at June 30, 2024	611,710	$39.59

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

The following table summarizes the activity of the Company’s RSUs for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2023	5,529	$74.88
Granted	–	–
Vested	(2,692)	79.23
Forfeited	(987)	95.33
Unvested units at June 30, 2024	1,850	$57.58

There were no RSUs granted during the three months or six months ended June 30, 2024 or the three months ended June 30, 2023. The weighted-average fair value of RSUs granted during the six months ended June 30, 2023 was $47.16.

Stock-based compensation expense related to RSUs was $15,000 and $94,000 for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense related to RSUs was $41,000 and $205,000 for the six months ended June 30, 2024 and 2023, respectively.

The aggregate fair value of awards that vested during the six months ended June 30, 2024 and 2023 was $17,000 and $95,000, respectively, which represents the market value of the Company’s common stock on the date that the RSUs vested.

Stock Options

Stock options are available for issuance under the 2020 Plan or as inducement grants issued outside of the 2020 Plan to new employees. Stock options are generally subject to graded vesting and the satisfaction of service requirements. Stock options granted by the Company to employees generally vest annually over 4 years after the grant date and generally vest over 1 year after the grant date for non-employee members of the Board of Directors and expire within ten years of grant. Upon the exercise of a stock option, the Company issues new shares and delivers them to the recipient. The Company does not expect to repurchase shares to satisfy stock option exercises.

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

The Company did not grant any stock options during the three or six months ended June 30, 2024 and 2023.

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	1,146	$10,120.69
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	(13)	598,313.35
Balance at June 30, 2024	1,133	$3,371.79	$–
Exercisable at June 30, 2024	1,133	$3,371.79	$–

Stock-based compensation expense related to stock options for the six months ended June 30, 2024 was $6,000. The Company did not have any stock-based compensation expense related to stock options for the three months ended June 30, 2024 and 2023 or the six months ended June 30, 2023.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$–	$49	$(11)	$112
General and administrative	15	45	58	93
Total stock-based compensation	$15	$94	$47	$205

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

The weighted average number of common shares outstanding as of June 30, 2023 includes the pre-funded warrants issued in connection with the June 2023 Financing, the exercise of which requires nominal consideration for the delivery of the shares of common stock. Therefore, these pre-funded warrants are not included in the table below.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2024	2023
Stock options	1,133	16
Unvested RSUs	1,850	8,083
Warrants	611,710	357,481
Total	614,693	365,580

8. Subsequent Events

In July 2024, the Company entered into inducement letter agreements (the “July 2024 Inducement Letter Agreements”) with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 545,286 shares of the Company’s common stock. The existing warrants were originally issued in February 2020 through December 2023, having exercise prices between $324.00 and $9.72 per share. Pursuant to the July 2024 Inducement Letter Agreements, these warrants were exercised for cash at a reduced exercise of $5.45 per share in consideration of the Company’s agreement to issue new unregistered five and one-half year term Series C warrants to purchase up to 583,098 shares of common stock at an exercise price of $5.45 and new unregistered eighteen month term Series D warrants to purchase up to 507,474 shares of common stock at an exercise price of $5.45, both issued and sold at a price of $0.125 per warrant share (the “July 2024 Financing”). In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 40,896 shares of common stock at an exercise price of $6.8125 per share. The net proceeds to the Company from the July 2024 Financing are approximately $2,600,000, after deducting placement agent fees and offering expenses.

Pursuant to the terms of the July 2024 Inducement Letter Agreements, in the event that the exercise of the existing warrants in the July 2024 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, an aggregate of 328,758 shares of common stock were held in abeyance (the “July 2024 Abeyance Shares”) with such July 2024 Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The July 2024 Abeyance Shares will be held until notice is received by the holder that the balance of the shares of common stock may be issued in compliance with such beneficial ownership limitations and may be exercised pursuant to a notice of exercise from the holder. Until such time, the Abeyance Shares are evidenced through the holder’s existing warrants. Subsequent to the balance sheet date and through the date of the filing with the SEC of this Quarterly Report on Form 10-Q, 201,758 of the July 2024 Abeyance Shares were released.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”).

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

Overview

Phio is a clinical stage biotechnology company whose proprietary INTASYL® small interfering RNA gene silencing technology is designed to make immune cells more effective in killing tumor cells. We are developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems.

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

PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762 and is expected to enroll up to 30 patients. In November 2023, we announced the dosing of the first patient under a previously cleared Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration. In May 2024, a safety monitoring committee reviewed data from the first dose cohort treated and recommended the escalation to the next dose concentration. The trial is open for the continued enrollment of patients and expects to complete enrollment of patients in the second quarter of 2025.

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

In February 2021, we entered into a clinical co-development collaboration agreement (the “Clinical Co-Development Agreement”) with AgonOx to develop a T cell-based therapy using PH-762 and AgonOx’s DP TIL. Under the Clinical Co-Development Agreement, we and AgonOx were working to develop a T cell-based therapy using the our lead product candidate, PH-762, and AgonOx’s DP TIL technology. We had agreed to reimburse AgonOx up to $4 million in expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in patients with advanced melanoma and other advanced solid tumors. We were also eligible to receive certain future development milestones and low single-digit sales-based royalty payments from AgonOx’s licensing of its DP TIL technology.

In May 2024, we terminated the Clinical Co-Development Agreement with AgonOx, which such termination was effective immediately. Effective as of the date of termination, the Clinical Co-Development Agreement and our continuing obligations and those of AgonOx thereunder were terminated in their entirety. We are no longer required to provide financial support for the development of costs incurred under the Clinical Co-Development Agreement, and we are no longer entitled to future development milestones or royalty payments from AgonOx’s licensing of its DP TIL technology. We will pay to AgonOx all payment obligations that accrued prior to the termination of the Clinical Co-Development Agreement. Remaining payments to be made to AgonOx as of June 30, 2024 total $344,000, which primarily relate to accrued obligations for patient fees and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, we and AgonOx are coordinating the orderly wind-down of the Phase 1 clinical trial. Each of us and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2023 Form 10-K.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2024	2023	Dollar Change	2024	2023	Dollar Change
Operating expenses	$1,914	$2,547	$(633)	$4,123	$6,149	$(2,026)
Operating loss	$(1,914)	$(2,547)	$633	$(4,123)	$(6,149)	$2,026
Net loss	$(1,846)	$(2,549)	$703	$(4,000)	$(6,151)	$2,151

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2024	2023	Dollar Change	2024	2023	Dollar Change
Research and development	$866	$1,383	$(517)	$2,014	$3,517	$(1,503)
General and administrative	1,048	1,164	(116)	2,109	2,632	(523)
Total operating expenses	$1,914	$2,547	$(633)	$4,123	$6,149	$(2,026)

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

Research and development expenses for the three months ended June 30, 2024 decreased 37% as compared with the three months ended June 30, 2023. The decrease in research and development expenses was primarily driven by our cost rationalization measures in transitioning from a research company to a product development company resulting in a decrease of $246,000 in salary-related costs, including stock-based compensation expense, and $74,000 in lab supplies associated with the reduction in headcount, in addition to a decrease in clinical consulting fees of $110,000 incurred in connection with our IND filing for PH-762 in the prior period.

Research and development expenses for the six months ended June 30, 2024 decreased 43% as compared with the six months ended June 30, 2023. The decrease in research and development expenses was primarily driven by our cost rationalization measures in transitioning from a research company to a product development company resulting in a decrease of $321,000 of expense due to the wind-down of preclinical studies, $470,000 in salary-related costs, including stock-based compensation expense, and $182,000 in lab supplies associated with the reduction in headcount, in addition to a decrease in clinical consulting fees of $335,000 incurred in connection with our IND filing for PH-762 in the prior period and a decrease of $176,000 in manufacturing fees for PH-762.

We anticipate our research and development expenses will remain relatively consistent for the remainder of 2024.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal and patent-related activities, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended June 30, 2024 decreased 10% as compared with the three months ended June 30, 2023. The decrease in general and administrative expenses was primarily due to decreases in salary-related expenses for our President & CEO of $78,000 and in professional fees of $60,000 related to consulting expenses as compared to the prior year period.

General and administrative expenses for the six months ended June 30, 2024 decreased 20% as compared with the six months ended June 30, 2023. The decrease in general and administrative expenses was primarily due to decreases in salary-related expenses for our President & CEO of $120,000 and in professional fees for a total of $364,000 related to consulting, legal and patent expenses as compared to the prior year period.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2024.

Liquidity and Capital Resources

Historically, our primary source of funding has been through the sale of our securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At June 30, 2024, we had cash of $4,698,000 as compared with $8,490,000 at December 31, 2023.

On May 16, 2024, we entered into a purchase agreement (the “Purchase Agreement”) with Triton Funds LP (“Triton”), pursuant to which we agreed to sell, and Triton agreed to purchase, upon our request in one or more transactions, up to 95,833 shares of our common stock at a purchase of $6.48 per share (the “Purchase Price”), for aggregate gross proceeds of up to $621,000. On July 3, 2024, we terminated the Purchase Agreement with Triton effective immediately. No shares of common stock were sold by us pursuant to the Purchase Agreement prior to termination.

In July 2024, we entered into inducement letter agreements (the “July 2024 Inducement Letter Agreements”) with certain holders of certain of our existing warrants to purchase up to an aggregate of 545,286 shares of the Company’s common stock. The existing warrants were originally issued in February 2020 through December 2023, having exercise prices between $324.00 and $9.72 per share. Pursuant to the July 2024 Inducement Letter Agreements, these warrants were exercised for cash at a reduced exercise of $5.45 per share in consideration of our agreement to issue new unregistered five and one-half year term Series C warrants to purchase up to 583,098 shares of common stock at an exercise price of $5.45 and new unregistered eighteen month term Series D warrants to purchase up to 507,474 shares of common stock at an exercise price of $5.45, both issued and sold at a price of $0.125 per warrant share (the “July 2024 Financing”). The net proceeds to us from the July 2024 Financing are approximately $2,600,000, after deducting placement agent fees and offering expenses.

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

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,788)	$(5,479)
Net cash used in investing activities	–	(5)
Net cash used in (provided by) financing activities	(4)	5,010
Net decrease in cash, cash equivalents and restricted cash	$(3,792)	$(474)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $3,788,000 for the six months ended June 30, 2024 as compared with $5,479,000 for the six months ended June 30, 2023. The decrease was primarily due to a decrease in net loss of $2,151,000, a decrease in non-cash related items of $214,000 primarily related to reduced stock-based compensation expense, and a decrease in the changes in operating assets and liabilities of $246,000 primarily as a result of liabilities owed for the completion of preclinical studies in the prior year period.

Net Cash Flow from Investing Activities

There were no investing activities for the six months ended June 30, 2024 as compared with $5,000 for the six months ended June 30, 2023. The decrease in net cash used in investing activities was primarily due to laboratory and computer equipment purchases for our facility during the prior year period.

Net Cash Flow from Financing Activities

Net cash used in financing activities was $4,000 for the six months ended June 30, 2024 as compared with net cash provided by financing activities of $5,010,000 for the six months ended June 30, 2023. The decrease was primarily due to the completion of our financing activities during the prior year period.

Contractual Obligations

Details of our obligations under the Clinical Co-Development Agreement with our former collaboration partner AgonOx can be found in Note 2 of the condensed consolidated financial statements. Outside of the above, there have been no material changes to the contractual obligations as disclosed in our 2023 Form 10-K.

Future Funding Requirements

At June 30, 2024, we had cash and cash equivalents of $4,698,000 and received estimated net proceeds of $2,600,000 from our July 2024 Financing. We expect that our cash and cash equivalents will enable us to fund our current operating plan into Q2 2025. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs, clinical trial expenses for PH-762, competing technological and market developments, general and administrative expenses, and the costs of any strategic acquisitions and/or development of complementary business opportunities.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. If we seek to sell our equity securities, we do not know whether and to what extent we will be able to do so, or on what terms. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, if any, postpone or cancel the pursuit of product candidates, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, management, with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market.

Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million for continued listing. As of June 30, 2024, our stockholders’ equity was $3.8 million and there can be no assurance that we will be able to maintain or increase our stockholders’ equity in the future. If our stockholders equity falls below $2.5 million, as a result of operating losses or for other reasons, or if we are unable to demonstrate to Nasdaq’s satisfaction that we subsequently regained compliance with this requirement, Nasdaq will notify us of such non-compliance. If we receive such notice from Nasdaq, in accordance with the Nasdaq Listing Rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance. If our compliance plan is not accepted or we are otherwise unable to evidence compliance within Nasdaq’s allotted timeframe, Nasdaq may take steps to delist our common stock.

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

On January 24, 2024, we received notice (the “Notification Letter”) from Nasdaq notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notification Letter, we no longer met the minimum bid price requirement. On July 19, 2024, we received written notice (the “Second Notification Letter”) from Nasdaq notifying us that we had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The Second Notification Letter was sent following the implementation of a one-for-nine reverse split of our common stock (the “Reverse Split”), which became effective on July 5, 2024. Additional information regarding the Reverse Split can be found in our Current Report on Form 8-K filed on July 2, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2023

3.4	Amended and Restated Bylaws of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	May 2, 2022

10.1	Purchase Agreement, dated May 16, 2024, by and between Phio Pharmaceuticals Corp. and Triton Funds LP.	Current Report on Form 8-K (File No. 001-36304)	May 17, 2024

10.2	2020 Phio Pharmaceuticals Corp. Long Term Incentive Plan, as amended and restated. †	Current Report on Form 8-K (File No. 001-36304)	June 21, 2024

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer.*

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer.**

32.2	Sarbanes-Oxley Act Section 906 Certification of Principal Financial Officer.**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

_________________
*	Filed herewith.
**	Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive Officer)

Date: August 14, 2024

By:	/s/ Robert M. Infarinato
Robert M. Infarinato
Vice President, Chief Financial Officer (as Principal Financial Officer)

Date: August 14, 2024

