Form 10-Q
period 2024-09-30
Phio Pharmaceuticals Corp.
filed 2024-11-14
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, Phio Pharmaceuticals Corp. had 1,055,219 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,390	$8,490
Prepaid expenses and other current assets	474	832
Total current assets	5,864	9,322
Right of use asset	–	33
Property and equipment, net	1	6
Other assets	–	3
Total assets	$5,865	$9,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184	$657
Accrued expenses	735	942
Lease liability	–	35
Total current liabilities	919	1,634
Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 958,219 and 416,368 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	–	–
Additional paid-in capital	149,676	146,936
Accumulated deficit	(144,730)	(139,206)
Total stockholders’ equity	4,946	7,730
Total liabilities and stockholders’ equity	$5,865	$9,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$644	$1,808	$2,658	$5,325
General and administrative	946	968	3,055	3,600
Total operating expenses	1,590	2,776	5,713	8,925
Operating loss	(1,590)	(2,776)	(5,713)	(8,925)
Total other income (expense), net	66	(4)	189	(6)
Net loss	$(1,524)	$(2,780)	$(5,524)	$(8,931)
Net loss per common share:
Basic and diluted	$(1.54)	$(10.25)	$(8.23)	$(45.28)
Weighted average number of common shares outstanding
Basic and diluted	990,033	271,129	670,875	197,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Series D Preferred Stock		Common Stock		Additional
For the Three and Nine Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	–	$–	416,368	$–	$146,936	$(139,206)	$7,730
Issuance of common stock upon exercise of warrants	–	–	91,820	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	2,689	–	–	–	–
Shares withheld for payroll taxes	–	–	(689)	–	(4)	–	(4)
Stock-based compensation expense	–	–	–	–	32	–	32
Net loss	–	–	–	–	–	(2,154)	(2,154)
Balance at March 31, 2024	–	$–	510,188	$–	$146,964	$(141,360)	$5,604
Stock-based compensation expense	–	–	–	–	15	–	15
Net loss	–	–	–	–	–	(1,846)	(1,846)
Balance at June 30, 2024	–	$–	510,188	$–	$146,979	$(143,206)	$3,773
Cash-in-lieu of fractional shares for reverse stock split	–	–	(255)	–	(1)	–	(1)
Issuance of common stock and warrants, net of offering costs	–	–	216,528	–	2,646	–	2,646
Issuance of common stock upon exercise of warrants	–	–	231,758	–	–	–	–
Stock-based compensation expense	–	–	–	–	52	–	52
Net loss	–	–	–	–	–	(1,524)	(1,524)
Balance at September 30, 2024	–	$–	958,219	$–	$149,676	$(144,730)	$4,946

	Series D Preferred Stock		Common Stock		Additional
For the Three and Nine Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	1	$2	126,558	$–	$139,218	$(128,380)	$10,838
Cash-in-lieu of fractional shares for reverse stock split	–	–	(190)	–	(11)	–	(11)
Redemption of preferred stock	(1)	(2)	–	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	2,009	–	–	–	–
Shares withheld for payroll taxes	–	–	(535)	–	(25)	–	(25)
Stock-based compensation expense	–	–	–	–	111	–	111
Net loss	–	–	–	–	–	(3,602)	(3,602)
Balance at March 31, 2023	–	$–	127,842	$–	$139,293	$(131,982)	$7,311
Issuance of common stock and warrants, net of offering costs	–	–	73,292	–	5,048	–	5,048
Issuance of common stock upon exercise of warrants	–	–	19,444	–	–	–	–
Stock-based compensation expense	–	–	–	–	94	–	94
Net loss	–	–	–	–	–	(2,549)	(2,549)
Balance at June 30, 2023	–	$–	220,578	$–	$144,435	$(134,531)	$9,904
Issuance of common stock upon exercise of warrants	–	–	35,588	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	222	–	–	–	–
Shares withheld for payroll taxes	–	–	(13)	–	–	–	–
Stock-based compensation expense	–	–	–	–	89	–	89
Net loss	–	–	–	–	–	(2,780)	(2,780)
Balance at September 30, 2023	–	$–	256,375	$–	$144,524	$(137,311)	$7,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,524)	$(8,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	46
Amortization of right of use asset	33	95
Loss on disposal of property and equipment	3	–
Stock-based compensation	99	294
Changes in operating assets and liabilities:
Prepaid expenses and other assets	361	(235)
Accounts payable	(473)	(606)
Accrued expenses	(207)	1,058
Lease liability	(35)	(100)
Net cash used in operating activities	(5,741)	(8,379)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	–	(5)
Net cash used in investing activities	–	(5)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	2,646	5,048
Cash in lieu of fractional shares for reverse stock split	(1)	(11)
Redemption of Series D preferred stock	–	(2)
Payment of taxes on net share settlements of restricted stock units	(4)	(25)
Net cash provided by financing activities	2,641	5,010
Net decrease in cash, cash equivalents and restricted cash	(3,100)	(3,374)
Cash, cash equivalents and restricted cash at the beginning of period	8,490	11,831
Cash, cash equivalents and restricted cash at the end of period	$5,390	$8,457

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals above:

	September 30,
	2024	2023
Cash and cash equivalents	$5,390	$8,407
Restricted cash	–	50
Cash, cash equivalents and restricted cash	$5,390	$8,457

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

The Company will pay to AgonOx all Company payment obligations that accrued prior to the termination of the Clinical Co-Development Agreement. Remaining payments to be made to AgonOx as of September 30, 2024 were $35,000, which primarily related to remaining accrued obligations for patient fees and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, the Company and AgonOx are coordinating the orderly wind-down of the Phase 1 clinical trial. Each of the Company and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial.

The Company recognized approximately $308,000 and $414,000 in connection with the Clinical Co-Development Agreement during the three and nine months ended September 30, 2024, respectively, which relate to the Company’s expense obligations under the Clinical Co-Development Agreement through the date of termination. The Company recognized approximately $606,000 and $906,000 of expense in connection with the Clinical Co-Development Agreement during the three and nine months ended September 30, 2023, respectively.

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

As of September 30, 2024, the Company categorized its cash equivalents as Level 1 hierarchy as the carrying amounts approximate their fair value due to their short-term nature and market rates of interest. As of December 31, 2023, the Company did not identify any financial instruments required to be presented at fair value.

Description	September 30, 2024	Quoted Prices In Active Markets (Level 1)	Other Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,390	$5,390	$–	$–
Total	$5,390	$5,390	$–	$–

The carrying amounts of cash, accounts payable and accrued expenses of the Company approximate their fair values due to their short-term nature.

4. Leases

The Company entered into a lease for a laboratory facility located at 17 Briden Street, Worcester, Massachusetts, which covers 321 square feet of rentable space. The lease commenced on March 1, 2024 and had an original expiration date of August 31, 2024. The Company has the option to renew the lease for additional 6-month periods. On June 1, 2024, the Company elected the option to renew the lease for an additional 6-month period, and the lease will expire on February 28, 2025. The Company made an accounting policy election under the FASB ASC Topic 842, “Leases” not to recognize leases with a term less than one year on the balance sheet and that do not contain a purchase option. Under the short-term lease election, the Company will recognize the lease payments for the laboratory facility on a straight-line basis over the lease term.

The total base rent for the premises over each 6-month term is expected to be $15,000. During the three and nine month periods ending September 30, 2024, the Company recognized $8,129 and $18,909, respectively, of rent expense and variable lease costs related to the laboratory facility.

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

The amounts reported in the condensed consolidated balance sheets for the Company’s former corporate headquarters classified as an operating lease in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	September 30, 2024	December 31, 2023
Assets
Right of use asset	$–	$33
Liabilities
Lease liability	$–	$35
Lease Term and Discount Rate
Weighted average remaining lease term	–	0.25
Weighted average discount rate	–	4.70%

There were no operating lease costs for our former corporate headquarters included in operating expense for the three months ended September 30, 2024. Operating lease costs for our former corporate headquarters included in operating expense were $33,000 for the three months ended September 30, 2023. Operating expenses were $33,000 and $99,000 for the nine months ended September 30, 2024 and 2023, respectively.

The Company’s condensed consolidated statements of cash flows for the Company’s former corporate headquarters was $35,000 and $104,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

July 2024 Financing — On July 11, 2024, the Company entered into inducement letter agreements (the “July 2024 Inducement Letter Agreements”) with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 545,286 shares of the Company’s common stock. The existing warrants were originally issued in February 2020 through December 2023, having exercise prices between $324.00 and $9.72 per share. Pursuant to the July 2024 Inducement Letter Agreements, these warrants were exercised for cash at a reduced exercise of $5.45 per share in consideration of the Company’s agreement to issue new unregistered five and one-half year term Series C warrants to purchase up to 583,098 shares of common stock at an exercise price of $5.45 and new unregistered eighteen month term Series D warrants to purchase up to 507,474 shares of common stock at an exercise price of $5.45, both issued and sold at a price of $0.125 per warrant share (the “July 2024 Financing”). In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 40,896 shares of common stock at an exercise price of $6.8125 per share. The net proceeds to the Company from the July 2024 Financing were approximately $2,646,000, after deducting placement agent fees and offering expenses. The Company incurred non-cash equity issuance cost of approximately $2.4 million for the incremental fair value of the outstanding equity classified warrants and approximately $0.2 million for placement agent warrants.

Pursuant to the terms of the July 2024 Inducement Letter Agreements, in the event that the exercise of the existing warrants in the July 2024 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, an aggregate of 328,758 shares of common stock were held in abeyance (the “July 2024 Abeyance Shares”) with such July 2024 Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The July 2024 Abeyance Shares were held until notice was received by the holder that the balance of the shares of common stock could be issued in compliance with such beneficial ownership limitations and were exercised pursuant to a notice of exercise from the holder. Until such time, the Abeyance Shares were evidenced through the holder’s existing warrants and have been included in the Company’s table of outstanding warrants below. During the three months ended September 30, 2024, 231,758 of the July 2024 Abeyance Shares were released. The remainder of the July 2024 Abeyance Shares were subsequently released in October 2024.

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

December 2023 Financing — In December 2023, the Company entered into an inducement letter agreement (the “December 2023 Inducement Letter Agreement”) with certain holders of the Company’s existing warrants to purchase up to an aggregate of 236,695 shares of the Company’s common stock (the “December 2023 Financing”). Pursuant to the terms of the December 2023 Inducement Letter Agreement, in the event that the exercise of the existing warrants in the December 2023 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, an aggregate of 91,820 shares of common stock were held in abeyance (the “December 2023 Abeyance Shares”) with such December 2023 Abeyance Shares evidenced through the holder’s existing warrants and which were deemed to be prepaid. The December 2023 Abeyance Shares were held until notice was received by the holder that the balance of the shares of common stock could be issued in compliance with such beneficial ownership limitations and were exercised pursuant to a notice of exercise from the holder. Until such time, the December 2023 Abeyance Shares were evidenced through the holder’s existing warrants and have been included in the Company’s table of outstanding warrants below.

Pursuant to the terms of the Inducement Letter Agreement, in the event that the exercise of the existing warrants in the December 2023 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, at December 31, 2023, an aggregate of 91,819 shares of common stock were held in abeyance (the “Abeyance Shares”) with such Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The Abeyance Shares will be held until notice is received by the holder that the balance of the shares of common stock may be issued in compliance with such beneficial ownership limitations and may be exercised pursuant to a notice of exercise from the holder. Until such time, the Abeyance Shares are evidenced through the holder’s existing warrants and have been included in the Company’s table of outstanding warrants below. The remainder of the December 2023 Abeyance Shares were subsequently released during the first quarter of 2024.

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

During the three months ended September 30, 2024, 231,758 of the July 2024 Abeyance Shares were released and issued. During the three months ended September 30, 2023, 35,588 shares of common stock were issued related to the exercise of pre-funded warrants from the June 2023 Financing.

During the nine months ended September 30, 2024, all of the December 2023 Abeyance Shares were released and issued and 231,758 of the July 2024 Abeyance Shares were released and issued. During the nine months ended September 30, 2023, 55,032 shares of common stock were issued related to the exercise of pre-funded warrants from the June 2023 Financing.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2023	703,530	$35.99
Issued	1,131,468	5.50
Exercised	(540,112)	6.56
Expired	–	–
Outstanding at September 30, 2024	1,294,886	$21.62

6. Stock-based Compensation

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) or as inducement grants issued outside of the 2020 Plan to new employees. RSUs are generally subject to graded vesting and the satisfaction of certain service requirements. RSUs granted by the Company to employees and to non-employee members of the Board of Directors generally vest annually over 1 year after the grant date. Upon vesting, each outstanding RSU will be settled for one share of the Company’s common stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The Company does not expect to repurchase shares to satisfy RSU vests. The fair value of the RSUs awarded are based upon the Company’s closing stock price at the grant date and are expensed over the requisite service period.

On September 11, 2024, the Company modified all unvested RSUs to reduce the vesting term for employees from 3 years after the grant date to 1 year after the grant date. No incremental expense was recognized as a result of the modification, as the fair value of the RSUs immediately before and after the modification was unchanged.

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2023	5,527	$74.83
Granted and accepted	71,000	2.77
Vested	(3,997)	71.10
Forfeited	(1,530)	84.55
Unvested units at September 30, 2024	71,000	$2.77

The weighted-average fair value of RSUs granted during both the three and nine months ended September 30, 2024 was $2.77.

There were no RSUs granted during the three months ended September 30, 2023. During the nine months ended September 30, 2023, 4,833 RSUs were granted. The weighted-average fair value of RSUs granted during the nine months ended September 30, 2023 was $47.16.

Stock-based compensation expense related to RSUs was $52,000 and $89,000 for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense related to RSUs was $99,000 and $294,000 for the nine months ended September 30, 2024 and 2023, respectively.

The aggregate fair value of awards that vested during the nine months ended September 30, 2024 and 2023 was $21,000 and $100,000, respectively, which represents the market value of the Company’s common stock on the date that the RSUs vested.

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

The Company did not grant any stock options during the three or nine months ended September 30, 2024 and 2023.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	1,146	$10,120.69
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	(13)	598,313.35
Balance at September 30, 2024	1,133	$3,371.79	$–
Exercisable at September 30, 2024	1,133	$3,371.79	$–

Stock-based compensation expense related to stock options for the nine months ended September 30, 2024 was $6,000. The Company did not have any stock-based compensation expense related to stock options for the three months ended September 30, 2024 and 2023 or the nine months ended September 30, 2023.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$25	$51	$14	$163
General and administrative	27	38	85	131
Total stock-based compensation	$52	$89	$99	$294

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2024	2023
Stock options	1,133	14
Unvested RSUs	71,000	7,694
Warrants[1,2]	1,197,886	357,481
Total	1,270,019	365,189

1	The weighted average number of common shares outstanding as of September 30, 2023 includes pre-funded warrants issued in the June 2023 Financing because the exercise of such warrants requires only nominal consideration. Therefore, these pre-funded warrants are not included in the table above.

2	The weighted average number of common shares outstanding as of September 30, 2024 includes the Abeyance Shares from the July 2024 Financing, the exercise of which was prepaid and requires no further consideration for the delivery of the shares of common stock. Therefore, 97,000 of these Abeyance Shares are not included in the table above.

8. Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company issued the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”).

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

PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762 and is expected to enroll up to 30 patients. In November 2023, we announced the dosing of the first patient under a previously cleared Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration. In May 2024, a safety monitoring committee reviewed data from the first dose cohort treated and recommended the escalation to the next dose concentration. Five (5) patients with cutaneous carcinomas have enrolled in Cohorts 1 and 2. Intratumoral injection of PH-762 has been well tolerated in all patients enrolled in the trial to date. There were no related adverse events, no serious adverse events, and no dose limiting toxicities or dose adjustments. The trial is open for the continued enrollment of patients and expects to complete enrollment of patients in the third quarter of 2025.

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

In May 2024, we terminated the Clinical Co-Development Agreement with AgonOx, which such termination was effective immediately. Effective as of the date of termination, the Clinical Co-Development Agreement and our continuing obligations and those of AgonOx thereunder were terminated in their entirety. We are no longer required to provide financial support for the development of costs incurred under the Clinical Co-Development Agreement, and we are no longer entitled to future development milestones or royalty payments from AgonOx’s licensing of its DP TIL technology. We will pay to AgonOx all payment obligations that accrued prior to the termination of the Clinical Co-Development Agreement. Remaining payments to be made to AgonOx as of September 30, 2024 total $35,000, which primarily relate to accrued obligations for patient fees and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, we and AgonOx are coordinating the orderly wind-down of the Phase 1 clinical trial. Each of us and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2023 Form 10-K.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2024	2023	Dollar Change	2024	2023	Dollar Change
Operating expenses	$1,590	$2,776	$(1,186)	$5,713	$8,925	$(3,212)
Operating loss	$(1,590)	$(2,776)	$1,186	$(5,713)	$(8,925)	$3,212
Net loss	$(1,524)	$(2,780)	$1,256	$(5,524)	$(8,931)	$3,407

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2024	2023	Dollar Change	2024	2023	Dollar Change
Research and development	$644	$1,808	$(1,164)	$2,658	$5,325	$(2,667)
General and administrative	946	968	(22)	3,055	3,600	(545)
Total operating expenses	$1,590	$2,776	$(1,186)	$5,713	$8,925	$(3,212)

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

Research and development expenses for the three months ended September 30, 2024 decreased 64% as compared with the three months ended September 30, 2023. The decrease in research and development expenses was primarily driven by our cost rationalization measures in transitioning from a research company to a product development company resulting in a decrease of $286,000 in salary-related costs, including stock-based compensation expense, and $85,000 due to the wind-down of preclinical studies, and $835,000 primarily related to our former Clinical Co-Development Agreement from the prior year period.

Research and development expenses for the nine months ended September 30, 2024 decreased 50% as compared with the nine months ended September 30, 2023. The decrease in research and development expenses was primarily driven by our cost rationalization measures in transitioning from a research company to a product development company resulting in a decrease of $880,000 of expense due to the wind-down of preclinical studies, $1,108,000 in salary-related costs, including stock-based compensation expense, and $204,000 in lab supplies associated with the reduction in headcount, in addition to decreases in clinical consulting fees of $350,000 incurred in connection with our IND filing for PH-762 in the prior period, decreases in clinical trial-related fees for our former PH-762 trials in ACT and European clinical trial, and a decrease of $208,000 in manufacturing fees for PH-762.

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

General and administrative expenses for the three months ended September 30, 2024 decreased 2% as compared with the three months ended September 30, 2023. The decrease in general and administrative expenses was primarily due to a decrease in salary-related expenses.

General and administrative expenses for the nine months ended September 30, 2024 decreased 15% as compared with the nine months ended September 30, 2023. The decrease in general and administrative expenses was primarily due to decreases in salary-related expenses due to reductions in headcount of $196,000, in professional fees for a total of $229,000 primarily related to legal and patent expenses, and in our D&O insurance premium of $74,000 as compared to the prior year period.

We anticipate our general and administrative expenses will remain relatively consistent for the remainder of 2024.

Liquidity and Capital Resources

Historically, our primary source of funding has been through the sale of our securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At September 30, 2024, we had cash of $5,390,000 as compared with $8,490,000 at December 31, 2023.

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

In July 2024, we entered into inducement letter agreements (the “July 2024 Inducement Letter Agreements”) with certain holders of certain of our existing warrants to purchase up to an aggregate of 545,286 shares of the Company’s common stock. The existing warrants were originally issued in February 2020 through December 2023, having exercise prices between $324.00 and $9.72 per share. Pursuant to the July 2024 Inducement Letter Agreements, these warrants were exercised for cash at a reduced exercise of $5.45 per share in consideration of our agreement to issue new unregistered five and one-half year term Series C warrants to purchase up to 583,098 shares of common stock at an exercise price of $5.45 and new unregistered eighteen month term Series D warrants to purchase up to 507,474 shares of common stock at an exercise price of $5.45, both issued and sold at a price of $0.125 per warrant share (the “July 2024 Financing”). The net proceeds to us from the July 2024 Financing were approximately $2,646,000, after deducting placement agent fees and offering expenses.

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

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(5,741)	$(8,379)
Net cash used in investing activities	–	(5)
Net cash provided by financing activities	2,641	5,010
Net decrease in cash, cash equivalents and restricted cash	$(3,100)	$(3,374)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $5,741,000 for the nine months ended September 30, 2024 as compared with $8,379,000 for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in net loss of $3,407,000, a decrease in non-cash related items of $298,000 primarily related to reduced stock-based compensation expense, and a decrease in the changes in operating assets and liabilities of $472,000 primarily as a result of liabilities owed for the completion of preclinical studies in the prior year period.

Net Cash Flow from Investing Activities

There were no investing activities for the nine months ended September 30, 2024 as compared with $5,000 for the nine months ended September 30, 2023. The decrease in net cash used in investing activities was primarily due to laboratory and computer equipment purchases for our facility during the prior year period.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $2,641,000 for the nine months ended September 30, 2024 as compared with $5,010,000 for the nine months ended September 30, 2023. The decrease was primarily due to the net proceeds from the completion of our financing activities during the prior year period as compared with the current year period.

Contractual Obligations

Details of our obligations under the Clinical Co-Development Agreement with our former collaboration partner AgonOx can be found in Note 2 of the condensed consolidated financial statements. Outside of the above, there have been no material changes to the contractual obligations as disclosed in our 2023 Form 10-K.

Future Funding Requirements

At September 30, 2024, we had cash and cash equivalents of $5,390,000 and received estimated net proceeds of $2,646,000 from our July 2024 Financing. We expect that our cash and cash equivalents will enable us to fund our current operating plan into Q2 2025. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million for continued listing. As of September 30, 2024, our stockholders’ equity was $4.9 million and there can be no assurance that we will be able to maintain or increase our stockholders’ equity in the future. If our stockholders’ equity falls below $2.5 million, as a result of operating losses or for other reasons, or if we are unable to demonstrate to Nasdaq’s satisfaction that we subsequently regained compliance with this requirement, Nasdaq will notify us of such non-compliance. If we receive such notice from Nasdaq, in accordance with the Nasdaq Listing Rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance. If our compliance plan is not accepted or we are otherwise unable to evidence compliance within Nasdaq’s allotted timeframe, Nasdaq may take steps to delist our common stock.

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

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	July 2, 2024

3.5	Amended and Restated Bylaws of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	May 2, 2022

4.1	Form of Series C/D Warrant, dated July 12, 2024.	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

4.2	Form of Placement Agent Warrant, dated July 12, 2024.	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

10.1	Form of Inducement Letter Agreement, dated July 12, 2024, by and between Phio Pharmaceuticals Corp. and the Holders.	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

10.2	Offer Letter, executed July 16, 2024, by and between the Company and Robert M. Infarinato.	Current Report on Form 8-K (File No. 001-36304)	August 1, 2024

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer. *

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer. *

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer. **

32.2	Sarbanes-Oxley Act Section 906 Certification of Principal Financial Officer. **

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

_________________
*	Filed herewith.
**	Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive Officer)

Date: November 14, 2024

By:	/s/ Robert M. Infarinato
Robert M. Infarinato
Vice President, Chief Financial Officer (as Principal Financial Officer)

Date: November 14, 2024

