Form 10-K
period 2024-12-31
Phio Pharmaceuticals Corp.
filed 2025-03-31
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on June 28, 2024, was approximately $3.2 million. Shares of Common Stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2025 the registrant had 4,778,154 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PHIO PHARMACEUTICALS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could,” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including, but not limited to:

•	we are dependent on the success of our INTASYL™ technology, and our product candidates based on this technology, which is unproven and may never lead to approved and marketable products;
•	our product candidates are in an early stage of development and we may fail, experience significant delays, never advance in clinical development or not be successful in our efforts to identify or discover additional product candidates, which may materially and adversely impact our business;
•	if we experience delays or difficulties in identifying and enrolling subjects in clinical trials, it may lead to delays in generating clinical data and the receipt of necessary regulatory approvals;
•	topline data may not accurately reflect or may materially differ from the complete results of a clinical trial;
•	we rely upon third parties for the manufacture of the clinical supply for our product candidates;
•	our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity;
•	we are dependent on the patents we own and the technologies we license, and if we fail to maintain our patents or lose the right to license such technologies, our ability to develop new products would be harmed;
•	we will require substantial additional funds to complete our research and development activities;
•	future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business;
•	we may not be able to remain compliant with the continued listing requirements of The Nasdaq Capital Market; and
•	the price of our Common Stock has been and may continue to be volatile.

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

ii

PART I

Unless otherwise noted, (1) the term “Phio” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and (2) the terms “Company,” “we,” “us” and “our” refer to the ongoing business operations of Phio and MirImmune, LLC, whether conducted through Phio or MirImmune, LLC.

ITEM 1.	BUSINESS

Overview

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a clinical stage biotechnology company whose proprietary INTASYL® small interfering RNA gene silencing technology is designed to make immune cells more effective in killing tumor cells. We are developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems. We are committed to discovering and developing innovative cancer treatments for patients by creating new pathways toward a cancer-free future. The Company operates with a single operating segment and a single reporting segment – the Clinical segment.

PH-762 is an INTASYL compound designed to reduce the expression of cell death protein 1 (“PD-1”). PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762 and is expected to enroll up to 30 patients. In May and December 2024, respectively, a Safety Monitoring Committee (SMC) reviewed data from the first and second dose cohorts treated with PH-762, and in both instances recommended escalation to the next dose concentration. A total of 7 patients with cutaneous carcinomas have been enrolled in dose cohorts 1 and 2. The second cohort enrolled a total of 4 patients who were diagnosed with cutaneous squamous cell carcinoma. At Day 36 (tumor excision), while patients in the first cohort had stable disease, a complete response (100% tumor clearance) was reported for 2 patients with cutaneous squamous cell carcinoma. Partial response (90% tumor clearance) was reported for 1 patient with cutaneous squamous cell carcinoma and 1 patient had stable disease, having not progressed. In this trial to date, intratumoral injection of PH-762 has been well tolerated in all enrolled patients and there were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in the patients receiving intratumoral PH-762. The third dose cohort is fully enrolled and patients in this cohort are currently in the treatment or follow-up phase of the study. We expect to complete enrollment of all patients in the study in the third quarter of 2025.

INTASYL Technology

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

Our development efforts are based on our proprietary INTASYL small interfering RNA technology. It is a patented technology from which specific patented compounds are developed. INTASYL compounds are comprised of a unique sequence of chemically modified nucleotides (modified small interfering RNA, or siRNAs) that target a broad range of cell types and tissues. The compounds are designed to effectively silence genes that tumors use to evade the immune system.

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

We believe that our INTASYL technology provides the following benefits including, but not limited to:

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

Our Pipeline

INTASYL compounds are designed to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems, and are designed to make immune cells more effective in killing tumor cells. Our efforts are focused on developing immuno-oncology therapeutics using our INTASYL technology. We have demonstrated preclinical activity against multiple gene targets including PD-1, BRD4, CTLA-4, TIGIT and CTGF and have demonstrated preclinical efficacy in both direct-to-tumor injection and adoptive cell therapy (“ACT”) applications with our INTASYL compounds.

The following table summarizes our product pipeline. Below we provide important information and context regarding each compound.

PH-762

PH-762 is an INTASYL compound designed to reduce the expression of PD-1. PD-1 is a protein that inhibits T cells’ ability to kill cancer cells and is a clinically validated target in immunotherapy. Decreasing the expression of PD-1 can thereby increase the capacity of T cells, which protect the body from cancer cells and infections, to kill cancer cells.

Our preclinical studies have demonstrated that direct-to-tumor application of PH-762 resulted in potent anti-tumoral effects and have shown that direct-to-tumor treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Importantly, direct-to-tumor administration of PH-762 resulted in activity against distant untreated tumors, indicative of a systemic anti-tumor response. We believe these data further support the potential for PH-762 to provide a strong local immune response without the dose immune-related adverse effects seen with systemic antibody therapy.PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762 and is expected to enroll up to 30 patients. In November 2023, we announced the dosing of the first patient under a previously cleared Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration, and the trial is currently open for the continued enrollment of patients. In May and December 2024, respectively, a Safety Monitoring Committee (SMC) reviewed data from the first and second dose cohorts treated with PH-762, and in both instances recommended escalation to the next dose concentration. A total of 7 patients with cutaneous carcinomas have been enrolled in dose cohorts 1 and 2. The second cohort enrolled a total of 4 patients who were diagnosed with cutaneous squamous cell carcinoma. At Day 36 (tumor excision), while patients in the first cohort had stable disease, a complete response (100% tumor clearance) was reported for 2 patients with cutaneous squamous cell carcinoma. Partial response (90% tumor clearance) was reported for 1 patient with cutaneous squamous cell carcinoma and 1 patient had stable disease, having not progressed.

Intratumoral injection of PH-762 has been well tolerated in all patients enrolled in the trial to date. There were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in the patients receiving intratumoral PH-762. The third dose cohort is fully enrolled and patients in this cohort are currently in the treatment or follow-up phase of the study. We expect to complete enrollment of all patients in the study in the third quarter of 2025. Due to INTASYL’s ease of administration, we have shown that our compounds can easily be incorporated into current ACT manufacturing processes. In ACT, immune cells such as T cells, natural killer cells or dendritic cells are taken from a patient’s or donor’s blood or tumor tissue, grown in large numbers in a laboratory, and then given back to the patient to help the immune system fight cancer. By treating a patient’s T cells with our INTASYL compounds while they are being grown outside the body, we believe our INTASYL compounds can improve these immune cells to make them more effective in killing cancer. Preclinical data generated in collaboration with AgonOx, Inc. (“AgonOx”), a private company developing a pipeline of novel immunotherapy drugs targeting key regulators of the immune response to cancer, demonstrated that treating AgonOx’s “double positive” tumor infiltrating lymphocytes (“DP TIL”) with PH-762 increased their tumor killing activity by two-fold.

In February 2021, we entered into a clinical co-development collaboration agreement (the “Clinical Co-Development Agreement”) with AgonOx to develop a T cell-based therapy using PH-762 and AgonOx’s DP TIL. Under the Clinical Co- Development Agreement, we had agreed to reimburse AgonOx up to $4 million in expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in patients with advanced melanoma and other advanced solid tumors.

In May 2024, we terminated the Clinical Co-Development Agreement with AgonOx, which such termination was effective immediately. Effective as of the date of termination, the Clinical Co-Development Agreement and our continuing obligations and those of AgonOx thereunder were terminated in their entirety. We are no longer required to provide financial support for the development of costs incurred under the Clinical Co-Development Agreement and we are no longer entitled to future development milestones or royalty payments from AgonOx’s licensing of its DP TIL technology. We agreed to pay to AgonOx all monetary obligations that accrued prior to the termination of the Clinical Co-Development Agreement. Remaining payments to be made to AgonOx as of December 31, 2024 totaled $34,320, which primarily relate to accrued obligations for patient fees and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, each of the Company and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial.

Prior to the termination of the Clinical Co-Development Agreement with AgonOx, PH-762 treated DP TIL were being evaluated in a Phase 1 clinical trial in the U.S. with up to 18 patients with advanced melanoma and other advanced solid tumors by AgonOx. The primary trial objectives were to evaluate the safety and to study the potential for enhanced therapeutic benefit from the administration of PH-762 treated DP TIL. AgonOx had enrolled three patients. The first two patients were treated with DP TIL only and a third patient was treated with a combination of DP TIL and PH-762. Clinical results for the single patient who received a combination of DP TIL and PH-762 showed tumor size reductions of 65%, 100% and 81%, respectively, in three melanoma lesions.

PH-894

PH-894 is an INTASYL compound that is designed to silence BRD4, a protein that controls gene expression in both T cells and tumor cells, thereby affecting the immune system as well as the tumor. Intracellular and/or commonly considered “undruggable” targets, such as BRD4, represent a challenge for small molecule and antibody therapies. Therefore, what sets this compound apart is its dual mechanism: PH-894 suppression of BRD4 in T cells results in T cell activation, and suppression of BRD4 in tumor cells results in tumors becoming more sensitive to being killed by T cells.

Preclinical studies conducted have demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells and in various cancer cells. Similar to PH-762, preclinical studies have also shown that direct-to-tumor application of PH-894 resulted in potent and statistically significant anti-tumoral effects against distant untreated tumors, indicative of a systemic anti-tumor response. These preclinical data indicate that PH-894 can reprogram T cells and other cells in the tumor microenvironment to provide enhanced immunotherapeutic activity. We have completed the IND-enabling studies and are in the process of finalizing the study reports required for an IND submission with PH-894. As a result of the reprioritization to advance our clinical trial with PH-762 in the U.S., we have elected to defer the IND submission for PH-894.

Synergies With Other Therapies

Preclinical studies with our INTASYL compounds in combination with antibodies resulted in enhanced potency in vivo. The combination of INTASYL with antibodies may also increase the number of addressable drug targets. Unlike other antibody combination approaches, INTASYL can target multiple protein drug targets in a specific therapeutic dose, thereby enhancing potency while maintaining a favorable tolerability and safety profile.

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

Patents and Patent Applications

We are actively seeking protection for our intellectual property and are prosecuting a number of patents and pending patent applications covering our compounds and technologies. A combined summary of these patents and patent applications is set forth below in the following table:

	Pending Applications	Issued Patents
United States	11	32
Canada	2	3
Europe	7	25
Japan	5	10
Other Markets	1	7

Our portfolio includes 77 issued patents, 69 of which cover our INTASYL technology. There are 19 patent families broadly covering both the composition and methods of use of our self-delivering INTASYL platform technology and uses of our INTASYL compounds targeting immune checkpoints for cancer therapy, as well as cellular differentiation and metabolism targets for Adoptive Cell Therapy cancer immunotherapies. The INTASYL technology patents are scheduled to expire between 2029 and 2038.

Furthermore, there are 26 patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). The patents that may issue from these pending patent applications will, if issued, be set to expire between 2029 and 2044, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

Key Intellectual Property License Agreements

As we develop our own proprietary compounds, we continue to evaluate our in-licensed portfolio as well as the field for new technologies that could be in-licensed to further enhance our intellectual property portfolio and unique intellectual property position.

In September 2011, the Company entered into an agreement with Advanced RNA Technologies, LLC (“Advirna”), pursuant to which Advirna assigned to us its existing patent and technology rights related to the INTASYL technology in exchange for an annual maintenance fee, a one-time milestone payment upon the future issuance of the first patent with valid claims covering the assigned patent and technology rights and the issuance of shares of Common Stock equal to 5% of the Company’s fully-diluted shares outstanding at the time of issuance. In 2012, we issued shares of Common Stock to Advirna equal to 5% of our fully-diluted shares outstanding at the time of issuance and paid $350,000 to Advirna upon the issuance of the first patent in 2014. Additionally, we also pay to Advirna an annual maintenance fee of $100,000 and are required to pay low single-digit royalties on any licensing revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. To date, any royalties owed to Advirna under the Advirna agreement have been minimal.

Our rights under the Advirna agreement will expire upon the later of: (i) the expiration of the last-to-expire of the “patent rights” (as defined therein) included in the Advirna agreement and (ii) the abandonment of the last-to-be abandoned of such patents, unless earlier terminated in accordance with the provisions of the Advirna agreement. Further, the Company also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics.

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

The amount of time taken by the FDA to approve an NDA or BLA will depend upon a number of factors, including whether the product candidate has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question and agency resources.

The FDA maintains several programs to facilitate and expedite the development and review of applications that are intended for the treatment of a serious or life-threatening disease or condition that meet certain other criteria, including Fast Track Designation, Breakthrough Designation, Priority Review, and the Accelerated Approval pathway.

We anticipate that our products will be manufactured by our strategic partners, licensees or other third parties. Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s current good manufacturing practice regulations (“cGMP”), which are regulations that govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Our manufacturers also will be subject to regulation under the Occupational Safety and Health Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act and other applicable environmental statutes. Following approval, the FDA and certain state agencies periodically inspect drug and biologic manufacturing facilities to ensure continued compliance with the cGMP. Our manufacturers will have to continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

In the future, we may also be subject to a variety of regulations governing clinical trials and sales of our products outside the U.S. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, the United Kingdom, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the U.S.

European Union Data Laws for Review and Approval of Drugs in the European Union Including France

The collection and use of personal health data and other personal information in the European Union (“EU”) is governed by the provisions of the General Data Protection Regulation (“GDPR”), which came into force in May 2018, and related implementing laws in individual EU Member States. In addition, following the United Kingdom’s (“UK”) formal departure from the EU on January 31, 2020, and the end of the transition period on December 31, 2020, the UK has become a “third country” for the purposes of EU data protection law. A “third country” is a country other than the EU Member States and the three additional European Economic Area countries (Norway, Iceland and Liechtenstein) that have adopted a national law implementing the GDPR. However, the trade and cooperation agreement (“TCA”) entered into between the EU and UK following the end of the transition period includes a provision, whereby the transfer of personal data from the EU to the UK will not be considered as a transfer to a “third country” for a period of four months starting from the entry into force of the TCA. This period will be extended by two further months, unless the EU or the UK objects. Under the GDPR, personal data can only be transferred to third countries in compliance with specific conditions for cross-border data transfers. Appropriate safeguards are required to enable transfers of personal data from the EU Member States. This status has a number of significant practical consequences, in particular for international data transfers, competent supervisory authorities and enforcement of the GDPR. The GDPR increased responsibility and liability in relation to personal data that we process.

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

Human Capital Management

As of December 31, 2024, we had five full-time employees. One employee utilizes a rented lab space, and the other four employees are primarily remote. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

We continually evaluate our business needs and weigh the use of in-house expertise and capacity with outsourced expertise and capacity. We currently outsource the functions of our accounting and finance department to a third-party consulting organization. We currently outsource substantially all preclinical and clinical trial work to third party contract research organizations and drug manufacturing contractors.

Our ability to identify, attract, retain and integrate additional qualified key personnel is also critical to our success and the competition for skilled research, product development, regulatory and technical personnel is intense. To attract qualified applicants, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payouts are based on performance.

A majority of Phio’s employees have obtained advanced degrees in their professions and we support our employees’ further development with individualized development plans, mentoring, coaching, group training, and conference attendance.

Corporate Information

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

In 2023, we implemented a cost rationalization program driven by our transition from discovery research to product development. This resulted in a decision not to renew the lease for office and laboratory space in Marlborough, Massachusetts, which expired on March 31, 2024. Beginning in April 2024, we have continued operations as a remote business with a laboratory facility in Worcester, Massachusetts. Our executive offices are located at 11 Apex Drive, Suite 300A PMB 2006, Marlborough, Massachusetts 01752 and our telephone number is (508) 767-3861.

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

Risks Relating to Our Business and Industry

We are dependent on the success of our INTASYL technology, and our product candidates based on this platform, which is unproven and may never lead to approved and marketable products.

Our efforts have been focused on the development of product candidates based on our INTASYL technology. We have invested, and we expect to continue to invest, significant financial resources and efforts developing our product candidates. Our ability to eventually generate revenue is highly dependent on the successful development, regulatory approval and commercialization of our INTASYL product candidates by us or by collaborative partners, which may not occur for the foreseeable future, if ever, and is highly uncertain and depends on a number of factors, many of which are beyond our control. Therefore, it is difficult to accurately predict challenges we may face with our product candidates as they move through the discovery, preclinical and clinical development stages. We will spend large amounts of money developing our INTASYL technology and may never succeed in obtaining regulatory approval. In addition, our research methodology may be unsuccessful in identifying product candidates and results from preclinical studies and clinical trials may not predict the results that will be obtained in later phase trials of our product candidates or our product candidates may interact with patients in unforeseen or harmful ways that may make it impractical or impossible to manufacture, receive regulatory approval or commercialize. If we are not successful in bringing an INTASYL product candidate to market, it will negatively impact our business and financial condition and we may not be able to identify and successfully implement an alternative product development strategy.

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

Further, the FDA may not accept the results of our preclinical studies or clinical trials and may require us to complete additional studies or impose stricter approval conditions than we expect, which could impact the value of a particular program, the approvability or commercialization of the particular product candidate or product and our Company in general. Because of these factors, it is difficult to predict the time and cost of the development of our product candidates. Any delay or failure in obtaining required approvals may prevent us from completing our preclinical studies or clinical trials and could have a material adverse effect on our ability to initiate or commercialize drug or biologic candidate on a timely basis, or at all. Additionally, preclinical studies and clinical trials are lengthy and expensive and if our cash resources become limited, we may not be able to commence, continue or complete such preclinical studies or clinical trials.

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

Changes in U.S. and international trade policies may adversely impact our business and operating results.

From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements. Because some of our vendors, manufactures and suppliers are located in other foreign countries, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, and a 10% tariff on certain imports from China, which were to take effect on February 4, 2025. President Donald Trump also announced a plan for reciprocal tariffs which are to take effect on April 2. Our supply may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the current President Trump administration (the “Trump Administration”) recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our products, if approved, which could have a material adverse effect on our business.

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

The use of our product candidates in clinical trials and, if any of our product candidates receive regulatory approval, the sale of our product candidates for commercial use exposes us to the risk of product liability claims. Product liability claims may be brought against us by patients, healthcare providers, consumers or others who come into contact with our product candidates or approved products. We have, and will seek to obtain, clinical trial insurance for current and any future clinical trials that we conduct, as well as liability insurance for any products that we market. However, there is no assurance that we will be able to obtain insurance in the amounts we seek, or at all. We anticipate that licensees who develop our products will carry liability insurance covering the clinical testing of our product candidates and the marketing of those product candidates, if approved. There is no assurance, however, that any insurance maintained by us or our licensees will prove adequate in the event of a claim against us. If we cannot successfully defend against product liability claims, we could incur substantial liabilities. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims. Any of these outcomes could materially impact our business and financial condition.

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

Approval of any of our product candidates will not occur unless the manufacturing facilities are in compliance with the FDA’s cGMP regulations in order to ensure that drug products are safe and that they consistently meet applicable requirements and specifications. These requirements are enforced by the FDA through periodic inspections of the manufacturing facilities and can result in enforcement action, such as warning letters, fines and suspension of production if they are found not to be in compliance with the regulations. If our suppliers or manufacturers do not comply with the FDA regulations for our product candidates, we may experience delays in timing or supply, be forced to manufacture our product candidates ourselves or seek to contract with another supplier or manufacturer. If we are required to switch suppliers or manufacturers, we will be required to verify that the new supplier or manufacturer maintains facilities and processes in line with cGMP regulations, which may result in delays, additional expenses, and may have a material adverse effect on our ability to complete the development of our product candidates.

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

In addition, others may challenge the patents or patent applications that we currently license or may license in the future or that we own and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, which would negatively affect our ability to exclude others from using the technologies described in these patents. There is no assurance that these patents or other pending applications or issued patents we license or that we own will withstand possible legal challenges. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management and key employees’ time. If we are unable to defend our licensed or owned intellectual property, it may have a material and adverse impact on our business, results of operations and financial condition.

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

Our success depends upon our ability to obtain and maintain intellectual property protection for our product candidates. Any patents issued to us or our licensors may not provide us with any competitive advantages, and there is no assurance that the patents of others will not have an adverse effect on our ability to do business or to continue to develop our product candidates freely. Pending patents that we have licensed and those that we own may continue to experience long and difficult prosecution challenges and may ultimately issue with much narrower claims than those in the pending applications. Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage provided by the patent. Further, even if our rights are valid, enforceable and broad in scope, competitors may develop products based on technology that is not covered by our licenses or patents or patent applications that we own. If we are unable to derive value from our licensed or owned intellectual property, it may have a material and adverse impact on our business, results of operations and financial condition.

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

We have historically incurred net losses and may never achieve or sustain profitability. Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses carried forward from a prior taxable year. Under that provision, we can carry forward our net operating losses to offset our future taxable income, if any, until such net operating losses are used or expire. Net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but are limited to offsetting up to 80% of future taxable income. Certain net operating loss carryforwards predating December 31, 2017, could expire unused before offsetting potential future income tax liabilities.

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

We have completed multiple assessments of the available net operating loss and tax credit carryforwards under Sections 382 and 383 of the Code through the year ended December 31, 2024 and determined that we underwent multiple ownership changes during the period from inception to 2024. As a result, our net operating losses and tax credit carryforwards are subject to substantial annual limitations under Sections 382 and 383 of the Code due to these ownership changes. The Company has adjusted its net operating loss and tax credit carryforwards to address the impact of the ownership changes. We assess the need to conduct an ownership change analysis to determine whether any changes occurred in ownership that would limit net operating loss or tax credit carryforwards on an annual basis. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss and tax credit carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

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

Our stock price has historically fluctuated widely and is likely to continue to be volatile. Because we are at an early stage of development and in the absence of product revenue as a measure of operating performance, we anticipate that the market price for our Common Stock may be influenced by, but not limited to, such factors as:

•	Announcements regarding the initiation or completion, and the results of preclinical studies and clinical trials of our product candidates;

•	Announcements regarding clinical trial results or development announcements concerning our competitors’ product candidates;

•	Regulatory or legal developments in the United States;

•	The recruitment or departure of key personnel;

•	The issuance of competitive patents or disallowance or loss of our patent rights;

•	Our ability to raise additional capital and the terms on which additional capital is raised;

•	To acquire new technologies, licenses or products; and

•	General economic, industry and market conditions.

The stock market, in general, and the markets for drug delivery and pharmaceutical company stocks, in particular, have experienced extreme volatility, that has often been unrelated to the operating performance of these particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock and could result in the loss of all or part of your investment. In addition, the limited trading volume of our stock may contribute to its volatility. Moreover, if we are unable to trade above $1.00 for a certain period of time, or fulfill the other continued listing standards, The Nasdaq Stock Market (“Nasdaq”) may delist our Common Stock. Delisting our Common Stock from Nasdaq would adversely affect our trading volume and would likely negatively impact our trading price.

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market.

To maintain continued listing on The Nasdaq Capital Market, we must satisfy minimum financial and other requirements. For example, Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million for continued listing. As of December 31, 2024, our stockholders’ equity was $4.7 million and there can be no assurance that we will be able to maintain or increase our stockholders’ equity in the future. If our stockholders’ equity falls below $2.5 million, as a result of operating losses or for other reasons, or if we are unable to demonstrate to Nasdaq’s satisfaction that we subsequently regained compliance with this requirement, Nasdaq will notify us of such non-compliance. If we receive such notice from Nasdaq, in accordance with the Nasdaq Listing Rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance. If our compliance plan is not accepted or we are otherwise unable to evidence compliance within Nasdaq’s allotted timeframe, Nasdaq may take steps to delist our Common Stock.

In addition, Nasdaq Listing Rule 5550(a)(2) requires a minimum bid price of at least $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Although the Company is currently in compliance with this requirement, there can be no assurance that we will be able to maintain compliance. We have in the past effected reverse stock splits of our Common Stock in order to regain or maintain compliance with this requirement (most recently on July 5, 2024). Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet this requirement and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, may not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination. Therefore, if we were to fall out of compliance with the minimum bid price requirement prior to July 5, 2025, we would not be able to effect a reverse stock split and would immediately be issued a delisting determination.

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

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a robust cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of safeguards, such as: continuous monitoring for internal and external threats; regular evaluations of our cybersecurity program, including periodic external reviews; and industry benchmarking. We are implementing cybersecurity awareness trainings for all employees. Our program leverages standard industry frameworks to strengthen our program effectiveness and reduce cybersecurity risks.

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

Governance

Management Oversight

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by the use of consultants as the Company does not have a full-time dedicated cybersecurity position in the Company. Our consultants have over 20 years of experience in information technology matters and are responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats.

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

As of December 31, 2024, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.”

ITEM 2.	PROPERTIES

The Company’s lease for its corporate headquarters and primary research facility in Marlborough, Massachusetts expired on March 31, 2024. The Company has continued operations as a primarily remote business with a rented lab space and has contracted a private mailbox with an address of 11 Apex Drive, Suite 300A, PMB 2006, Marlborough, MA 01752, to use as its principal mailing address for SEC and other purposes.

The Company has also contracted with LifeSciences PA located at 411 Swedeland Road, King of Prussia, PA 19406 for access to full working space for normal hours of operations at a fee for $300 per month, cancellable at any time.

The Company entered into a lease for a laboratory facility located at 17 Briden Street, Worcester, Massachusetts. The lease had an original expiration date of August 31, 2024, and was subsequently extended through February 28, 2025.  The Company continues to lease the space on a month-to-month basis.  Monthly rent is approximately $2,500.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to various legal proceedings and complaints arising in the ordinary course of business. To our knowledge, we are not currently a party to any actual or threatened material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on The Nasdaq Capital Market under the symbol “PHIO.”

Holders

At March 20, 2025, there were approximately 14 holders of record of our Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We have never paid any cash dividends and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Sales of Securities

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K for the year ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not repurchase any shares of our Common Stock during the years ended December 31, 2024 or 2023.

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

Overview

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a clinical stage biotechnology company whose proprietary INTASYL™ self-delivering RNAi® small interfering RNA gene silencing technology is designed to make immune cells more effective in killing tumor cells. We are developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems. We are committed to discovering and developing innovative cancer treatments for patients by creating new pathways toward a cancer-free future.

PH-762 is an INTASYL compound designed to reduce the expression of cell death protein 1 (“PD-1”). PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762 and is expected to enroll up to 30 patients. In May and December 2024, respectively, a Safety Monitoring Committee (SMC) reviewed data from the first and second dose cohorts treated with PH-762, and in both instances recommended escalation to the next dose concentration. A total of 7 patients with cutaneous carcinomas have been enrolled in dose cohorts 1 and 2. The second cohort enrolled a total of 4 patients who were diagnosed with cutaneous squamous cell carcinoma. At Day 36 (tumor excision), while patients in the first cohort had stable disease, a complete response (100% tumor clearance) was reported for 2 patients with cutaneous squamous cell carcinoma. Partial response (90% tumor clearance) was reported for 1 patient with cutaneous squamous cell carcinoma and 1 patient had stable disease, having not progressed. In this trial to date, intratumoral injection of PH-762 has been well tolerated in all enrolled patients and there were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in the patients receiving intratumoral PH-762. The third dose cohort is fully enrolled and patients in this cohort are currently in the treatment or follow-up phase of the study. Phio expects to complete enrollment of all patients in the study in the third quarter of 2025.

In 2023, the Company implemented a cost rationalization program driven by its transition from discovery research to product development. This resulted in a decision not to renew the lease for office and laboratory space in Marlborough, Massachusetts, which expired on March 31, 2024. Beginning in April 2024, we have continued operations as a remote business with a laboratory facility in Worcester, Massachusetts. Beginning in January 2024, we rationalized discovery research personnel resulting in an overall headcount reduction by greater than 50%. Expense reductions have been redirected to funding the Phase 1b clinical trial with PH-762.

PH-762

PH-762 is an INTASYL compound designed to reduce the expression of PD-1. PD-1 is a protein that inhibits T cells’ ability to kill cancer cells and is a clinically validated target in immunotherapy. Decreasing the expression of PD-1 can thereby increase the capacity of T cells, which protect the body from cancer cells and infections, to kill cancer cells.

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

PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762 and is expected to enroll up to 30 patients. In November 2023, we announced the dosing of the first patient under a previously cleared Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration. In May and December 2024, respectively, a Safety Monitoring Committee (SMC) reviewed data from the first and second dose cohorts treated with PH-762 and recommended escalation to the next dose concentration. A total of 7 patients with cutaneous carcinomas have enrolled in Cohorts 1 and 2. The second cohort enrolled a total of 4 patients who were diagnosed with cutaneous squamous cell carcinoma. At Day 36 (tumor excision), while patients in the first cohort had stable disease, the a complete response (100% tumor clearance) was reported for 2 patients with cutaneous squamous cell carcinoma. A partial response (90% tumor clearance) was reported for 1 patient with cutaneous squamous cell carcinoma and 1 patient had stable disease, having not progressed.

Intratumoral injection of PH-762 has been well tolerated in all patients enrolled in the trial to date. There were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in the patients receiving intratumoral PH-762. The third dose cohort is fully enrolled and patients in this cohort are currently in the treatment or follow-up phase of the study. We expect to complete enrollment of all patients in the study in the third quarter of 2025.

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

In May 2024, we terminated the Clinical Co-Development Agreement with AgonOx, which such termination was effective immediately. Effective as of the date of termination, the Clinical Co-Development Agreement and our continuing obligations and those of AgonOx thereunder were terminated in their entirety. We are no longer required to provide financial support for the development of costs incurred un the Clinical Co-Development Agreement and we are no longer entitled to future development milestones or royalty payments from AgonOx’s licensing of its DP TIL technology. We agreed to pay to AgonOx all payment obligations that accured prior to the termination of the Clinical Co-Development Agreement. Remaining payments to be made to AgonOx as of December 31, 2024 totaled $34,320, which primarily relate to accrued obligations for patient fees and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, each of the Company and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial.

Prior to the termination of the Clinical Co-Development Agreement with AgonOx, PH-762 treated DP TIL were being evaluated in a Phase 1 clinical trial in the U.S. with up to 18 patients with advanced melanoma and other advanced solid tumors by AgonOx. The primary trial objectives were to evaluate the safety and to study the potential for enhanced therapeutic benefit from the administration of PH-762 treated DP TIL. AgonOx had enrolled three patients. The first two patients were treated with DP TIL only and a third patient was treated with a combination of DP TIL and PH-762. Clinical results for the single patient who received a combination of DP TIL and PH-762 showed tumor size reductions of 65%, 100% and 81%, respectively, in three melanoma lesions.

PH-894

PH-894 is an INTASYL compound that is designed to silence BRD4, a protein that controls gene expression in both T cells and tumor cells, thereby affecting the immune system as well as the tumor. Intracellular and/or commonly considered “undruggable” targets, such as BRD4, represent a challenge for small molecule and antibody therapies. Therefore, what sets this compound apart is its dual mechanism: PH-894 suppression of BRD4 in T cells results in T cell activation, and suppression of BRD4 in tumor cells results in tumors becoming more sensitive to being killed by T cells.

Preclinical studies conducted have demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells and in various cancer cells. Similar to PH-762, preclinical studies have also shown that direct-to-tumor application of PH-894 resulted in potent and statistically significant anti-tumoral effects against distant untreated tumors, indicative of a systemic anti-tumor response. These preclinical data indicate that PH-894 can reprogram T cells and other cells in the tumor microenvironment to provide enhanced immunotherapeutic activity. We have completed the IND-enabling studies and are in the process of finalizing the study reports required for an IND submission with PH-894. As a result of the reprioritization to advance our clinical trial with PH-762 in the U.S., we have elected to defer the IND submission for PH-894.

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

We are required to estimate our accrued research and development expenses, of which a significant portion relate to third party providers we have contracted with to perform various research activities on our behalf for the continued development of our product candidates. This process includes reviewing open contracts and purchase orders, estimating the service performed and the associated cost incurred for research and development services not yet billed or otherwise notified of actual cost. Accrued liabilities for the services provided by contract research organizations are recorded during the period incurred based on such estimates and assumptions as expected cost, passage of time, the level of effort to be expended in each period, the achievement of milestones and other information available to us. Estimates of our research and development accruals are assessed on a quarterly basis based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and facts and circumstances known to us at that time and adjusted accordingly.

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

Financial Operations Overview

Revenues

We have not generated any commercial product revenue and do not expect to do so in the foreseeable future.

In the future, we may generate revenue from a combination of government grants, research and development agreements, license fees and other upfront payments, milestone payments, product sales and royalties in connection with future strategic collaborators and partners. We expect that any revenue we generate will fluctuate from period to period as a result of the timing of the achievement of any preclinical, clinical or commercial milestones and the timing and amount of payments received relating to those milestones and the extent to which any of our product candidates are approved and successfully commercialized by us or strategic collaborators and partners. If we or any future partner fail to develop product candidates in a timely manner or obtain regulatory approval for them, then our ability to generate future revenue and our results of operations and financial position would be adversely affected.

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

Interest Income (Expense), net

Interest Income (Expense) consists of interest income and expense.

Results of Operations

The following table summarizes our results of operations for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
	2024	2023	Change
Operating expenses	$7,387	$10,824	$(3,437)
Operating loss	$(7,387)	$(10,824)	$3,437
Net loss	$(7,150)	$(10,826)	$3,676

Comparison of the Years Ended December 31, 2024 and 2023

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
	2024	2023	Change
Research and development	$3,643	$6,332	$(2,689)
General and administrative	3,744	4,366	(622)
Impairment of property and equipment	–	126	(126)
Total operating expenses	$7,387	$10,824	$(3,437)

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024 decreased 42% as compared with the year ended December 31, 2023. The decrease in research and development expenses was primarily driven by our cost rationalization measures in transitioning from a research company to a product development company. These actions resulted in a decrease of $1,044,000 of expense due to the wind-down of preclinical studies, a reduction of $804,000 in salary-related costs including stock-based compensation expense, and $198,000 in lab supplies associated with the reduction in headcount. Additionally, we experienced a reduction in clinical consulting fees and clinical trial-related fees of $350,000 incurred in connection with our IND filing for PH-762 and our former PH-762 trials in ACT and European clinical trial, as well as a decrease of $245,000 in manufacturing fees for PH-762 compared with 2023.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 decreased 14% as compared to the year ended December 31, 2023. The decrease in general and administrative expenses was primarily due to decreases in professional fees for a total of $430,000 primarily related to legal and patent expenses and in our D&O insurance premium of $88,000 as compared to the prior year period.

Impairment of Property and Equipment

The Company did not record loss on impairment in the year ended December 31, 2024. The impairment charge to our long-lived assets in the year ended December 31, 2023 was associated with our non-renewal of our office lease to operate as a remote business. The carrying value of these assets totaling $126,000 was deemed no longer recoverable and an impairment charge of $126,000 was recorded to adjust those assets to their fair value.

Liquidity and Capital Resources

Historically, our primary source of funding has been through the sale of our securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At December 31, 2024, we had cash of $5,382,000 as compared with $8,490,000 at December 31, 2023.

During the year ended December 31, 2024, we completed multiple financings and received total net proceeds of $4,001,000 after deducting placement agent fees and offering expenses. For further information regarding the financings, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report.

Subsequent to year-end, we completed financings and received total net proceeds of $6,800,000 after deducting placement agent fees and offering expenses. For further information regarding the financings, see Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

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

The following table summarizes our cash flows for the periods indicated, in thousands:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(7,112)	$(10,749)
Net cash provided by (used in) investing activities	8	(5)
Net cash provided by financing activities	3,996	7,413
Net decrease in cash and cash equivalents	$(3,108)	$(3,341)

Net Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 decreased 34% as compared with the year ended December 31, 2023. This change of approximately $3,600,000 reflects a reduction in net loss before subtracting non-cash items of $3,200,000 and a concurrent reduction of approximately $400,000 of cash outflows driven by the reduction of outstanding accounts payable and liquidation of various current assets primarily as a result of liabilities owed for the completion of preclinical studies in the prior year.

Net Cash Flow from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was approximately $8,000 as compared to the year ended December 31, 2023 where net cash used in investing activities was $5,000. The increase in net cash provided by investing activities was primarily due to laboratory and computer equipment purchases for our facility during the prior year and proceeds from the disposition of fixed assets in the current year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 decreased by 46% as compared to the year ended December 31, 2023, primarily due to the lower net proceeds from the completion of our securities offerings during the prior year as compared with the current year.

Contractual Obligations

Commitments

In February 2021, we entered into a Clinical Co-Development Agreement with AgonOx to develop a T cell-based therapy using PH-762 and AgonOx’s DP TIL. Details of our obligations under the Clinical Co-Development Agreement as of December 31, 2024 can be found in Note 2 of the consolidated financial statements included elsewhere in this Annual Report. In May 2024, we terminated the Clinical Co-Development Agreement with AgonOx, which such termination was effective immediately. Effective as of the date of termination, the Clinical Co-Development Agreement and our continuing obligations and those of AgonOx thereunder were terminated in their entirety. We are no longer required to provide financial support for the development costs incurred under the Clinical Co-Development Agreement and we are no longer entitled to future development milestones or royalty payments from AgonOx’s licensing of its DP TIL technology. We will pay to AgonOx all payment obligations that occurred prior to the termination of the Clinical Co-Development Agreement. Remaining payments to be made to AgonOx as of December 31, 2024 totaled $34,320, which primarily relate to accrued obligations for patient fees and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, each party shall be responsible for their own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial.

Prior to the termination of the Clinical Co-Development Agreement with AgonOx, PH-762 treated DP TIL was being evaluated in a Phase 1 clinical trial in the U.S. with up to 18 patients with advanced melanoma and other advanced solid tumors by AgonOx. The primary trial objectives were to evaluate the safety and to study the potential for enhanced therapeutic benefit from the administration of PH-762 treated DP TIL. AgonOx had enrolled three patients. The first two patients were treated with DP TIL only and a third patient was treated with a combination of DP TIL and PH-762. Clinical results for the single patient who received a combination of DP TIL and PH-762 showed tumor size reductions of 65%, 100% and 81% respectively, in three melanoma lesions.

License Commitments

We enter into licensing agreements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon progress through clinical trials, upon approval of the product by a regulatory agency and/or upon a percentage of sales of the product pursuant to such agreements. The expenditures required under these arrangements may be material individually in relation to any product candidates covered by the intellectual property licensed under any such arrangement, and material in the aggregate in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period. During the years ended December 31, 2024 and 2023, we did not trigger any milestone payments.

Our contractual license obligations that will require future cash payments as of December 31, 2024 are $500,000, which result from payments expected in connection with annual license fees.

Lease Commitments

We did not renew the lease for our corporate headquarters and primary research facility in Marlborough, Massachusetts, which expired on March 31, 2024. Beginning in April 2024, we have continued operations as a remote business with a laboratory facility in Worcester, Massachusetts. The new lease had an original expiration date of August 31, 2024, and was subsequently extended through February 28, 2025. The Company continues to lease the space on a month-to-month basis. Monthly rent is approximately $2,500.

For further information regarding our future cash commitments see Note 6 to our consolidated financial statements included elsewhere in this Annual Report.

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

Shareholders and Board of Directors

Phio Pharmaceuticals Corp.

Marlborough, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Phio Pharmaceuticals Corp. (the "Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, preferred stock and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Certain Warrants Issued in 2024

As described in Note 8 to the consolidated financial statements, in July 2024 the Company issued new Series C and Series D warrants to purchase common stock to certain holders of existing warrants in connection with an Inducement Letter Agreement (the “July 2024 Financing”). In December 2024, the Company issued Series E and Series F warrants to purchase common stock to certain institutional and accredited investors in connection with registered direct offerings of common stock and concurrent private placement offerings of warrants to purchase common stock (the "December 2024 Offerings”). The Company first assessed the warrants and determined they were outside the scope of ASC 480 as there were no instances outside of the Company’s control that could require cash settlement. The Company then applied the applicable accounting guidance in ASC 815 to account for the warrants as either derivative liabilities or equity instruments. Warrants issued in connection with the July 2024 Financing and December 2024 Offerings did not meet the definition of a derivative instrument as they are indexed to the Company’s stock and are classified within stockholders’ equity.

We identified the assessment of the accounting for the Series C, D, E and F warrants (“Certain Warrants”) to purchase common stock issued in connection with the July 2024 Financing and December 2024 Offerings as a critical audit matter. Determining whether the Certain Warrants issued are in the scope of ASC 480 and whether these warrants should be accounted for as either derivative liabilities or equity instruments requires significant judgment due to the application of complex accounting guidance in evaluating whether there were no instances outside of the Company’s control that could require cash settlement and whether they are indexed to the Company’s stock and classified within stockholders’ equity. Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent of the audit effort required to address the matter, including the need for expertise in accounting for warrants.

The primary procedures we performed to address this critical audit matter included:

•	Reading and analyzing agreements related to the Certain Warrants issued to identify relevant terms and conditions that affect whether they are in the scope of ASC 480 or should be accounted for as either derivative liabilities or equity instruments.

•	With the assistance of professionals in our firm having expertise in accounting for warrants, we evaluated the Company’s conclusions regarding whether the Certain Warrants issued are in the scope of ASC 480 or should be accounted for as either derivative liabilities or equity instruments under accounting principles generally accepted in the United Stated of America.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2011.

Boston, Massachusetts

March 31, 2025

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,382	$8,490
Prepaid expenses and other current assets	354	832
Total current assets	5,736	9,322
Right of use asset	–	33
Property and equipment, net	2	6
Other assets	–	3
Total assets	$5,738	$9,364

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$657
Accrued expenses	762	942
Lease liability	–	35
Total current liabilities	1,015	1,634
Total liabilities	1,015	1,634
Commitments and Contingencies (Footnote 6)
Series D Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, 0 issued and outstanding at December 31, 2024 and December 31, 2023	–	–

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,733,717 and 416,368 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	–	–
Additional paid-in capital	151,079	146,936
Accumulated deficit	(146,356)	(139,206)
Total stockholders’ equity	4,723	7,730
Total liabilities, preferred stock and stockholders’ equity	$5,738	$9,364

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$3,643	$6,332
General and administrative	3,744	4,366
Loss on impairment of property and equipment	–	126
Total operating expenses	7,387	10,824
Operating loss	(7,387)	(10,824)
Interest income (expense), net	231	(8)
Other income	6	6
Net loss	$(7,150)	$(10,826)
Net loss per common share:
Basic and diluted	$(9.08)	$(46.76)
Weighted average number of common shares outstanding
Basic and diluted	787,466	231,508

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	1	$2	126,558	$–	$139,218	$(128,380)	$10,838
Cash-in-lieu of fractional shares for reverse stock split	–	–	(190)	–	(11)	–	(11)
Redemption of preferred stock	(1)	(2)	–	–	–	–	–
Issuance of common stock and warrants, net of offering costs	–	–	218,168	–	7,452	–	7,452
Issuance of common stock upon exercise of warrants	–	–	69,881	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	2,601	–	–	–	–
Shares withheld for payroll taxes	–	–	(650)	–	(26)	–	(26)
Stock-based compensation expense	–	–	–	–	303	–	303
Net loss	–	–	–	–	–	(10,826)	(10,826)
Balance at December 31, 2023	–	–	416,368	–	146,936	(139,206)	7,730
Issuance of common stock upon exercise of warrants	–	–	420,578	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	–	–	3,995	–	–	–	–
Shares withheld for payroll taxes	–	–	(689)	–	(5)	–	(5)
Cash issued in lieu of fractional shares for 1:9 reverse stock split	–	–	(255)	–	(1)	–	(1)
Issuance of common stock and warrants, net of offering costs	–	–	893,720	–	4,002	–	4,002
Stock-based compensation expense	–	–	–	–	147	–	147
Net loss	–	–	–	–	–	(7,150)	(7,150)
Balance at December 31, 2024	–	$–	1,733,717	$–	$151,079	$(146,356)	$4,723

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,150)	$(10,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	56
Amortization of right of use asset	33	128
Impairment of property and equipment	–	126
Net loss on the disposal of property and equipment	(6)	–
Stock-based compensation	147	303
Changes in operating assets and liabilities:
Prepaid expenses and other assets	481	(196)
Accounts payable	(404)	(122)
Accrued expenses	(180)	(83)
Lease liability	(35)	(135)
Net cash used in operating activities	(7,112)	(10,749)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(1)	(5)
Asset sale proceeds	9	–
Net cash provided by (used in) investing activities	8	(5)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	4,002	7,452
Cash-in-lieu of fractional shares for reverse stock split	(1)	(11)
Redemption of Series D Preferred Stock	–	(2)
Payment of taxes on net share settlements of restricted stock units	(5)	(26)
Net cash provided by financing activities	3,996	7,413
Net decrease in cash and cash equivalents	(3,108)	(3,341)
Cash and cash equivalents at the beginning of year	8,490	11,831
Cash and cash equivalents at the end of year	$5,382	$8,490

	2024	2023
Supplemental cash flow information
Cash paid during the year for:
Interest	$13	$11

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Nature of Operations

Phio Pharmaceuticals Corp. (“Phio” or the “Company”) is a clinical stage biotechnology company whose proprietary INTASYL™ self-delivering RNAi technology is designed to make immune cells more effective in killing tumor cells. The Company is developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems.

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

Liquidity

The Company has reported recurring losses from operations since its inception and expects to continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been from sales of its securities. The Company’s ability to continue to fund its operations is dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities. This is dependent on a number of factors, including the market demand and liquidity of Common Stock. There is no guarantee that debt, additional equity or other funding will be available to us on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back or terminate its operations or seek to merge with or to be acquired by another company.

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

Leases

At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. For contracts that contain a lease, the Company identifies the lease and non-lease components, determines the consideration in the contract and classifies the lease as operating or financing. For leases with a term greater than one year, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term at the commencement date of the lease.

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

Fair Value of Financial Instruments

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

Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. Accordingly, the Company is also required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from estimates. The Company uses historical data to estimate pre-vesting award forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The Company’s forfeiture rate estimates are based on an analysis of our actual forfeiture experience, employee turnover behavior, and other factors. The impact of any adjustments to the Company’s forfeiture rates or to the extent that actual forfeitures differ from the Company’s estimates, is recorded as a cumulative adjustment in the period the estimates are revised.

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

The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. The Company follows a more-likely-than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. The guidance relates to, amongst other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to uncertain tax positions are recorded as income tax expense. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known.

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

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments,” which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 during the year ended December 31, 2024, which resulted in the required additional disclosures included in Note 12 to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU also describes items that need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and the activity with which the reconciling item is associated. The ASU eliminates the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact that ASU 2023–09 will have on its consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about the specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements but affect where this information appears in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements.

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

In May 2024, the Company terminated the Clinical Co-Development Agreement with AgonOx effective immediately. Effective as of the date of termination, the Clinical Co-Development Agreement and the Company’s continuing obligations and those of AgonOx thereunder were terminated in their entirety. The Company no longer is required to provide financial support for the development costs incurred in the Clinical Co-Development Agreement and the Company is no longer entitled to future development milestones or royalty payments from AgonOx’s licensing of its DP TIL technology. The Company will pay to AgonOx all payment obligations that accrued prior to the termination of the Clinical Co-Development Agreement. Remaining payments to be made to AgonOx as of December 31, 2024 totaled $34,320, which primarily relate to accrued obligations for patient fees and other miscellaneous costs as of the date of termination. Pursuant to the terms of the Clinical Co-Development Agreement, each of the Company and AgonOx shall be responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial.

The Company recognized approximately $106,000 and $1,115,000 of research and development expense in connection with these efforts during the years ended December 31, 2024 and 2023, respectively.

3. Property and Equipment

The following table summarizes the Company’s major classes of property and equipment, in thousands:

	December 31,
	2024	2023
Computer equipment	$35	$62
Machinery & equipment	265	964
Furniture & fixtures	8	70
Leasehold improvements	–	46
Total gross fixed assets	308	1,142
Less: accumulated depreciation and amortization	(306)	(1,136)
Property and equipment, net	$2	$6

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $2,000 and $56,000, respectively.

4. Accrued Expenses

Accrued expenses consist of the following, in thousands:

	December 31,
	2024	2023
Compensation and benefits	$31	$222
Professional fees	156	126
Research and development costs	558	517
Other	17	77
Total accrued expenses	$762	$942

5. Leases

The Company leases space for various corporate and research purposes. It is the Company’s policy to apply the provisions of ASC 842 when accounting for arrangements that meet the criteria to be a lease. The Company calculates the lease liability as the present value of the lease’s cash flows using the interest rate implicit in the lease, if determinable. If the rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is defined as the rate the Company would have to pay to borrow on a collateralized basis over the lease term. The Company has elected the accounting policy election available under ASC 842 to not record a lease liability for leases with a term of less than one year.

From April 2014 to March 2024, the Company leased space that was utilized as its corporate headquarters and primary laboratory. The lease expired on March 31, 2024. On March 1, 2024, the Company commenced a lease for a laboratory facility located at 17 Briden Street, Worcester, Massachusetts. The lease had an original expiration date of August 31, 2024 and was subsequently extended through February 28, 2025. The Company continues to lease the space on a month-to-month basis. Monthly rent is approximately $2,500.

The lease for the Company’s corporate headquarters had represented all of its significant lease obligations. The amounts reported in the 2023 consolidated balance sheets for the operating lease in which the Company is the lessee and other supplemental balance sheet information is set forth as follows, in thousands, except the lease term (number of years) and discount rate:

	December 31,
	2024	2023
Assets
Right of use asset	$–	$33
Liabilities
Lease liability, current	–	35
Lease liability, non-current	–	–
Total lease liability	$–	$35
Lease Term and Discount Rate
Weighted average remaining lease term	–	0.25
Weighted average discount rate	–	4.70%

Operating lease costs included in operating expense were $58,000 and $132,000 for the years ended December 31, 2024 and 2023, respectively.

Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s consolidated statements of cash flows was $60,000 and $139,000 for the years ended December 31, 2024 and 2023, respectively.

6. Commitments and Contingencies

Commitments

In February 2021, the Company entered into the Clinical Co-Development Agreement with AgonOx to develop a T cell-based therapy using the Company’s lead product candidate, PH-762, and AgonOx’s DP TIL technology. Per the terms of the Clinical Co-Development Agreement, the Company agreed to reimburse AgonOx up to $4,000,000 in expenses incurred to conduct a Phase 1 clinical trial of PH-762 treated DP TIL in patients with advanced melanoma and other advanced solid tumors. In May 2024, the Company terminated the Clinical Co-Development Agreement with AgonOx effective immediately. Refer to Note 2 for further details on the Clinical Co-Development Agreement with AgonOx.

In September 2011, the Company entered into an agreement with Advanced RNA Technologies, LLC (“Advirna”), pursuant to which Advirna assigned to the Company its existing patent and technology rights related to the INTASYL technology in exchange for an annual maintenance fee of $100,000, a one-time milestone payment upon the future issuance of the first patent with valid claims covering the assigned patent and technology rights and the issuance of shares of Common Stock equal to 5% of the Company’s fully-diluted shares outstanding at the time of issuance. The one-time milestone payment and the issuance of shares of Common Stock were completed in 2014 and 2012, respectively. Additionally, the Company is required to pay low single-digit royalties to Advirna on any licensing revenue received by the Company with respect to future licensing of the assigned Advirna patent and technology rights. To date, any royalties owed to Advirna under the Advirna agreement have been minimal.

The Company’s rights under the Advirna agreement will expire upon the later of: (i) the expiration of the last-to-expire of the “patent rights” (as defined therein) included in the Advirna agreement; and (ii) the abandonment of the last-to-be abandoned of such patents, unless earlier terminated in accordance with the provisions of the Advirna agreement. Further, the Company also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics.

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

During the years ended December 31, 2024 and 2023, the Company did not trigger any milestone payments.

The Company’s contractual license obligations that will require future cash payments as of December 31, 2024, which result from payments expected in connection with annual license fees, are as follows, in thousands:

Year Ending December 31,
2025	$100
2026	100
2027	100
2028	100
2029	100
Total	$500

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

Litigation

From time to time, the Company may become a party to various legal proceedings and complaints arising in the ordinary course of business. To the Company’s knowledge, it is not currently a party to any actual or threatened material legal proceedings. Accordingly, there were no contingent liabilities recorded as of the year ended December 31, 2024.

7. Preferred Stock

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

The Series D Preferred Stock is entitled to 17,500,000 votes per share exclusively with respect to any proposal to amend the Company’s Amended Certificate to effect a reverse stock split of Common Stock. The terms provide that it would be voted, without action by the holder, on any such proposal in the same proportion as shares of Common Stock are voted. The Series D Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

Under its terms, the outstanding share of Series D Preferred Stock was to be redeemed in whole, but not in part, at any time: (i) if such redemption was approved by the Board in its sole discretion or (ii) automatically and effective upon the approval by the Company's stockholders of an amendment to the Amended Certificate to effect a reverse stock split of Common Stock. The Series D Preferred Stock was redeemed in whole on January 4, 2023, upon the approval by the Company’s stockholders of the 2023 1-for-12 reverse stock split. Upon such redemption, the holder of the Series D Preferred Stock received consideration of $1,750 in cash.

At December 31, 2024, there were no shares of preferred stock issued or outstanding.

8. Stockholders’ Equity

The Company raised $4.0 million and $7.5 million through a series of warrants inducements, registered direct offerings, and concurrent private placements during the years ended December 31, 2024 and 2023, respectively.

April 2023 Financing

In April 2023, the Company completed a registered direct offering and a concurrent private placement of a total of: 353,983 registered shares of Common Stock at a purchase price per share of $5.65, unregistered five and one-half year term Series A warrants to purchase up to 353,983 shares of Common Stock at an exercise price of $5.40 per share and unregistered eighteen month term Series B warrants to purchase up to 353,983 shares of Common Stock at an exercise price of $5.40 per share (collectively, the “April 2023 Financing”). In addition, the Company issued unregistered warrants to the placement agent, H.C. Wainwright & Co., LLC (“HCW”), in the April 2023 Financing to purchase a total of 26,549 shares of Common Stock at an exercise price of $7.0625 per share. Net proceeds to the Company from the April 2023 Financing were $1,538,000 after deducting placement agent fees and offering expenses.

In connection with the April 2023 Financing, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with the participating investors to amend the exercise price of certain existing warrants to purchase up to an aggregate of 191,619 shares of Common Stock that were previously issued in April 2018 through January 2021, such that each of the amended warrants had an exercise price of $5.40 per share. The Company received $24,000 as consideration in connection with the Warrant Amendment Agreements. The Company assessed the amendments to the exercise price of the warrants under the FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and determined that the amendment to the exercise price was completed in connection with and contingent on the close of the April 2023 Financing. The increase in fair value of $293,000 related to the Warrant Amendment Agreements was recognized as an equity issuance cost and recorded in additional paid in capital per ASC 815.

June 2023 Financing

In June 2023, the Company completed a registered direct offering and a concurrent private placement of a total of: 233,646 registered shares and 72,000 unregistered shares of Common Stock each at a purchase price per share of $4.28, unregistered pre-funded warrants to purchase up to an aggregate of 628,935 shares of Common Stock at a purchase price per share of $4.279 and with an exercise price of $0.001 per share, unregistered five and one-half year term Series A warrants to purchase up to an aggregate of 934,581 shares of Common Stock at an exercise price of $4.03 per share and unregistered eighteen month term Series B warrants to purchase up to an aggregate of 934,581 shares of Common Stock at an exercise price of $4.03 per share (collectively, the “June 2023 Financing”). In addition, the Company issued unregistered warrants to the placement agent, HCW, in the June 2023 Financing to purchase a total of 70,094 shares of Common Stock at an exercise price of $5.35 per share. Net proceeds to the Company from the June 2023 Financing were $3,510,000 after deducting placement agent fees and offering expenses.

December 2023 Financing

In December 2023, the Company entered into an inducement letter agreement (the “Inducement Letter Agreement”) with certain holders of the Company’s existing warrants to purchase up to an aggregate of 2,130,252 shares of Common Stock. The existing warrants were originally issued on dates between October 2018 and June 2023 with an exercise price of $5.40 or $4.03 per share. Pursuant to the Inducement Letter Agreement, these warrants were exercised for cash at a reduced exercise price of $1.33 per share in consideration of the Company’s agreement to issue new five and one-half year term Series A warrants to purchase up to 2,270,320 shares of Common Stock at an exercise price of $1.08 per share and new eighteen month term Series B warrants to purchase up to 1,990,184 shares of Common Stock at an exercise price of $1.08 per share (collectively, the “December 2023 Financing”). In addition, the Company issued warrants to the placement agent, HCW, in the December 2023 Financing to purchase a total of 159,769 shares of Common Stock at an exercise price of $1.66 per share.

Pursuant to the terms of the Inducement Letter Agreement, in the event that the exercise of the existing warrants in the December 2023 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of Common Stock in abeyance. Accordingly, at December 31, 2023, an aggregate of 826,370 shares of Common Stock were held in abeyance (the “December 2023 Abeyance Shares”) with such December 2023 Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The December 2023 Abeyance Shares will be held until notice is received by the holder that the balance of the shares of Common Stock may be issued in compliance with such beneficial ownership limitations and may be exercised pursuant to a notice of exercise from the holder. Until such time, the December 2023 Abeyance Shares are evidenced through the holder’s existing warrants and have been included in the Company’s table of outstanding warrants below.

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

May 2024 Financing

On May 16, 2024, the Company entered into a purchase agreement (the “Purchase Agreement”) with Triton Funds LP (“Triton”), pursuant to which the Company agreed to sell, and Triton agreed to purchase, upon the Company’s request in one or more transactions, up to 862,500 shares of Common Stock at a purchase price of $0.72 per share (the “Purchase Price”), for aggregate gross proceeds of up to $621,000. The Company recorded expense of approximately $100,000, primarily related to legal fees, in connection with the execution of the Purchase Agreement with Triton. On July 3, 2024, the Company terminated the Purchase Agreement with Triton effective immediately. No shares of Common Stock were sold by the Company pursuant to the Purchase Agreement prior to termination.

July 2024 Financing

On July 11, 2024, the Company entered into inducement letter agreements (the “July 2024 Inducement Letter Agreements”) with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 545,286 shares of Common Stock. The existing warrants were originally issued in February 2020 through December 2023, having exercise prices between $324.00 and $9.72 per share. Pursuant to the July 2024 Inducement Letter Agreements, these warrants were exercised for cash at a reduced exercise of $5.45 per share in consideration of the Company’s agreement to issue new unregistered five and one-half year term Series C warrants to purchase up to 583,098 shares of Common Stock at an exercise price of $5.45 and new unregistered eighteen month term Series D warrants to purchase up to 507,474 shares of Common Stock at an exercise price of $5.45, both issued and sold at a price of $0.125 per warrant share (the “July 2024 Financing”). In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 40,896 shares of Common Stock at an exercise price of $6.8125 per share. The net proceeds to the Company from the July 2024 Financing were approximately $2,646,000, after deducting placement agent fees and offering expenses. The Company incurred non-cash equity issuance cost of approximately $2.4 million for the incremental fair value of the outstanding equity classified warrants and approximately $0.2 million for placement agent warrants.

Pursuant to the terms of the July 2024 Inducement Letter Agreements, in the event that the exercise of the existing warrants in the July 2024 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of Common Stock in abeyance. Accordingly, an aggregate of 328,758 shares of Common Stock were held in abeyance (the “July 2024 Abeyance Shares”) with such July 2024 Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The July 2024 Abeyance Shares were held until notice was received by the holder that the balance of the shares of Common Stock could be issued in compliance with such beneficial ownership limitations and were exercised pursuant to a notice of exercise from the holder. Until such time, the Abeyance Shares were evidenced through the holder’s existing warrants and have been included in the Company’s table of outstanding warrants below. During the year ended December 31, 2024, all of the July 2024 Abeyance Shares were released.

December 19, 2024 Concurrent Registered Direct Offering and Private Placement

On December 19, 2024, the Company entered into a securities purchase agreement (the “December 19, 2024 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct offering (the “December 19, 2024 Registered Direct Offering”) and concurrent private placement (the “December 19, 2024 Private Placement” and, together with the December 19, 2024 Registered Direct Offering, the “December 19, 2024 Offerings”). The December 19, 2024 Offerings closed on December 20, 2024. The net proceeds to the Company from the December 19, 2024 Offerings were approximately $900,000, after deducting placement agent fees and offering expenses.

Pursuant to the December 19, 2024 Securities Purchase Agreement, the Company offered and sold in the December 19, 2024 Registered Direct Offering 437,192 shares of Common Stock at a purchase price of $2.635 per share. In the December 19, 2024 Private Placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 437,192 shares of Common Stock (the “Series E Warrants”). Under the terms of the December 19, 2024 Securities Purchase Agreement, for each share of Common Stock issued in the December 19, 2024 Registered Direct Offering, an accompanying Series E Warrant was issued to the purchaser thereof. Each Series E Warrant is exercisable for one share of Common Stock at an exercise price of $2.51 per share and will expire on December 20, 2029. The Series E Warrants were offered and sold at a purchase price of $0.125 per Series E Warrant, which purchase price is included in the offering price per share of Common Stock issued in the December 19, 2024 Registered Direct Offering.

December 23, 2024 Concurrent Registered Direct Offering and Private Placement

On December 23, 2024, the Company entered into a securities purchase agreement (the “December 23, 2024 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “December 23, 2024 Registered Direct Offering”) and concurrent private placement (the “December 23, 2024 Private Placement” and, together with the December 23, 2024 Registered Direct Offering, the “December 23, 2024 Offerings” and together with the December 19, 2024 Offerings, the “December 2024 Offerings”). The December 23, 2024 Offerings closed on December 24, 2024. The net proceeds to the Company from the December 23, 2024 Offerings were approximately $480,000, after deducting placement agent fees and offering expenses.

Pursuant to the December 23, 2024 Securities Purchase Agreement, the Company offered and sold in the December 23, 2024 Registered Direct Offering 240,000 shares of Common Stock at a purchase price of $2.00 per share. In the December 23, 2024 Private Placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 240,000 shares of Common Stock (the “Series F Warrants”). Under the terms of the December 23, 2024 Securities Purchase Agreement, for each share of Common Stock issued in the December 23, 2024 Registered Direct Offering, an accompanying Series F Warrant was issued to the purchaser thereof. Each Series F Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share and will expire on December 24, 2029. The Series F Warrants were offered and sold at a purchase price of $0.125 per Series F Warrant, which purchase price is included in the offering price per share of Common Stock issued in the December 23, 2024 Registered Direct Offering.

In connection with the December 2024 Offerings, the Company agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”), or its designees, warrants to purchase up to an aggregate of 50,789 shares of Common Stock (the “Placement Agent Warrants”), which represent 7.5% of the aggregate number of shares of Common Stock sold in the December 19, 2024 Registered Direct Offering and the December 23, 2024 Registered Direct Offering. The Placement Agent Warrants have substantially the same terms as the Series E Warrants and the Series F Warrants, except that (i) 32,789 of the Placement Agent Warrants have an exercise price equal to $3.2938, or 125% of the offering price per share of Common Stock sold in the December 19, 2024 Registered Direct Offering, and are exercisable until December 19, 2029, and (ii) 18,000 of the Placement Agent Warrants have an exercise price equal to $2.50, or 125% of the offering price per share of Common Stock sold in the December 23, 2024 Registered Direct Offering, and are exercisable until December 23, 2029.

Warrants

The Company first assessed the warrants in the April 2023 Financing, June 2023 Financing, December 2023 Financing, July 2024 Financing, and December 2024 Offerings under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether they were within the scope of ASC 480. As there were no instances outside of the Company’s control that could require cash settlement, the Company’s warrants issued in the April 2023 Financing, June 2023 Financing, December 2023 Financing, July 2024 Financing, and December 2024 Offerings were determined to be outside the scope of ASC 480.

The Company then applied and followed the applicable accounting guidance in ASC 815. Financial instruments are accounted for as either derivative liabilities or equity instruments depending on the specific terms of the agreement. The warrants issued in the April 2023 Financing, June 2023 Financing, December 2023 Financing, July 2024 Financing, and December 2024 Offerings did not meet the definition of a derivative instrument as they are indexed to Common Stock and classified within stockholders’ equity. Based on this determination, the warrants issued in the April 2023 Financing, June 2023 Financing, December 2023 Financing, July 2024 Financing, and December 2024 Offerings were classified within stockholders’ equity.

The Company accounted for the 2023 and 2024 placement agent warrants, issued to H.C. Wainwright & Co., LLC in conjunction with the financings, as issuance costs related to the offering of the Company’s shares and warrants. These warrants meet the criteria for equity classification.

In addition to the December 2023 Financing, on December 6, 2023, the Company issued 628,935 shares of Common Stock related to exercises from the pre-funded warrants issued in the June 2023 Financing for proceeds of $630.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at December 31, 2024:

	Number of Warrants	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2022	60,600	$490.75
Issued	858,162	19.55
Exercised	(214,757)	8.08
Expired	(475)	5,621.55
Outstanding at December 31, 2023	703,530	33.09
Issued	1,859,449	4.28
Exercised	(637,112)	6.39
Expired	–	–
Outstanding at December 31, 2024	1,925,867	$12.66

9. Stock-based Compensation

Stock Plans

The Company’s approved equity plans include the Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan (the “2020 Plan”) and the Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan (the “2012 Plan”). These plans are administered by our Board and provide for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, and performance cash awards. Upon adoption of the 2020 Plan, shares that remained available for grant under the 2012 Plan and shares that were subject to outstanding awards under the 2012 Plan were included in the authorized shares available for grant under the 2020 Plan. Further, upon adoption of the 2020 Plan, the Company no longer grants new equity awards under the 2012 Plan. In July 2024, the Company’s stockholders approved an amendment to the 2020 Plan to increase the number of shares authorized for issuance thereunder to 110,000,000 shares, consisting of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

As of December 31, 2024, there were 1,126 shares subject to outstanding stock options and 71,000 shares subject to unvested RSUs.

Restricted Stock Units

RSUs are issued under the Company’s 2020 Plan or as inducement grants issued outside of the 2020 Plan to new employees. RSUs are generally subject to the satisfaction of certain service requirements. RSUs granted by the Company to employees generally vest 1 year after the grant date. Upon vesting, each outstanding RSU will be settled for one share of Common Stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The Company does not expect to repurchase shares to satisfy RSU vests. The fair value of the RSUs awarded is based upon the Company’s closing stock price at the grant date and is expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2022	5,257	$135.26
Granted	4,836	47.16
Vested	(2,599)	134.88
Forfeited	(1,969)	88.92
Unvested units at December 31, 2023	5,525	74.83
Granted	71,000	2.77
Vested	(3,995)	71.10
Forfeited	(1,530)	84.55
Unvested units at December 31, 2024	71,000	$2.77

The weighted-average fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $2.77 and $5.24, respectively.

Stock-based compensation expense related to RSUs was $141,000 and $298,000 for the years ended December 31, 2024 and 2023, respectively.

The aggregate fair value of awards that vested during the years ended December 31, 2024 and 2023 was $21,000 and $105,000, which represents the market value of Common Stock on the date that the RSUs vested.

As of December 31, 2024, the compensation expense for all unvested RSUs in the amount of approximately $142,000 will be recognized in the Company’s results of operations over a weighted average period of .95 years.

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

The Company did not grant stock options during the year ended December 31, 2024. For valuing options granted during the year ended December 31, 2023, the following assumptions were used:

December 31,
2023
Risk-free interest rate	4.72%
Expected volatility	113.74%
Expected lives (in years)	5.25
Expected dividend yield	0%

The weighted average grant date fair value of options granted during the year ended December 31, 2023 was $1.14 per share.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2024:

	Total Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2022	20	$317,082.58
Granted	1,136	12.33
Exercised	–	–
Forfeited	–	–
Expired	(10)	473,197.73
Balance at December 31, 2023	1,146	$10,120.69	9.74 years	$–
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	(20)	512,001.27
Balance at December 31, 2024	1,126	$1,206.29	8.71 years	$–
Exercisable at December 31, 2024	1,126	$1,206.29	8.71 years	$–

Stock-based compensation expense related to stock options for the years ended December 31, 2024 and 2023 was $6,000 and $5,000, respectively.

As of December 31, 2024, there was no compensation expense for unvested stock options.

There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the years ended December 31, 2024 and 2023, in thousands:

	December 31,
	2024	2023
Research and development	$30	$132
General and administrative	117	171
Total stock-based compensation	$147	$303

10. Income Taxes

The provision for income taxes for the years ended December 31, 2024 and 2023 are as follows, in thousands:

	Years Ended December 31,
	2024	2023
Current
Federal	$–	$–
State	–	–
Total current	–	–
Deferred
Federal	1,589	(1,831)
State	623	(718)
Total deferred	2,212	(2,549)
Valuation allowance	(2,212)	2,549
Total provision for income taxes	$–	$–

The following table presents a reconciliation of the U.S. statutory tax rate to the Company’s actual effective income tax rate:

	Years Ended December 31,
	2024		2023
Federal statutory rate	21.0%		21.0%
State income taxes, net of federal benefit	10.6%		5.9
Non-deductible expenses	(0.8%	)	(0.5)
Income tax credits	0.1%		2.1
Valuation allowance	(30.9%	)	(28.5)
Effective tax rate	0.0%		0.0%

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

ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized. The Company evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. As a result of this evaluation, the Company has recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not that the benefit of all of its deferred tax assets will not be realized. The federal valuation allowance for the years ended December 31, 2024 and December 31, 2023 was $337,000 and $2,549,000, respectively. The decrease of $2,212,000 is primarily due to a reduction in carryforwards during the year ended December 31, 2024.

The significant components of the Company’s deferred tax assets and liabilities are as follows, in thousands:

	Years Ending December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$26	$774
Tax credit carryforwards	5	295
Stock-based compensation	21	80
Capitalized research and development expenses	295	1,384
License fees	3	3
Lease liability	–	9
Other timing differences	–	13
Deferred tax assets	350	2,558
Deferred tax liabilities:
Right of use asset	–	(9)
Other timing differences	(13)	–
Deferred tax liability	(13)	(9)
Valuation allowance	(337)	(2,549)
Net deferred tax asset	$–	$–

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

During 2023, the Company completed an assessment of the available NOL and tax credit carryforwards under Sections 382 and 383 of the Code since the last assessment completed in 2021 and concluded that the Company underwent an ownership change in 2023. As a result, NOL and tax credit carryforwards attributable to the pre-ownership change are subject to substantial annual limitations under Sections 382 and 383 of the Code. The Company adjusted its NOL and tax credit carryforwards to address the impact of the ownership change. For the year ended December 31, 2023, federal and state NOLs were reduced by $52,000,000 and $25,900,000, respectively, and federal and state research and development tax credit carryforwards were reduced by $918,000 and $517,000, respectively, as a result of the ownership change in 2023. The Company may experience ownership changes in the future as a result of subsequent shifts in stock ownership, some of which may be outside of the Company’s control.

For 2024, the Company updated its analysis to determine the annual Section 382 NOL utilization limitation as a result of a change in ownership that occurred on December 20, 2024. As a result of this ownership change, the Company’s NOLs were reduced by $6,265,000 and $4,893,000, respectively, and federal and state research and development tax credits carryforwards were reduced by $401,000 and $174,000, respectively.

At December 31, 2024, the Company had federal and state NOL carryforwards of approximately $103,000 and $75,000, respectively, to reduce future taxable income. The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws. Under current federal income tax law, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but are limited to offset up to 80% of future taxable income. As of December 31, 2024, all our federal NOL carryforwards will carryforward indefinitely. The Company’s available state NOL carryforwards will begin to expire in 2045, unless previously utilized.

At December 31, 2024, the Company also had federal research and development credits of approximately $5,000,and no state research and development credits. The federal tax credit carryforwards will begin to expire in 2045.

The Company has not recorded any uncertain tax positions as of December 31, 2024 or 2023. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as income tax expense.

The Company files income tax returns in the United States and in multiple state jurisdictions. The Company is subject to tax examinations for federal and state purposes for tax years 2021 through 2024.

11. Net Loss per Share

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	December 31,
	2024	2023
Stock options	1,126	10,084
Unvested restricted stock units	71,000	49,683
Warrants	1,925,867	5,504,918
Total	1,997,993	5,564,685

12. Segment Information

The Company is a clinical stage biotechnology company that has yet to generate operating revenues. Management has determined that the Company operates with a single operating segment and a single reporting segment – the Clinical segment. The Chief Operating Decision Maker (CODM) is the Chief Executive Officer (CEO). The CEO assesses performance and allocates resources to achieve the Company’s goals based on operating income/(loss) and net income/(loss) as reported in the Consolidated Statements of Operations. The measure of segment assets is Total Assets as presented on the Consolidated Balance Sheets. All of the Company’s operations occur within the United States.

The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	December 31,
	2024	2023
Research and development expense	$(3,643)	$(6,332)
General and administrative expense	(3,744)	(4,366)
Impairment loss on property and equipment	–	(126)
Other income	6	6
Interest income	244	3
Interest expense	(13)	(11)
Net loss	$(7,150)	$(10,826)

Total assets	$5,738	$9,364

13. Subsequent Events

On January 13, 2025, the Company entered into a securities purchase agreement (the “January 13, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “January 13, 2025 Registered Direct Offering”) and concurrent private placement (the “January 13, 2025 Private Placement” and, together with the January 13, 2025 Registered Direct Offering, the “January 13, 2025 Offerings”). The January 13, 2025 Offerings closed on January 14, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 79,775 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 13, 2025 Registered Direct Offerings and the January 13, 2025 Private Placement is approximately $2.9 million, after deducting fees and estimated offering expenses.

Pursuant to the January 13, 2025 Securities Purchase Agreement, the Company offered and sold in the January 13, 2025 Registered Direct Offering 1,063,670 shares of Common Stock at a purchase price of $3.00 per share. In the January 13, 2025 Private Placement, the Company also issued to certain institutional and accredited investors unregistered warrants to purchase up to 2,127,340 shares of Common Stock (the “Series G Warrants”). Under the terms of the January 13, 2025 Securities Purchase Agreement, for each share of Common Stock issued in the January 13, 2025 Registered Direct Offering, two accompanying Series G Warrants were issued to the purchaser thereof. Each Series G Warrant is exercisable for one share of Common Stock at an exercise price of $3.00 per share and will expire on January 14, 2027.

On January 14, 2025, the Company entered into a securities purchase agreement (the “January 14, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “January 14, 2025 Registered Direct Offering”) and concurrent private placement (the “January 14, 2025 Private Placement” and together with the January 14, 2025 Registered Direct Offering, the “January 14, 2025 Offerings”). The January 14, 2025 Offerings closed on January 15, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 62,500 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 14, 2025 Registered Direct Offering and the January 14, 2025 Private Placement are approximately $2.2 million, after deducting fees and estimated offering expenses.

Pursuant to the January 14, 2025 Securities Purchase Agreement, the Company offered and sold in the January 14, 2025 Registered Direct Offering 833,335 shares of Common Stock at a purchase price of $3.00 per share. In the January 14, 2025 Private Placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 1,666,670 shares of Common Stock (the “Series H Warrants”). Under the terms of the January 14, 2025 Securities Purchase Agreement, for each share of Common Stock issued in the January 14, 2025 Registered Direct Offering, two accompanying Series H Warrants were issued to the purchaser thereof. Each Series H Warrant is exercisable for one share of Common Stock at an exercise price of $3.00 per share and will expire on January 15, 2027.

On January 16, 2025, the Company entered into a securities purchase agreement (the “January 16, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “January 16, 2025 Registered Direct Offering”) and concurrent private placement (the “January 16, 2025 Private Placement” and together with the January 16, 2025 Registered Direct Offering, the “January 16, 2025 Offerings”). The January 16, 2025 Offerings closed on January 17, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 45,750 shares of Common Stock at an exercise price of $3.75 per share The net proceeds to the Company from the January 16, 2025 Registered Direct Offering and the January 16, 2025 Private Placement are approximately $1.6 million, after deducting fees and estimated offering expenses.

Pursuant to the January 16, 2025 Securities Purchase Agreement, the Company offered and sold in the January 16, 2025 Registered Direct Offering 610,000 shares of Common Stock at a purchase price of $3.00 per share. In the January 16, 2025 Private Placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 1,220,000 shares of Common Stock (the “Series I Warrants”). Under the terms of the January 16, 2025 Securities Purchase Agreement, for each share of Common Stock issued in the January 16, 2025 Registered Direct Offering, two accompanying Series I Warrants were issued to the purchaser thereof. Each Series I Warrant is exercisable for one share of Common Stock at an exercise price of $3.00 per share and will expire on January 19, 2027.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management, with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K provides only management’s report. As a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Employment Agreement Amendment

On March 25, 2025, we and Robert Bitterman entered into an amendment (the “Amendment”) to the existing employment agreement with Mr. Bitterman, dated February 20, 2023 (the “Existing Employment Agreement”). The Amendment amends the severance provision in the Existing Employment Agreement to provide that, in addition to the (3) months of continued payment of Mr. Bitterman’s then-current base salary that Mr. Bitterman is entitled to under the Existing Employment Agreement in certain circumstances then, in such cases, he shall also be entitled to an additional one (1) month of continued payment of his then-current base salary for each completed year of service with the Company, not to exceed a total severance of six (6) months. Except as set forth in the Amendment, all other terms and conditions of the Existing Employment Agreement remain in full force and effect, and descriptions of such terms and conditions are included within Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023, which is incorporated herein by reference. The description of the Amendment is a summary only, and is qualified in its entirety by reference to the Amendment, which is attached hereto as Exhibit 10.30 and incorporated herein by reference.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Set forth below are the present directors and executive officers of the Company as of March 20, 2025. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or officer.

Name and Year First Became a Director (if applicable)	Age	Position(s) with the Company
Robert J. Bitterman (2012)	74	President, Chief Executive Officer and Chairman of the Board of Directors
Robert M. Infarinato	79	Vice President, Chief Financial Officer
Patricia A. Bradford (2022)	74	Director
Robert L. Ferrara (2019)	73	Director
Jonathan E. Freeman, Ph.D. (2017)	57	Director
Curtis A. Lockshin, Ph.D. (2013)	64	Director
David H. Deming (2025)	72	Director

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

Robert M. Infarinato, CPA, JD joined Phio as our Vice President and Chief Financial Officer in August 2024. From 2001 until this appointment, he served as a Principal at International Business Consulting, He held various CFO and Vice President roles at companies such as Rosenbluth International, Rhone-Poulenc Rorer, Rorer Group (Corporate Controller), Serono, and Revlon. He also served as the European treasurer and tax manager for Pfizer from 1975 to 1978. Additionally, he served as Chair of the Board of Trustees for Abington Health System from 2010 until 2013. He currently is registered/licensed as an Attorney at Law and a Certified Public Accountant. He was a Board Leadership Fellow for the National Association of Corporate Directors in 2012. Mr. Infarinato holds a JD from Fordham University School of Law and a Bachelor of Science in Accounting from Syracuse University.

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

David H. Deming has served as a member of the Board since February 2025. Mr. Deming currently serves as the President and CEO of Barramundi Capital LLC (formerly Parker Street Securities), a broker-dealer for private placements of private securities, a position he has held since April 2023. Mr. Deming has also been a Senior Advisor at ID Fund Advisors LLC, a registered investment adviser, since June 2018. From April 2013 to February 2018, Mr. Deming served as Managing Partner of TAG Healthcare Advisors, where he advised healthcare companies on business and financial strategies. Mr. Deming currently serves on the board of directors of Better For You Wellness, Inc. (OTC: BFYW), where he is a member of the audit committee. Mr. Deming began his career at J.P. Morgan in 1976 and was a Managing Director in charge of the Global Healthcare Investment Banking Group from 1991 to 2003. Mr. Deming received a B.A. in Economics from Hobart College.

As of the date of this Annual Report on Form 10-K, we have two executive officers, Robert Bitterman, who serves as our President and Chief Executive Officer, and Robert Infarinato, who serves as our Vice President and Chief Financial Officer. The size of the Board of Directors (the “Board”) is currently set at six directors.

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

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an insider trading policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and designated contractors, as well as by Phio Pharmaceuticals Corp. itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following describes the compensation earned by each of the executive officers identified below in the Summary Compensation Table, who are referred to collectively as our “named executive officers” or NEOs. Our NEOs with respect to the fiscal year that ended on December 31, 2024 are Robert J. Bitterman and Robert M. Infarinato.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock awards ($)(1)	Non-equity incentive plan compensation ($)	All other compensation ($)(2)	Total ($)
Robert J. Bitterman (3)	2024	342,615	43,245	–	1,159	387,019
President and Chief Executive Officer	2023	380,000	57,640	–	252	437,892

Robert M. Infarinato (4)	2024	75,462	29,330	–	414	105,206
Vice President and Chief Financial Officer

(1)	The amounts shown reflect the grant date fair value of restricted stock units (“RSUs”) computed in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” for the indicated year. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report for further information.
(2)	Represents amounts for the dollar value of life insurance premiums paid.
(3)	Mr. Bitterman has served as a member of the Company’s Board of Directors since 2012 and served as the Company’s Interim Executive Chairman from September 2022 to February 2023 and was appointed as our President and Chief Executive Officer in February 2023. Upon his appointment to Interim Executive Chairman, Mr. Bitterman ceased receiving compensation in connection with his position as a director of the Company, including as Chairman of the Board. Effective as of October 16, 2023, Mr. Bitterman voluntarily reduced his base salary by $100,000.
(4)	Mr. Infarinato was appointed Vice President and Chief Financial Officer effective August 1, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding equity awards as of December 31, 2024 for our NEOs:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not Vested ($)(1)
Robert J. Bitterman (2)	6/1/2015	1	–	225,720.00	6/1/2025	–	–	–	–
	2/10/2016	1	–	169,884.00	2/10/2026	–	–	–	–
	2/1/2017	1	–	37,362.60	2/1/2027	–	–	–	–
	9/11/2024	–	–	–	–	15,500	43,245	–	–

Robert M. Infarinato(3)	8/13/2024	–	–	–	–	8,000	20,960	–	–
	9/11/2024	–	–	–	–	3,000	8,370	–	–

(1)	Value is based on the closing price of $1.80 of Common Stock on December 31, 2024.
(2)	The equity awards granted to Mr. Bitterman on June 2, 2014, June 1, 2015, February 10, 2016, and February 1, 2017 vested in one installment on the first anniversary of the grant date. The equity award granted to Mr. Bitterman on September 11, 2024 will vest in full on the first anniversary of the grant date.
(3)	The equity awards granted to Mr. Infarinato on August 13, 2024 and September 11, 2024 will each vest on the first anniversary of the respective grant date.

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

Incentive Compensation

Annual Incentive Bonus

Annual bonuses are based on the achievement of corporate goals typically comprised of a mix of clinical development, discovery, financial, business development, and investor relations related performance objectives. The corporate goals are approved by the Board on an annual basis at the start of each year. Annual bonuses for all employees, including executive officers, take into account the achievement of specified business objectives and individual performance objectives, with the exception of the Company's President and Chief Executive Officer, whose annual bonus is determined solely by the achievement of business objectives. The Compensation Committee reviews our achievements against these corporate goals and their assessment of the goals and recommendations regarding funding is presented to our full Board for approval. The Compensation Committee maintains full discretion in determining overall performance under the annual bonus and may adjust bonus payouts based on factors it deems relevant. Neither of our NEOs received any annual incentive bonus payments in 2024 or 2023.

Equity Incentive

We maintain the Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan (the “2020 Plan”) pursuant to which we currently grant RSU awards to eligible participants. Grants of restricted stock units under this plan to our NEOs are disclosed in the Summary Compensation and Outstanding Equity Awards at Fiscal Year-End tables above.

The Compensation Committee last granted a stock option in October 2023. We have no program, practice or plan to grant stock options in coordination with the release of material nonpublic information. We also have not timed the release of material nonpublic information for the purpose of affecting the value of stock options or other compensation, and we have no plan to do so. These considerations are not applicable to RSUs or other types of equity awards that do not include an exercise price related to the market price of our stock on the date of grant.

Employment and Change of Control Agreements

The following provides description of the employment agreements that are currently in effect for our NEOs:

Robert J. Bitterman

Mr. Bitterman was appointed President and Chief Executive Officer and entered into an employment agreement, dated February 20, 2023, pursuant to which he was entitled to an initial annual base salary of $440,000 and is eligible to receive an annual bonus of up to 40% of his annual base salary, based on the achievement of certain performance goals established annually by the Board. In connection with his appointment, the Company granted Mr. Bitterman RSUs settleable for 11,000 shares of Common Stock under the Company's 2020 Plan. The RSUs vested in two equal annual installments, commencing on the first anniversary of the date of grant. Effective as of October 16, 2023, Mr. Bitterman voluntarily reduced his base salary by $100,000.

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

Robert M. Infarinato

Mr. Infarinato was appointed Vice President and Chief Financial Officer and entered into an offer letter and employment agreement, effective August 1, 2024, pursuant to which he is entitled to an initial annual base salary of $180,000 and is eligible to receive an annual bonus of up to 30% of his annual base salary, based on the achievement of certain performance goals established annually by the Board. In connection with his appointment, the Company granted Mr. Infarinato RSUs settleable for 8,000 shares of Common Stock under the 2020 Plan. The RSUs vest in equal annual installments over three years, commencing on the first anniversary of the grant date, subject to Mr. Infarinato’s continuous service with us through each such vesting date.

Mr. Infarinato’s employment is at-will, which means that we or Mr. Infarinato may terminate his employment with us at any time, with or without notice or cause.

Mr. Infarinato is eligible to participate in the Company’s 2020 Plan and other benefits available to the Company’s executive officers.

Pay versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between the SEC-defined Compensation Actually Paid (“CAP”) to our NEOs and certain of our financial performance metrics during the fiscal years listed below. The SEC-defined CAP data set forth in the table below does not necessarily reflect amounts actually paid, earned or received by our NEOs, and the metrics are not those that the Compensation Committee uses when setting executive compensation.

The following table sets forth additional compensation information of our principal executive officer (“PEO”) along with total shareholder return and net income for our 2024, 2023 and 2022 fiscal years. The Company appointed Robert M. Infarinato as Chief Financial Officer in August of 2024, and Mr. Infarinato is considered a non-PEO NEO for fiscal year 2024. The Company did not have any non-PEO NEOs for 2023 and 2022 fiscal years.

Year	Summary Compensation Table Total for PEO (1)	CAP to PEO (2)	Summary Compensation Table Total for Non-PEO NEO	CAP to Non-PEO NEO (3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (4)	Net Income (Loss) (Thousands)
2024	$387,019	$384,546	$105,206	$106,566	$23.25	$(7,150)
2023	$437,892	$379,393	–	–	$6.33	$(10,826)
2022	$109,380	$94,715	–	–	$13.83	$(11,480)

(1)	Mr. Bitterman has served as a member of the Company’s Board since 2012, served as the Company’s Interim Executive Chair from September 2022 to February 2023 and was appointed as our President and Chief Executive Officer in February 2023.

(2)	CAP reflects the following exclusions and inclusions for the PEO in the table above:

Year	Summary Compensation Table Total	Minus: Grant Date Fair Value of Stock Awards and Option Awards from Summary Compensation Table	Plus: Year-end Fair Value of Unvested Equity Awards Granted During Year	Plus: Year-Over-Year Difference of Year-End Fair Value of Unvested Awards Granted in Prior Years	Plus: Fair Value at Vest Date for Awards Granted and Vested During Year	Plus: Year-Over-Year Difference of Year-End Fair Value of Prior Years’ Awards Vested During Year	Minus: Fair Value at Prior Year-end for Prior Years’ Awards that Fail to Meet Vesting Conditions During Year	Compensation Actually Paid
2024	$387,019	$(43,245)	$43,245	–	–	$(2,473)	–	$384,546
2023	$437,892	$(57,640)	$8,360	–	–	$(9,219)	–	$379,393
2022	$109,380	$(31,464)	$18,590	–	–	$(1,791)	–	$94,715

(3) CAP reflects the following exclusions and inclusions for the Non-PEO NEO in the table above:

Year	Summary Compensation Table Total	Minus: Grant Date Fair Value of Stock Awards and Option Awards from Summary Compensation Table	Plus: Year-end Fair Value of Unvested Equity Awards Granted During Year	Plus: Year-Over-Year Difference of Year-End Fair Value of Unvested Awards Granted in Prior Years	Plus: Fair Value at Vest Date for Awards Granted and Vested During Year	Plus: Year-Over-Year Difference of Year-End Fair Value of Prior Years’ Awards Vested During Year	Minus: Fair Value at Prior Year-end for Prior Years’ Awards that Fail to Meet Vesting Conditions During Year	Compensation Actually Paid
2024	$105,206	$(29,330)	$30,690	$0	$0	$0	$0	$106,566
2023	–	–	–	–	–	–	–	–
2022	–	–	–	–	–	–	–	–

(4) Total shareholder return as calculated based on a fixed investment of $100 measured from the market close on December 31, 2022 through and including the end of the fiscal year for each year reported in the table.

Relationship Between Pay and Performance

The following charts shown below illustrate the relationship of compensation actually paid to our PEO and, for 2024, to our Non-PEO NEO, as set forth in the table above, as compared to: our (1) total shareholder return and (2) net income (loss).

Director Compensation

Non-Employee Director Compensation Policy

We compensate our non-employee directors for their service as a member of our Board. Each non-employee director is entitled to receive an annual cash retainer of $35,000. The chairs of our Board and Audit Committee are entitled to receive an additional annual cash retainer of $15,000 and the chairs of the Compensation, Governance and Nominating Committees are entitled to receive an additional cash retainer of $7,500. In addition, the Lead Independent Director, if any, is entitled to receive an additional annual cash retainer of $12,500. Each non-employee director is also entitled to receive an annual grant of RSUs as determined by the Board, which vest in full on the one-year anniversary of the respective date of grant.

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

Non-Employee Director Compensation Table

The following table shows the compensation to the Company’s non-employee directors in fiscal year 2024. We compensate our non-employee directors for their service as a member of our Board. Compensation paid to Robert J. Bitterman, the Company's President, Chief Executive Officer and Chairman of the Board, is set forth above in the Summary Compensation Table due to Mr. Bitterman’s status as an NEO of the Company. As noted above, Mr. Deming did not join the Board until February 2025; accordingly, he is not included in the table below as this table relates to fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Patricia A. Bradford	50,000	22,320	72,320
Robert L. Ferrara	62,500	27,900	90,400
Jonathan E. Freeman, Ph.D.	35,000	2,790	37,790
Curtis A. Lockshin, Ph.D.	42,500	5,580	48,080

(1)	The amounts shown reflect the grant date fair value of RSUs computed in accordance with the FASB ASC Topic 718, “Compensation — Stock Compensation”.

As of December 31, 2024, the aggregate number of shares underlying stock options and RSUs by our non-employee directors is as follows: Patricia A. Bradford — 8,000 RSUs, Robert L. Ferrara — 10,000 RSUs, Jonathan E. Freeman, Ph.D. — 1,000 RSUs, and Curtis A. Lockshin, Ph.D. —2,000 RSUs. Mr. Bitterman’s outstanding equity awards are also included in the Outstanding Equity Awards at Fiscal Year-End table above due to his status a NEO during the fiscal year ended December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of our outstanding Common Stock for (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) persons known to us to beneficially own more than 5% of our outstanding Common Stock. The following information is presented as of March 20, 2025 or such other date as may be reflected below.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of Common Stock not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 20, 2025, or within 60 days of March 20, 2025, are deemed outstanding for the purpose of computing the percentage ownership of each person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of Common Stock, except for those jointly owned with that person’s spouse. Unless otherwise indicated below, the address of each person listed on the table is c/o Phio Pharmaceuticals Corp., 11 Apex Drive Suite 300A, PMB 2006, Marlborough, MA, 01752.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number (1)	Percent of Class (2)
Greater than 5% Holders
Intracoastal Capital LLC(3)	472,907	9.99%
Directors and Named Executive Officers:
Robert J. Bitterman	2,418	*
Robert M. Infarinato	–	*
Patricia A. Bradford	352	*
Robert Ferrara	666	*
Jonathan E. Freeman, Ph.D.	356	*
Curtis A. Lockshin, Ph.D.	356	*
David H. Deming	–	*
All current directors and executive officers as a group (seven persons)	4,148	*

__________________

*	Indicates less than 1%.
(1)	Represents shares of Common Stock held as of March 20, 2025 plus shares of Common Stock that may be acquired upon the exercise of options and warrants within 60 days of March 20, 2025.
(2)	Based on 4,778,154 shares of Common Stock that were issued and outstanding as of March 20, 2025. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 20, 2025, or within 60 days of March 20, 2025, are treated as outstanding only when determining the ownership and voting power for each person (or all directors and executive officers as a group).
(3)	Based on information provided by Intracoastal Capital LLC (“Intracoastal”). Each of Intracoastal, Mitchell P. Kopin (“Mr. Kopin”) and Daniel B. Asher (“Mr. Asher”) be deemed to have beneficial ownership of 472,907 shares of Common Stock issuable upon the exercise of certain warrants held by Intracoastal. Certain of the warrants held by Intracoastal contain a blocker provision under which the holder thereof does not have the right to exercise its warrants to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 9.99% of the Company’s Common Stock. Based upon information provided by Intracoastal, Intracoastal and Messrs. Kopin and Asher would be deemed to have beneficial ownership of 1,045,576 shares of Common Stock in the absence of such blocker provisions. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business office of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2024 about the securities authorized for issuance under our equity compensation plans, which consist of our 2020 Plan and our 2013 Employee Stock Purchase Plan. Upon adoption of the 2020 Plan, shares that remained available for grant under our prior Phio Pharmaceuticals Corp. 2012 Long-Term Incentive Plan (the “2012 Plan”) and shares that were subject to outstanding awards under the 2012 Plan were included in the authorized shares available for grant under the 2020 Plan. Further, upon adoption of the 2020 Plan, the Company no longer grants new equity awards under the 2012 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	72,126	$1,206.29	889
Equity compensation plans not approved by security holders	–	–	–
Total	72,126	$1,206.29	889

___________________

(1)	Includes 1,126 outstanding options and 71,000 unvested RSUs under the 2020 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the last two completed fiscal years, there has not been, nor is there currently proposed, any transaction or series of related transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of Company's total assets at yearend for the last two completed fiscal years and in which the other parties included or will include any of our directors, executive officers, holders of 5% or more of our voting securities, or any member of the immediate family of any of the foregoing persons, other than compensation arrangements with directors and executive officers, which are described where required in Item 11. Executive Compensation of this Annual Report on Form 10-K.

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

The following is a summary of the fees billed and expected to be billed to the Company by BDO USA, P.C. (“BDO”), our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2024 and 2023. All fees incurred in fiscal years 2024 and 2023 for services rendered by BDO were approved in accordance with the pre-approval policies and procedures described above.

	2024	2023
Audit Fees	$440,150	$443,162
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total All Fees:	$440,150	$443,162

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

Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

Exhibits

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	July 2, 2024

3.5	Certificate of Designation of Series D Preferred Stock, dated November 16, 2022.	Current Report on Form 8-K (File No. 001-36304)	November 16, 2022

3.6	Amended and Restated Bylaws of Phio Pharmaceutical Corp.	Current Report on Form 8-K (File No. 001-36304)	May 2, 2022

4.1	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	September 28, 2018

4.2	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2019

4.3	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

4.4	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

4.5	Form of Underwriter Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 13, 2020

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

4.6	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

4.7	Form of Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

4.8	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 17, 2021

4.9	Form of Series A Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023

4.10	Form of Series B Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023

4.11	Form of Existing Warrant Amendment.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023

4.12	Form of Series A Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023

4.13	Form of Series B Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023

4.14	Form of Series A/B Warrant.	Current Report on Form 8-K (File No. 001-36304)	December 8, 2023

4.15	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	December 8, 2023

4.16	Description of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.	Annual Report on Form 10-K (File No. 00136304)	April 1, 2024

4.17	Form of Series C/D Warrant	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

4.18	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

4.19	Form of Series E Common Stock Warrant	Current Report on Form 8-K (File No. 001-36304)	December 20, 2024

4.20	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	December 20, 2024

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

4.21	Form of Series F Common Stock Warrant	Current Report on Form 8-K (File No. 001-36304)	December 26, 2024

4.22	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	December 26, 2024

4.23	Form of Series G Common Stock Warrant	Current Report on Form 8-K (File No. 001-36304)	January 14, 2024

4.24	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	January 14, 2024

4.25	Form of Series H Common Stock Warrant	Current Report on Form 8-K (File No. 001-36304)	January 15, 2024

4.26	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	January 15, 2024

4.27	Form of Series I Common Stock Warrant	Current Report on Form 8-K (File No. 001-36304)	January 17, 2024

4.28	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	January 17, 2024

10.1	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Advirna, LLC, effective as of September 24, 2011.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.2	Clinical Co-development Agreement, dated February 26, 2021, by and between Phio Pharmaceuticals Corp. and AgonOx, Inc.+	Annual Report on Form 10-K (File No. 00136304)	March 22, 2023

10.3	Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan, as amended and restated.#	Quarterly Report on Form 10-Q (File No. 001-36304)	November 9, 2023

10.4	Form of Restricted Stock Unit Award under the Company’s 2020 Long Term Incentive Plan.#	Annual Report on Form 10-K (File. 001-36304)	March 25, 2021

10.5	Form of Nonqualified Stock Option Award under the Company’s 2020 Long Term Incentive Plan.#	Annual Report on Form 10-Q (File. 001-36304)	November 9, 2023

10.6	Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan.#	Quarterly Report on Form 10-Q (File No. 001-36304)	November 12, 2019

10.7	Form of Restricted Stock Unit Award under the Company’s 2012 Long Term Incentive Plan, as amended.#	Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177498)	December 29, 2011

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.8	Form of Incentive Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.#	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.9	Form of Non-Qualified Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.#	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.10	RXi Pharmaceuticals Corporation Employee Stock Purchase Plan.#	Registration Statement on Form S-8 (File No. 333-277013)	August 24, 2018

10.11	Form of Indemnification Agreement.#	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012

10.12	Employment Agreement, dated February 20, 2023, by and between Phio Pharmaceuticals Corp. and Robert Bitterman.#	Current Report on Form 8-K (File No. 001-36304)	February 22, 2023

10.13	Lease Agreement dated December 17, 2013 between RXi Pharmaceuticals Corporation and 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC.	Current Report on Form 8-K (File No. 000-54910)	December 20, 2013

10.14	First Amendment to Lease dated January 22, 2019.	Current Report on Form 8-K (File No. 001-36304)	January 28, 2019

10.15	Registration Rights Agreement, dated January 21, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

10.16	Form of Securities Purchase Agreement, dated April 18, 2023, by and between the Company and each of the Purchasers signatory thereto.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023

10.17	Form of Securities Purchase Agreement, dated May 31, 2023, by and between the Company and each of the Purchasers signatory thereto (Registered Direct Offering).	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023

10.18	Form of Securities Purchase Agreement, dated May 31, 2023, by and between the Company and each of the Purchasers signatory thereto (PIPE Private Placement).	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023

10.19	Form of Registration Rights Agreement, dated May 31, 2023, by and between the Company and each of the Purchasers signatory thereto.	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023

10.20	Form of Inducement Letter Agreement, dated December 6, 2023, by and between Phio Pharmaceuticals Corp. and the Holders.	Current Report on Form 8-K (File No. 001-36304)	December 8, 2023

10.21	Purchase Agreement, dated May 16, 2024, by and between the Company and Triton Funds LP.	Current Report on Form 8-K (File No. 001-36304)	May 17, 2024

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.22	Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan	Current Report on Form 8-K (File No. 001-36304)	June 21, 2024

10.23	Form of Inducement Letter Agreement, dated July 11, 2024, by and between the Company and the Holders.	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

10.24	Employment Agreement, dated July 9, 2024, by and between the Company and Robert M. Infarinato.	Current Report on Form 8-K (File No. 001-36304)	August 1, 2024

10.25	Form of Securities Purchase Agreement, dated December 19, 2024, by and between the Company and each of the Purchasers signatory thereto.	Current Report on Form 8-K (File No. 001-36304)	December 20, 2024

10.26	Form of Securities Purchase Agreement, dated December 23, 2024, by and between the Company and each of the Purchasers signatory thereto.	Current Report on Form 8-K (File No. 001-36304)	December 26, 2024

10.27	Form of Securities Purchase Agreement, dated January 13, 2025, by and between the Company and each of the Purchasers signatory thereto.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2025

10.28	Form of Securities Purchase Agreement, dated January 14, 2025, by and between the Company and each of the Purchasers signatory thereto.	Current Report on Form 8-K (File No. 001-36304)	January 15, 2025

10.29	Form of Securities Purchase Agreement, dated January 16, 2025, by and between the Company and each of the Purchasers signatory thereto.	Current Report on Form 8-K (File No. 001-36304)	January 17, 2025

10.30	First Amendment to the Employment Agreement of Robert J. Bitterman, dated March 25, 2025, by and between the Company and Robert Bitterman.*

19.1	Insider Trading Policy.*

23.1	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm.*

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer.*

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer.*

32.1	Sarbanes-Oxley Action Section 906 Certification of Principal Executive Officer and Principal Financial Officer.**

97.1	Phio Pharmaceuticals Corp. Incentive Compensation Recovery Policy.*	Annual Report on Form 10-K (File No. 001-35304)	April 1, 2024

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

_________

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHIO PHARMACEUTICALS CORP.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive Officer)

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Bitterman Robert J. Bitterman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025

/s/ Robert Infarinato Robert Infarinato	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2025

/s/ Patricia Bradford Patricia Bradford	Director	March 31, 2025
/s/ Robert L. Ferrara Robert L. Ferrara	Director	March 31, 2025

/s/ Jonathan E. Freeman Jonathan E. Freeman, Ph.D.	Director	March 31, 2025

/s/ Curtis A. Lockshin Curtis A. Lockshin, Ph.D.	Director	March 31, 2025

/s/ David H. Deming	Director	March 31, 2025
David H. Deming

