Form 10-Q
period 2025-06-30
Phio Pharmaceuticals Corp.
filed 2025-08-14
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36304

Phio Pharmaceuticals Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-3215903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Swedeland Road, Suite 23-1080, King of Prussia, PA 19406

(Address of principal executive office) (Zip code)

Registrant’s telephone number, including area code: (508) 929-3640

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

As of August 12, 2025, Phio Pharmaceuticals Corp. had 5,726,750 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED JUNE 30, 2025

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,775	$5,382
Prepaid expenses and other current assets	519	354
Total current assets	11,294	5,736
Property and equipment, net	7	2
Total assets	$11,301	$5,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235	$253
Accrued expenses	971	762
Total current liabilities	1,206	1,015
Total liabilities	1,206	1,015
Commitments and contingencies (Note 2)
Stockholders’ equity:
Series D Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, 0 issued and outstanding at June 30, 2025 and December 31, 2024	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,798,154 and 1,733,717 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	–	–
Additional paid-in capital	160,386	151,079
Accumulated deficit	(150,291)	(146,356)
Total stockholders’ equity	10,095	4,723
Total liabilities and stockholders’ equity	$11,301	$5,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,074	$866	$1,960	$2,014
General and administrative	1,235	1,048	2,221	2,109
Total operating expenses	2,309	1,914	4,181	4,123
Operating loss	(2,309)	(1,914)	(4,181)	(4,123)
Total other income (expense), net	143	68	246	123
Net loss	$(2,166)	$(1,846)	$(3,935)	$(4,000)
Net loss per common share:
Basic and diluted	$(0.45)	$(3.62)	$(0.86)	$(7.85)
Weighted average number of common shares outstanding
Basic and diluted	4,794,857	510,188	4,551,061	509,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
For the Three and Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	1,733,717	$–	$151,079	$(146,356)	$4,723
Issuance of common stock upon exercise of warrants	537,432	–	2,680	–	2,680
Issuance of common stock and warrants, net of offering costs of $1,278	2,507,005	–	6,493	–	6,493
Stock-based compensation expense	–	–	43	–	43
Net loss	–	–	–	(1,769)	(1,769)
Balance at March 31, 2025	4,778,154	$–	$160,295	$(148,125)	$12,170
Stock-based compensation expense	–	–	51	–	51
Issuance of common stock upon exercise of warrants	20,000	–	40	–	40
Net loss	–	–	–	(2,166)	(2,166)
Balance at June 30, 2025	4,798,154	$–	$160,386	$(150,291)	$10,095

	Common Stock		Additional Paid in	Accumulated
For the Three and Six Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	416,368	$–	$146,936	$(139,206)	$7,730
Issuance of common stock upon exercise of warrants	91,820	–	–	–	–
Issuance of common stock upon vesting of restricted stock units	2,689	–	–	–	–
Shares withheld for payroll taxes	(689)	–	(4)	–	(4)
Stock-based compensation expense	–	–	32	–	32
Net loss	–	–	–	(2,154)	(2,154)
Balance at March 31, 2024	510,188	$–	$146,964	$(141,360)	$5,604
Stock-based compensation expense	–	–	15	–	15
Net loss	–	–	–	(1,846)	(1,846)
Balance at June 30, 2024	510,188	$–	$146,979	$(143,206)	$3,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,935)	$(4,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	2
Amortization of right of use asset	–	33
Loss on disposal of property and equipment	–	3
Stock-based compensation	94	47
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(165)	238
Accounts payable	(18)	(322)
Accrued expenses	209	246
Lease liability	–	(35)
Net cash used in operating activities	(3,815)	(3,788)
Cash flows from investing activities:
Cash paid for the purchase of property and equipment	(5)	–
Net cash used in financing activities	(5)	–
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	6,493	–
Net proceeds from the exercise of warrants	2,720	–
Payment of taxes on net share settlements of restricted stock units	–	(4)
Net cash provided by (used in) financing activities	9,213	(4)
Net increase (decrease) in cash and cash equivalents	5,393	(3,792)
Cash and cash equivalents at the beginning of period	5,382	8,490
Cash and cash equivalents at the end of period	$10,775	$4,698

	2025	2024
Supplemental cash flow information
Cash paid during the year for:
Interest	$–	$4

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

The Company did not recognize expense with respect to the Clinical Co-Development Agreement during the three and six months ended June 30, 2025. During the three and six months ending June 30, 2024, the Company recognized approximately $56,000 and $106,000, respectively, of expense with respect to the Clinical Co-Development Agreement.

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

Operating lease costs included in operating expense were approximately $8,400 and $0 for the three months ended June 30, 2025 and 2024, respectively. Operating lease costs included in operating expense were approximately $16,800 and $33,000 for the six months ended June 30, 2025 and 2024, respectively.

There was no cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows for the Company’s former corporate headquarters for the three months ended June 30, 2025 and 2024. Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows was $0 and $35,000 for the six months ended June 30, 2025 and 2024, respectively.

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

During the three months ended June 30, 2025 and 2024, there were 20,000 and 0 warrants exercised, respectively. During the six months ended June 30, 2025 and 2024, there were 557,432 and 91,820 warrants exercised, respectively.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2024	1,925,867	$12.66
Issued	5,242,342	3.06
Exercised	(557,432)	5.33
Expired	(9,659)	457.92
Outstanding at June 30, 2025	6,601,118	$5.00

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

The following table summarizes the activity of the Company’s RSUs for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested units at December 31, 2024	71,000	$2.77
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested units at June 30, 2025	71,000	$2.77

There were no RSUs granted during the three or six months ended June 30, 2025 or June 30, 2024.

Stock-based compensation expense related to RSUs was $51,000 and $15,000 for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense related to RSUs was $94,000 and $41,000 for the six months ended June 30, 2025 and 2024, respectively.

The aggregate fair value of awards that vested during the six months ended June 30, 2024 was $17,000, which represents the market value of the Company’s common stock on the date that the RSUs vested. No RSUs vested during the six months ended June 30, 2025.

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

The Company did not grant any stock options during the three or six months ended June 30, 2025 or 2024.

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2024	1,126	$1,206.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	(2)	225,720.00
Balance at June 30, 2025	1,124	$806.80	$–
Exercisable at June 30, 2025	1,124	$806.80	$–

Stock-based compensation expense related to stock options for the six months ended June 30, 2025 and 2024 was $0 and $6,000, respectively. The Company did not have any stock-based compensation expense related to stock options for the three months ended June 30, 2025 and 2024.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three months ended June 30, 2025 and 2024, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$23	$–	$38	$(11)
General and administrative	28	15	56	58
Total stock-based compensation	$51	$15	$94	$47

As of June 30, 2025, the total unrecognized compensation cost related to non-vested RSUs was approximately $48,000. This cost is expected to be recognized over a weighted-average period of 0.2 years.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2025	2024
Stock options	1,124	1,133
Unvested RSUs	71,000	1,850
Warrants	6,601,118	611,710
Total	6,673,242	614,693

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

The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development expense	$(1,074)	$(866)	$(1,960)	$(2,014)
General and administrative expense	(1,235)	(1,048)	(2,221)	(2,109)
Impairment loss on property and equipment	–	–	–	–
Other income	24	4	2	6
Interest income	119	66	244	121
Interest expense	–	(2)	–	(4)
Net loss	$(2,166)	$(1,846)	$(3,935)	$(4,000)

Total assets	$11,301	$5,296	$11,301	$5,296

8. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA’s impact on its consolidated financial statements.

On July 25, 2025, the Company entered into inducement letter agreements (the “July 2025 Inducement Letter Agreements”) with certain holders of certain of the Company’s existing warrants to purchase an aggregate of 928,596 shares of the Company’s common stock. The existing warrants were originally issued in December 2024 and January 2025, having exercise prices between $2.00 and $3.00 per share.  Warrants to purchase 100,000 shares of common stock at the existing exercise price of $2.00 per share were exercised at their existing exercise price of $2.00 per share, and warrants to purchase 828,596 shares of common stock were exercised at a reduced exercise price of $2.485 per share. Pursuant to the July 2025 Inducement Letter Agreements, in consideration for the immediate exercise of such warrants for cash and the payment of an additional $0.125 per New Warrant (as defined below), or an aggregate of $232,149 for all New Warrants, the Company agreed to issue new unregistered five-year term Series J warrants (the “Series J Warrants”) to purchase an aggregate of up to 318,596 shares of common stock at an exercise price of $2.485 and new unregistered 24-month term Series K warrants (the “Series K Warrants” and, together with the Series J Warrants, the “New Warrants”) to purchase an aggregate of up to 1,538,596 shares of common stock at an exercise price of $2.485 (the “July 2025 Financing”). In addition, the Company issued warrants to the placement agent, H.C. Wainwright & Co., LLC, to purchase up to 69,645 shares of common stock (the “Placement Agent Warrants”). 7,500 of the Placement Agent Warrants issued have an exercise price of $2.8125 per share of Common Stock and a term of five years, 16,395 of the Placement Agent Warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of five years, and 45,750 of the Placement Agent Warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of twenty-four months. The net proceeds to the Company from the July 2025 Financing are approximately $2,200,000, after deducting placement agent fees and offering expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”).

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including, but not limited to:

•	we are dependent on the success of our INTASYL™ technology, and our product candidates based on this technology, which is unproven and may never lead to approved and marketable products;
•	our product candidates are in an early stage of development and we may fail, experience significant delays, never advance in clinical development or not be successful in our efforts to identify or discover additional product candidates, which may materially and adversely impact our business;
•	disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business;
•	if we experience delays or difficulties in identifying and enrolling subjects in clinical trials, it may lead to delays in generating clinical data and the receipt of necessary regulatory approvals;
•	topline data may not accurately reflect or may materially differ from the complete results of a clinical trial;
•	we rely upon third parties for the manufacture of the clinical supply for our product candidates;
•	our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity;
•	we are dependent on the patents we own and the technologies we license, and if we fail to maintain our patents or lose the right to license such technologies, our ability to develop new products would be harmed;
•	we will require substantial additional funds to complete our research and development activities;
•	future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business;
•	disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA;
•	changes in U.S. and international trade policies may adversely impact our business and operating results;
•	we may not be able to remain compliant with the continued listing requirements of The Nasdaq Capital Market; and
•	the price of our Common Stock has been and may continue to be volatile.

Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this report except as required by law.

Overview

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a clinical stage biopharmaceutical company whose proprietary INTASYL® self-delivering small interfering RNAi (siRNA) technology is designed to make immune cells more effective in killing tumor cells. We are developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems. We are committed to discovering and developing innovative cancer treatments for patients by creating new pathways toward a cancer-free future.

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

PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762 and is expected to enroll up to 30 patients. In November 2023, we announced the dosing of the first patient under a previously cleared Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration. A Safety Monitoring Committee (SMC) reviewed data from the first, second, third and fourth dose cohorts treated with PH-762 and, in each case, recommended escalation to the next dose concentration. To date, a total of 15 patients with cutaneous carcinomas have been treated in Cohorts 1, 2, 3 and 4. These cohorts included 13 patients with cutaneous squamous cell carcinoma (cSCC), one patient with metastatic melanoma and one patient with metastatic Merkel cell carcinoma. At Day 36 (planned tumor excision), of the 13 patients with cSCC, five patients had a pathologic complete response (100% tumor clearance). One patient had a near complete response (>90% clearance) and one patient had a partial response (>50% clearance). The other six cSCC patients and one metastatic melanoma patient had a pathologic non-response (< 50% clearance). The Merkel cell patient had a partial response (> 50% clearance). Patients with pathologic complete response (100% tumor clearance) may have visual signs of residual scar or subdermal inflammation prior to resection. No patients, however, exhibited clinical progression of disease. To date, there were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in the patients receiving intratumoral PH-762 in this trial. Moreover, PH-762 has been well tolerated in all enrolled patients in each escalating dose cohort. On June 25, 2025, we announced that the SMC recommended dose escalation to the fifth cohort in our Phase 1b clinical trial. The fifth cohort is currently enrolling patients, and we expect to complete enrollment in the trial in the third quarter of 2025.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2025	2024	Dollar Change	2025	2024	Dollar Change
Operating expenses	$2,309	$1,914	$395	$4,181	$4,123	$58
Operating loss	$(2,309)	$(1,914)	$(395)	$(4,181)	$(4,123)	$(58)
Net loss	$(2,166)	$(1,846)	$(320)	$(3,935)	$(4,000)	$65

Comparison of the Three Months Ended June 30, 2025 and 2024

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2025	2024	Dollar Change	2025	2024	Dollar Change
Research and development	$1,074	$866	$208	$1,960	$2,014	$(54)
General and administrative	1,235	1,048	187	2,221	2,109	112
Total operating expenses	$2,309	$1,914	$395	$4,181	$4,123	$58

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

Research and development (R&D) expenses for the three months ended June 30, 2025 increased 24% as compared with the three months ended June 30, 2024. The increase in research and development expenses was primarily driven by an $81,000 increase in pass-through costs in connection with higher patient enrollment, a $53,000 increase in consultant fees, and an increase in salary-related costs of $70,000.

Research and development expenses for the six months ended June 30, 2025 decreased 3% as compared with the six months ended June 30, 2024. The Company considers this to be an immaterial fluctuation.

General and Administrative Expenses

General and administrative expenses relate to compensation and benefits for general and administrative personnel, facility-related expenses, professional fees for legal and patent-related activities, audit, tax and consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended June 30, 2025 increased 18% as compared with the three months ended June 30, 2024. The increase in general and administrative expenses was primarily driven by a $185,000 increase in salary-related costs for new hires.

General and administrative expenses for the six months ended June 30, 2025 increased 5% as compared with the six months ended June 30, 2024. The Company considers this to be an immaterial fluctuation.

Liquidity and Capital Resources

Historically, our primary source of funding has been through the sale of our securities. In the future, we will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity or strategic opportunities, in order to maintain our operations. We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At June 30, 2025, we had cash and cash equivalents of $10,775,000 as compared with $5,382,000 at December 31, 2024.

In July 2025, the Company entered into inducement letter agreements (the “July 2025 Inducement Letter Agreements”) with certain holders of certain of the Company’s existing warrants to purchase an aggregate of 928,596 shares of the Company’s common stock. The existing warrants were originally issued in December 2024 and January 2025, having exercise prices between $2.00 and $3.00 per share.  Warrants to purchase 100,000 shares of common stock at the existing exercise price of $2.00 per share were exercised at their existing exercise price of $2.00 per share, and warrants to purchase 828,596 shares of common stock were exercised at a reduced exercise price of $2.485 per share.  Pursuant to the July 2025 Inducement Letter Agreements, in consideration for the immediate exercise of such warrants for cash and the payment of an additional $0.125 per New Warrant (as defined below), or an aggregate of $232,149 for all New Warrants, the Company agreed to issue new unregistered five-year term Series J warrants (the “Series J Warrants”) to purchase an aggregate of up to 318,596 shares of common stock at an exercise price of $2.485 and new unregistered 24-month term Series K warrants (the “Series K Warrants” and, together with the Series J Warrants, the “New Warrants”) to purchase an aggregate of up to 1,538,596 shares of common stock at an exercise price of $2.485 (the “July 2025 Financing”). In addition, the Company issued warrants to the placement agent, H.C. Wainwright & Co., LLC, to purchase up to 69,645 shares of common stock (the “Placement Agent Warrants”). 7,500 of the Placement Agent Warrants issued have an exercise price of $2.8125 per share of Common Stock and a term of five years, 16,395 of the Placement Agent Warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of five years, and 45,750 of the Placement Agent Warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of twenty-four months. The net proceeds to the Company from the July 2025 Financing are approximately $2,200,000, after deducting placement agent fees and offering expenses.

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

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(3,815)	$(3,788)
Net cash used in investing activities	(5)	–
Net cash provided by (used in) financing activities	9,213	(4)
Net increase (decrease) in cash and cash equivalents	$5,393	$(3,792)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 increased 1% as compared to the six months ended June 30, 2024. The Company considers this to be an immaterial fluctuation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was approximately $5,000 as compared to the six months ended June 30, 2024 where net cash used in investing activities was $0. The increase in net cash used in investing activities was primarily due to computer equipment purchases during the six months ended June 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $9,213,000 as compared to the six months ended June 30, 2024 where net cash used in financing activities was $4,000. The increase in net cash provided by financing activities was primarily due to the issuance of common stock and warrants, and the exercise of warrants, both as described in Note 2 of the condensed consolidated financial statements.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2024 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Part II, Item 7 of our 2024 Form 10-K.

Future Funding Requirements

At June 30, 2025, we had cash and cash equivalents of $10,775,000, which includes aggregate net proceeds of approximately $6,700,000, after deducting fees and estimated offering expenses, from our January 2025 Financings. We expect that our cash and cash equivalents will enable us to fund our current operating plan into the second quarter of 2026. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs such as PH-894, clinical trial expenses for PH-762, competing technological and market developments, general and administrative expenses, and the costs of any strategic acquisitions and/or development of complementary business opportunities. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•	the scope, progress, results, and costs of clinical trials of PH-762;
•	our expectations regarding the timing and clinical development of PH-762;
•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct additional pipeline product development programs, including PH-894;
•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing any patent claims;
•	changes in our operating plan, resulting in increases or decreases in our need for capital;
•	disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA;
•	U.S. and international trade policies; and
•	our views on the availability, timing, and desirability of raising capital.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To maintain continued listing on The Nasdaq Capital Market, we must satisfy minimum financial and other requirements. For example, Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million for continued listing. As of June 30, 2025, our stockholders’ equity was $10.1 million and there can be no assurance that we will be able to maintain or increase our stockholders’ equity in the future. If our stockholders’ equity falls below $2.5 million, as a result of operating losses or for other reasons, or if we are unable to demonstrate to Nasdaq’s satisfaction that we subsequently regained compliance with this requirement, Nasdaq will notify us of such non-compliance. If we receive such notice from Nasdaq, in accordance with the Nasdaq Listing Rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance. If our compliance plan is not accepted or we are otherwise unable to evidence compliance within Nasdaq’s allotted timeframe, Nasdaq may take steps to delist our Common Stock.

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

From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements. Because some of our vendors, manufactures and suppliers are located in other foreign countries, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. The U.S. government has adopted a new approach to trade policy and, in some cases, entered into new trade agreements. Our supply may in the future be subject to increased import tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to such tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. Such disruption could have adverse effects on the development of our product candidates and our business operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Robert Infarinato’s employment as the Company’s Vice President of Strategic Development terminated on July 31, 2025 (the “Termination Date”). Mr. Infarinato previously served as the Company’s Chief Financial Officer from August 1, 2024 to June 6, 2025. In connection with his separation from the Company, the Company entered into a separation agreement with Mr. Infarinato on August 11th, 2025, which provided for (i) severance in the amount of twelve weeks of Mr. Infarinato’s base salary, which amounts to $60,000, (ii) payment of a lump sum of $40,000 on the first regularly scheduled payroll date following the Termination Date, and (iii) the continued vesting of all outstanding equity-based awards granted to Mr. Infarinato prior to the Termination Date (which amounts to 11,000 restricted stock units scheduled to vest on August 13, 2025 and September 11, 2025). In exchange for these benefits, Mr. Infarinato signed a release of claims against the Company and its affiliates and re-affirmed certain confidentiality, non-solicitation and post-departure cooperation covenants. The foregoing description of the separation agreement is qualified in its entirety by reference to the full text of the agreement, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is hereby incorporated herein by reference.

Insider Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	July 2, 2024

3.5	Certificate of Designation of Series D Preferred Stock, dated November 16, 2022.	Current Report on Form 8-K (File No. 001-36304)	November 16, 2022

3.6	Amended and Restated Bylaws of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	May 2, 2022

4.1	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	September 28, 2018

4.2	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 6, 2020

4.3	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

4.4	Form of Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

4.5	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 17, 2021

4.6	Form of Series A Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023

4.7	Form of Series B Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023

4.8	Form of Existing Warrant Amendment.	Current Report on Form 8-K (File No. 001-36304)	April 20, 2023

4.9	Form of Series A Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023

4.10	Form of Series B Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	June 2, 2023

4.11	Form of Series A/B Warrant.	Current Report on Form 8-K (File No. 001-36304)	December 8, 2023

4.12	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	December 8, 2023

4.13	Form of Series C/D Warrant.	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

4.14	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

4.15	Form of Series E Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	December 20, 2024

4.16	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	December 20, 2024

4.17	Form of Series F Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	December 26, 2024

4.18	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	December 26, 2024

4.19	Form of Series G Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2025

4.20	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2025

4.21	Form of Series H Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 15, 2025

4.22	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 15, 2025

4.23	Form of Series I Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 17, 2025

4.24	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 17, 2025

10.1#	Offer Letter, executed April 21, 2025 by and between the Company and Lisa Carson.	Current Report on Form 8-K (File No. 001-36304)	June 12, 2025

10.2*#	Form of Indemnification Agreement.

10.3*#	Separation Agreement and General Release of Claims, dated August 11, 2025, by and between the Company and Robert Infarinato.

31.1*	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer.

31.2*	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer.

32.1**	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

_________________
*	Filed herewith.
**	Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2025.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive Officer)

By:	/s/ Lisa Carson
Lisa Carson
Vice President, Finance & Administration (as Principal Financial Officer)

