Form 10-Q
period 2025-09-30
Phio Pharmaceuticals Corp.
filed 2025-11-13
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Registrant’s telephone number, including area code: (610) 947-0251

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

As of November 11, 2025, Phio Pharmaceuticals Corp. had 10,764,428 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED September 30, 2025

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$10,705	$5,382
Prepaid expenses and other current assets	788	354
Total current assets	11,493	5,736
Property and equipment, net	12	2
Total assets	$11,505	$5,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$516	$253
Accrued expenses	1,150	762
Total liabilities	1,666	1,015
Commitments and contingencies
Stockholders' equity:
Series D Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 issued and outstanding at each of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,784,770 and 1,733,717 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	-
Additional paid-in capital	162,521	151,079
Accumulated deficit	(152,683)	(146,356)
Total stockholders' equity	9,839	4,723
Total liabilities and stockholders' equity	$11,505	$5,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating expenses:
Research and development	$1,181	$644	$3,141	$2,658
General and administrative	1,324	946	3,545	3,055
Total operating expenses	2,505	1,590	6,686	5,713
Operating loss	(2,505)	(1,590)	(6,686)	(5,713)
Interest income (expense), net	113	66	357	189
Other income (expense), net	-	-	2	-
Net loss	$(2,392)	$(1,524)	$(6,327)	$(5,524)
Net loss per common share:
Basic and diluted	(0.44)	(1.54)	(1.30)	(8.23)
Weighted average number of common shares outstanding
Basic and diluted	5,468,584	990,033	4,859,134	670,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional
			Paid in	Accumulated
For the Three and Nine Months Ended September 30, 2025	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	1,733,717	$-	$151,079	$(146,356)	$4,723
Issuance of common stock upon exercise of warrants	537,432	-	2,680	-	2,680
Issuance of common stock and warrants, net of offering costs of $1,028	2,507,005	-	6,493	-	6,493
Stock-based compensation expense	–	-	43	-	43
Net loss	–	-	-	(1,769)	(1,769)
Balance at March 31, 2025	4,778,154	$-	$160,295	$(148,125)	$12,170
Stock-based compensation expense	-	-	51	-	51
Issuance of common stock upon exercise of warrants	20,000	-	40	-	40
Net loss	-	-	-	(2,166)	(2,166)
Balance at June 30, 2025	4,798,154	$-	$160,386	$(150,291)	$10,095
Issuance of common stock upon exercise of warrants	100,000	-	200	-	200
Issuance of common stock and warrants, net of offering costs of $435	828,596	1	1,852	-	1,853
Issuance of common stock upon vesting of restricted stock units	71,000	-	-	-	-
Shares withheld for payroll taxes	(12,980)	-	(30)	-	(30)
Stock-based compensation expense	-	-	113	-	113
Net loss	-	-	-	(2,392)	(2,392)
Balance at September 30, 2025	5,784,770	$1	$162,521	$(152,683)	$9,839

	Common Stock		Additional
			Paid in	Accumulated
For the Three and Nine Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	416,368	$-	$146,936	$(139,206)	$7,730
Issuance of common stock upon exercise of warrants	91,820	-	-	-	-
Issuance of common stock upon vesting of restricted stock units	2,689	-	-	-	-
Shares withheld for payroll taxes	(689)	-	(4)	-	(4)
Stock-based compensation expense	-	-	32	-	32
Net loss	-	-	-	(2,154)	(2,154)
Balance at March 31, 2024	510,188	$-	$146,964	$(141,360)	$5,604
Stock-based compensation expense	-	-	15	-	15
Net loss	-	-	-	(1,846)	(1,846)
Balance at June 30, 2024	510,188	$-	$146,979	$(143,206)	$3,773
Cash-in-lieu of fractional shares for reverse stock split	(255)	-	(1)	-	(1)
Issuance of common stock and warrants, net of offering costs	216,528	-	2,646	-	2,646
Issuance of common stock upon exercise of warrants	231,758	-	-	-	-
Stock-based compensation expense	-	-	52	-	52
Net loss	-	-	-	(1,524)	(1,524)
Balance at September 30, 2024	958,219	$-	$149,676	$(144,730)	$4,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,327)	$(5,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2
Amortization of right of use asset	-	33
Net gain/loss on disposal of property and equipment	-	3
Stock-based compensation	207	99
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(434)	361
Accounts payable	263	(473)
Accrued expenses	389	(207)
Lease liability	-	(35)
Net cash used in operating activities	(5,900)	(5,741)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(12)	-
Net cash used in investing activities	(12)	-
Cash flows from financing activities:
Net proceeds from the exercise of warrants	2,920	2,646
Net proceeds from the issuance of common stock and warrants	8,345	(1)
Payments of taxes for net shares settled restricted stock unit issuances	(30)	(4)
Net cash provided by financing activities	11,235	2,641
Net decrease in cash, cash equivalents and restricted cash	5,323	(3,100)
Cash, cash equivalents and restricted cash at the beginning of period	5,382	8,490
Cash, cash equivalents and restricted cash at end of period	$10,705	$5,390

	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$-	$-

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

Based on current cash flow projections, the Company believes it has sufficient cash and cash equivalents, including net proceeds from its November 2025 Financing (as defined below), to meet its current planned obligations for at least 12 months from the date these financial statements are issued. The Company has limited cash resources, has incurred recurring operating losses and negative cash flows from its operations since its inception and has not yet recognized any product revenues. These factors have previously raised doubt about the Company’s ability to continue as a going concern. With the net proceeds from the  November 2025 Financing, the Company was able to alleviate such doubt as of the date of the filing of this Quarterly Report on Form 10-Q.

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

Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions and allows immediate expensing of certain domestic research and experimental expenditures under new Section 174A of the Internal Revenue Code. The Company does not expect the impact of the OBBBA to be material to its consolidated financial statements.

2. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30,	December 31,
	2025	2024
Accounts payable trade	$516	$253
Research and development accruals	665	558
Professional fee accrual	67	173
Payroll accruals	418	31
	$1,666	$1,015

3. Collaboration Agreement

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

The Company did not recognize expense with respect to the Clinical Co-Development Agreement during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company recognized approximately $308,000 and $414,000, respectively, of expense with respect to the Clinical Co-Development Agreement.

4. Leases

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

From April 2014 to March 2024, the Company leased space that was utilized as its corporate headquarters and primary laboratory.  The lease expired on March 31, 2024.  On March 1, 2024, the Company commenced a lease for a laboratory facility located at 17 Briden Street, Worcester, Massachusetts.  The lease had an original expiration date of August 31, 2024 and was subsequently extended through February 28, 2025.  The Company continues to lease the space on a month-to-month basis.  Monthly rent is approximately $2,600. In March 2025, the Company contracted with LifeSciences PA located at 411 Swedeland Road, King of Prussia, PA 19406 for access to full working space for normal hours of operations at a fee of $300 per month, which can be cancelled at any time.

Operating lease costs included in operating expense were approximately $9,000 and $8,000 for the three months ended September 30, 2025 and 2024, respectively. Operating lease costs included in operating expense were approximately $22,000 and $19,000 for the nine months ended September 30, 2025 and 2024, respectively.

There was no cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows for the Company’s former corporate headquarters for the three months ended    September 30, 2025 and 2024. Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows was $0 and $35,000 for the nine months ended September 30, 2025 and 2024, respectively.

5. Stockholders’ Equity

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

July 2024 Financing

On July 11, 2024, the Company entered into inducement letter agreements (the “ July 2024 Inducement Letter Agreements”) with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 545,286 shares of Common Stock. The existing warrants were originally issued in February 2020 through December 2023, having exercise prices between $324.00 and $9.72 per share. Pursuant to the July 2024 Inducement Letter Agreements, these warrants were exercised for cash at a reduced exercise of $5.45 per share in consideration of the Company’s agreement to issue new unregistered five and one-half year term Series C warrants to purchase up to 583,098 shares of Common Stock at an exercise price of $5.45 and new unregistered eighteen month term Series D warrants to purchase up to 507,474 shares of Common Stock at an exercise price of $5.45, both issued and sold at a price of $0.125 per warrant share (the “ July 2024 Financing”). In addition, the Company issued warrants to H.C. Wainwright & Co., LLC (the “Placement Agent”) to purchase a total of 40,896 shares of Common Stock at an exercise price of $6.8125 per share. The net proceeds to the Company from the July 2024 Financing were approximately $2,646,000, after deducting placement agent fees and offering expenses. The Company incurred non-cash equity issuance costs of approximately $2.4 million for the incremental fair value of the outstanding equity classified warrants and approximately $0.2 million for placement agent warrants.

Pursuant to the terms of the July 2024 Inducement Letter Agreements, in the event that the exercise of the existing warrants in the July 2024 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of Common Stock in abeyance. Accordingly, an aggregate of 328,758 shares of Common Stock were held in abeyance (the “ July 2024 Abeyance Shares”) with such July 2024 Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The July 2024 Abeyance Shares were held until notice was received by the holder that the balance of the shares of Common Stock could be issued in compliance with such beneficial ownership limitations and were exercised pursuant to a notice of exercise from the holder. Until such time, the Abeyance Shares were evidenced through the holder’s existing warrants and have been included in the Company’s table of outstanding warrants below. During the year ended December 31, 2024, all of the July 2024 Abeyance Shares were released.

December 19, 2024 Concurrent Registered Direct Offering and Private Placement

On December 19, 2024, the Company entered into a securities purchase agreement (the “ December 19, 2024 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct offering (the “ December 19, 2024 Registered Direct Offering”) and concurrent private placement (the “ December 19, 2024 Private Placement” and, together with the December 19, 2024 Registered Direct Offering, the “ December 19, 2024 Offerings”). The December 19, 2024 Offerings closed on December 20, 2024. The net proceeds to the Company from the December 19, 2024 Offerings were approximately $900,000, after deducting placement agent fees and offering expenses.

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

December 23, 2024 Concurrent Registered Direct Offering and Private Placement

On December 23, 2024, the Company entered into a securities purchase agreement (the “ December 23, 2024 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ December 23, 2024 Registered Direct Offering”) and concurrent private placement (the “ December 23, 2024 Private Placement” and, together with the December 23, 2024 Registered Direct Offering, the “ December 23, 2024 Offerings” and, together with the December 19, 2024 Offerings, the “ December 2024 Offerings”). The December 23, 2024 Offerings closed on December 24, 2024. The net proceeds to the Company from the December 23, 2024 Offerings were approximately $480,000, after deducting placement agent fees and offering expenses.

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

January 13, 2025 Concurrent Registered Direct Offering and Private Placement

On January 13, 2025, the Company entered into a securities purchase agreement (the “ January 13, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ January 13, 2025 Registered Direct Offering”) and concurrent private placement (the “ January 13, 2025 Private Placement” and, together with the January 13, 2025 Registered Direct Offering, the “ January 13, 2025 Offerings”). The January 13, 2025 Offerings closed on January 14, 2025. In addition, the Company issued warrants to the Placement Agent to purchase a total of 79,775 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 13, 2025 Registered Direct Offerings and the January 13, 2025 Private Placement were approximately $2.9 million, after deducting fees and estimated offering expenses.

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

January 14, 2025 Concurrent Registered Direct Offering and Private Placement

On January 14, 2025, the Company entered into a securities purchase agreement (the “ January 14, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ January 14, 2025 Registered Direct Offering”) and concurrent private placement (the “ January 14, 2025 Private Placement” and together with the January 14, 2025 Registered Direct Offering, the “ January 14, 2025 Offerings”). The January 14, 2025 Offerings closed on January 15, 2025. In addition, the Company issued warrants to the Placement Agent to purchase a total of 62,500 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 14, 2025 Registered Direct Offering and the January 14, 2025 Private Placement were approximately $2.2 million, after deducting fees and estimated offering expenses.

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

January 16, 2025 Concurrent Registered Direct Offering and Private Placement

On January 16, 2025, the Company entered into a securities purchase agreement (the “ January 16, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ January 16, 2025 Registered Direct Offering”) and concurrent private placement (the “ January 16, 2025 Private Placement” and, together with the January 16, 2025 Registered Direct Offering, the “ January 16, 2025 Offerings” and the January 16, 2025 Offerings, together with the January 13, 2025 Offerings and the January 14, 2025 Offerings, the “ January 2025 Offerings”). The January 16, 2025 Offerings closed on January 17, 2025. In addition, the Company issued warrants to the Placement Agent to purchase a total of 45,750 shares of Common Stock at an exercise price of $3.75 per share The net proceeds to the Company from the January 16, 2025 Registered Direct Offering and the January 16, 2025 Private Placement were approximately $1.6 million, after deducting fees and estimated offering expenses.

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

July 2025 Financing

On July 25, 2025, the Company entered into inducement letter agreements (the “ July 2025 Inducement Letter Agreements”) with certain holders of certain of the Company’s existing warrants to purchase an aggregate of 928,596 shares of the Company’s common stock. Pursuant to the July 2025 Inducement Letter Agreements, the existing warrants were originally issued in December 2024 and January 2025, having exercise prices between $2.00 and $3.00 per share.  Warrants to purchase 100,000 shares of common stock at the existing exercise price of $2.00 per share were exercised at their existing exercise price of $2.00 per share, and warrants to purchase 828,596 shares of common stock were exercised at a reduced exercise price of $2.485 per share.  In consideration for the immediate exercise of such warrants for cash and the payment of an additional $0.125 per New Warrant (as defined below), or an aggregate of $232,149 for all New Warrants, the Company agreed to issue new unregistered five-year term Series J warrants (the “Series J Warrants”) to purchase an aggregate of up to 318,596 shares of common stock at an exercise price of $2.485 and new unregistered 24-month term Series K warrants (the “Series K Warrants” and, together with the Series J Warrants, the “New Warrants”) to purchase an aggregate of up to 1,538,596 shares of common stock at an exercise price of $2.485 (the “ July 2025 Financing”).

In addition, the Company issued warrants to the placement agent, H.C. Wainwright & Co., LLC, to purchase up to 69,645 shares of common stock (the “Placement Agent Warrants”). 7,500 of the Placement Agent Warrants issued have an exercise price of $2.8125 per share of Common Stock and a term of five years, 16,395 of the Placement Agent Warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of five years, and 45,750 of the Placement Agent Warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of twenty-four months. The net proceeds to the Company from the July 2025 Financing were approximately $2.1 million, after deducting placement agent fees and offering expenses.

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

During the three months ended September 30, 2025 and 2024, there were 928,596 and 448,292 warrants exercised, respectively. During the nine months ended September 30, 2025 and 2024, there were 1,486,028 and 540,112 warrants exercised, respectively.

During the three and nine months ended September 30, 2025, there were no abeyance shares released and issued. During the three months ended  September 30, 2024, 231,758 of the July 2024 Abeyance Shares were released and issued and during the nine months ended September 30, 2024, all of the shares held in abeyance in connection with the Company's December 2023 financing transaction were released and issued, and 231,758 of the July 2024 Abeyance Shares were released and issued.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at  September 30, 2025:

	2025		2024
		Weighted-		Weighted-
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	of Shares	Per Share	of Shares	Per Share
Outstanding at January 1,	1,925,867	$12.66	703,530	$35.99
Issued	7,170,679	2.91	1,131,468	5.50
Exercised	(1,486,028)	3.73	(540,112)	6.56
Expired	(10,186)	482.89	-	-
Outstanding at September 30,	7,600,332	$4.57	1,294,886	$21.62

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

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2025:

		Weighted-
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested units at December 31, 2024	71,000	$2.77
Granted	512,800	2.32
Vested	(71,000)	2.77
Forfeited	–	–
Unvested units at September 30, 2025	512,800	$2.32

There were 512,800 RSUs granted during the three and nine months ended September 30, 2025 and 71,000 RSUs granted during the three and nine months ended  September 30, 2024.

Stock-based compensation expense related to RSUs was $113,000 and $52,000 for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense related to RSUs was $207,000 and $99,000 for the nine months ended September 30, 2025 and 2024, respectively.

The aggregate fair value of awards that vested during the nine months ended September 30, 2025 was $164,000, which represents the market value of the Company's common stock on the date that the RSU vested. The aggregate fair value of awards that vested during the nine months ended September 30, 2024 was $21,000, which represents the market value of the Company’s common stock on the date that the RSUs vested.

Stock Options

Stock options are available for issuance under the 2020 Plan. Stock options granted by the Company to participants generally vest annually over 4 years after the grant date and generally vest over 1 year after the grant date for members of the Board of Directors and expire within ten years of grant.

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

The Company did not grant any stock options during the three or nine months ended September 30, 2025 or 2024.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2025:

		Weighted-
		Average
		Exercise	Aggregate
	Number	Price	Intrinsic
	of Shares	Per Share	Value
Balance at December 31, 2024	1,126	$1,206.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	(5)	133,863.84
Balance at September 30, 2025	1,121	$614.60	$-
Exercisable at September 30, 2025	1,121	$614.60	$-

Stock-based compensation expense related to stock options for the nine months ended September 30, 2025 and 2024 was $0 and $6,000, respectively. The Company did not have any stock-based compensation expense related to stock options for the three months ended September 30, 2025 and 2024.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$30	$25	$61	$14
General and administrative	83	27	146	85
Total stock-based compensation	$113	$52	$207	$99

As of September 30, 2025, the total unrecognized compensation cost related to non-vested RSUs was approximately $1,125,000. This cost is expected to be recognized over a weighted-average period of 0.95 years.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2025	2024
Stock options	1,121	1,133
Unvested RSUs	512,800	71,000
Warrants	7,600,332	1,197,886
Total	8,114,253	1,270,019

8. Segment Information

The Company has one reportable segment and operates as a clinical stage biopharmaceutical company. To date, the Company has yet to generate operating revenues and does not expect to generate any revenue in the foreseeable future. The Company's chief operating decision maker (CODM) is the President and Chief Executive Officer (CEO). The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the single segment and decides how to allocate resources based on net loss as reported on the condensed consolidated statements of operations as net loss. The CODM uses net loss to monitor budget versus actual results and to evaluate overall cash burn of the business.  All of the Company’s operations occur within the United States.

The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development
PH-762	$697	$343	$1,740	$1,016
PH-894	55	10	218	10
Employee expense, lab supplies and overhead	428	281	1,183	1,584
Total research and development	1,181	644	3,141	2,658
General and administrative	1,324	946	3,545	3,055
Total operating expenses	$(2,505)	$(1,590)	$(6,686)	$(5,713)
Other income, net	113	66	359	189
Net loss	$(2,392)	$(1,524)	$(6,327)	$(5,524)

9. Subsequent Events

On November 3, 2025, the Company entered into inducement letter agreements (the “ November 2025 Inducement Letter Agreements”) with certain holders of the Company’s existing common stock warrants to exercise such warrants for an aggregate of 5,663,182 shares of the Company’s common stock. These warrants were originally issued in July 2024, December 2024, January 2025 and July 2025, having exercise prices between $2.00 and $5.45 per share.  Warrants to purchase 60,000 shares of common stock were exercised at their existing exercise price of $2.00 per share, warrants to purchase 948,596 shares of common stock were exercised at their existing exercise price of $2.485 per share and warrants to purchase 4,654,586 shares of common stock were exercised at a reduced exercise price of $2.05 per share.

Pursuant to the November 2025 Inducement Letter Agreements, in consideration for the exercise of such warrants for cash and the payment of an additional $0.125 per new unregistered warrant, or an aggregate of $1.4 million for all new warrants, the Company agreed to issue new unregistered twenty-four month warrants (the “Series A Warrants”) to purchase an aggregate of up to 11,326,364 shares of common stock at an exercise price of $2.05 (the “November 2025 Financing”)

The gross proceeds to the Company from the November 2025 Financing are approximately $13.4 million, prior to deducting placement agent fees and offering expenses of an anticipated $1.3 million.

Pursuant to the terms of the November 2025 Inducement Letter Agreements, in the event that the exercise of the existing warrants in the November 2025 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, an aggregate of 1,302,822 shares of common stock were held in abeyance (the “ November 2025 Abeyance Shares”) with such November 2025 Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The November 2025 Abeyance Shares will be held until notice is received by the holder that the balance of the shares of common stock may be issued in compliance with such beneficial ownership limitations and may be exercised pursuant to a notice of exercise from the holder. Until such time, the November 2025 Abeyance Shares are evidenced through the holder’s existing warrants. Subsequent to the balance sheet date and through the date of the filing with the SEC of this Quarterly Report on Form 10-Q, 800,000 of the November 2025 Abeyance Shares were released.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”).

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including, but not limited to:

●	we are dependent on the success of our INTASYL™ technology, and our product candidates based on this technology, which is unproven and may never lead to approved and marketable products;
●

our product candidates are in an early stage of development and we may fail, experience significant delays, never advance in clinical development or not be successful in our efforts to identify or discover additional product candidates, which may materially and adversely impact our business;

●

disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business;

●	the impact of the government shutdown on our business operation;
●	if we experience delays or difficulties in identifying and enrolling subjects in clinical trials, it may lead to delays in generating clinical data and the receipt of necessary regulatory approvals;
●	topline data may not accurately reflect or may materially differ from the complete results of a clinical trial;
●	we rely upon third parties for the manufacture of the clinical supply for our product candidates;
●	our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity;
●

we are dependent on the patents we own and the technologies we license, and if we fail to maintain our patents or lose the right to license such technologies, our ability to develop new products would be harmed;

●	we will require substantial additional funds to complete our research and development activities;
●

future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business;

●	changes in U.S. and international trade policies may adversely impact our business and operating results;
●	we may not be able to remain compliant with the continued listing requirements of The Nasdaq Capital Market; and
●	the price of our Common Stock has been and may continue to be volatile.

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

Phio's ongoing Phase 1b dose escalation clinical trial (NCT 06014086) is designed to evaluate the safety and tolerability of neoadjuvant use of intratumoral PH-762 in Stages 1, 2 and 4 cutaneous squamous cell carcinoma (cSCC), Stage 4 melanoma, and Stage 4 Merkel cell carcinoma. Per the trial’s protocol, patients receive four injections of PH-762 at weekly intervals and pathologic response is assessed on day 36 after the initial injection of PH-762.  To date, pathologic results for the fifth and final cohort are as follows:  100% tumor clearance in one of three patients, > 90% clearance in the second patient, and > 50% clearance in the third patient at Day 36.

To date, a total of 18 patients with cutaneous carcinomas have completed treatment across five dose escalating cohorts in the Phase 1b trial. The cumulative pathologic response in 16 patients with cSCC include six with a complete response (100% clearance), two with a near complete response (> 90% clearance) and two with a partial response (> 50% clearance). A single patient with metastatic Merkel cell carcinoma had a partial response (> 50% clearance). Six patients with cSCC and one patient with metastatic melanoma had a pathologic non-response (< 50% clearance). No patients in the study, however, exhibited clinical progression of disease.

To date, there were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in the patients receiving intratumoral PH-762 in this trial. Moreover, PH-762 has been well tolerated in all enrolled patients in each escalating dose cohort. Phio may continue to screen and treat additional patients as part of the fifth cohort.

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

In July 2025, we entered into a comprehensive drug substance development services agreement with a U.S. manufacturing company pursuant to which the manufacturer will provide analytical and process development and cGMP manufacture of clinical supplies for Phio's lead development compound, PH-762.

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

Patents and Patent Applications

   We actively protect our intellectual property and are prosecuting a number of patents and pending patent applications covering our compounds and technologies. We continue to rationalize our intellectual property position to protect our lead clinical candidates in key geographic regions while abandoning patents or applications that do not pertain to INTASYL or are country-specific in regions that are not of strategic geographic focus.  A combined summary of these patents and patent applications is set forth below in the following table:

	Pending	Issued
	Applications	Patents
United States	9	27
Canada	2	2
Europe	5	18
Japan	4	8
Other Markets	3	4

   Our portfolio includes 59 issued patents, 53 of which cover our INTASYL platform, and of those 29 cover immuno-oncology compounds and therapeutic uses. There are 19 patent families broadly covering both the composition and methods of use of our self-delivering INTASYL platform technology and uses of our INTASYL compounds targeting immune checkpoint, cellular differentiation and metabolism targets for ex vivo cell-based cancer immunotherapies. The INTASYL platform patents are scheduled to expire between 2029 and 2038.

   Furthermore, there are 23 patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). The patents that may issue from these pending patent applications will, if issued, be set to expire between 2029 and 2044, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate and base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar			Dollar
Description	2025	2024	Change	2025	2024	Change
Operating expenses	$2,505	$1,590	$915	$6,686	$5,713	$973
Operating loss	$(2,505)	$(1,590)	$(915)	$(6,686)	$(5,713)	$(973)
Net loss	$(2,392)	$(1,524)	$(869)	$(6,327)	$(5,524)	$(803)

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar			Dollar
Description	2025	2024	Change	2025	2024	Change
Research and development	$1,181	$644	$537	$3,141	$2,658	$483
General and administrative	1,324	946	378	3,545	3,055	490
Total operating expenses	$2,505	$1,590	$915	$6,686	$5,713	$973

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits and RSU stock compensation expense for research and development personnel, contract research organization (CRO) clinical trial costs, technology licenses and other expenses associated with preclinical and clinical development activities. Our research and development programs are focused on the development of immuno-oncology therapeutics based on our INTASYL technology. Since we commenced operations, research and development expenses have been a significant portion of our total operating expenses and are expected to constitute the majority of our spending for the foreseeable future.

Research and development expenses for the three months ended September 30, 2025 increased 83% or $500 thousand as compared with the three months ended September 30, 2024. This increase in research and development expenses was primarily driven by a $400 thousand increase in clinical trial costs, chemistry, manufacturing and controls (CMC) costs in connection with advancing our PH-762 program and a $100 thousand increase in R&D employee personnel related costs.

Research and development expenses for the nine months ended September 30, 2025 also increased by 18% or $500 thousand as compared with the nine months ended September 30, 2024. This increase was due to higher $300 thousand increase in R&D clinical and CMC costs in connection with advancing our PH-762 program and $200 thousand increase in R&D employee personnel expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and RSU stock compensation expense for general and administrative personnel, professional fees for legal, audit, tax consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended September 30, 2025 increased 40% or $400 thousand as compared with the three months ended September 30, 2024. The increase in general and administrative expenses was primarily driven by a $200 thousand increase in outsourced professional services related to accounting and legal and $77 thousand increase related to an increase in RSU compensation expense..

General and administrative expenses for the nine months ended September 30, 2025 increased by 16% or $500 thousand as compared with the nine months ended September 30, 2024. This year-to-date increase in general and administrative expenses relates to $300 thousand increase in outsourced professional fees and $200 thousand additional employee personnel costs including accrued bonus and RSU compensation expense.

Liquidity and Capital Resources

Historically, we have primarily funded our operations through the sale of our securities. In the future, we expect to depend on external funding from third parties, such as proceeds from the sale of equity, debt financings or potential strategic opportunities, to support our operations. Since our inception we have incurred operating losses and expect that we will continue to have negative cash flows from our operations and for the foreseeable future. As of September 30, 2025, we had cash and cash equivalents of $10,705,000 as compared with $5,382,000 at December 31, 2024.

The gross proceeds to the Company from the November 2025 Financing are approximately $13.4 million, prior to deducting placement agent fees and offering expenses of an anticipated $1.3 million. The Company expects to raise approximately $12.1 million of which $11.5 million has been received by the Company, with the remainder expected by November 18, 2025.

Based on current cash flow projections, the Company believes it has sufficient cash and cash equivalents, including net proceeds from the November 2025 Financing, to meet our current planned obligations for at least 12 months from the date these financial statements are issued. We have limited cash resources, have incurred recurring operating losses and negative cash flows from our operations since our inception and have not yet recognized any product revenues. These factors have previously raised doubt about the Company's ability to continue as a going concern. With the November 2025 Financing, combined with the net proceeds from the January 2025 and July 2025 Offerings, we were able to alleviate such doubt as of the date of the filing of this Quarterly Report on Form 10-Q.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(5,900)	$(5,741)
Net cash used in investing activities	(12)	-
Net cash provided by financing activities	11,235	2,641
Net increase (decrease) in cash and cash equivalents	$5,323	$(3,100)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 increased by $159 thousand as compared to the nine months ended September 30, 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was approximately $12 thousand as compared to the nine months ended September 30, 2024 where net cash used in investing activities was $0. The increase in net cash used in investing activities was primarily due to computer equipment purchases during the nine months ended September 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $ 11.2 million as compared to the nine months ended September 30, 2024 where net cash provided by financing activities was $2.6 million. The increase in net cash provided by financing activities was primarily due to the issuance of common stock and warrants, and the exercise of warrants, both as described in Note 3 of the condensed consolidated financial statements.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2024 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Part II, Item 7 of our 2024 Form 10-K.

Future Funding Requirements

At September 30, 2025, we had cash and cash equivalents of $10.7 million, which includes aggregate net proceeds of approximately $6.7 million and $2.1 million after deducting fees and estimated offering expenses, from our January 2025 and July 2025 Financings, respectively. As described in our subsequent event disclosure, we expect to receive $12.1 million from our November 2025 Financing, after deducting placement agent fees and offering expenses. We expect that our cash and cash equivalents will enable us to fund our current operating plan for at least 12 months from the date these financial statements are issued. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs such as PH-894, clinical trial expenses for PH-762, competing technological and market developments, general and administrative expenses, and the costs of any strategic acquisitions and/or development of complementary business opportunities. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

●	the scope, progress, results, and costs of clinical trials of PH-762;
●	our expectations regarding the timing and clinical development of PH-762;
●	whether and to what extent we internally fund, whether and when we initiate, and how we conduct additional pipeline product development programs, including PH-894;
●	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing any patent claims;
●	changes in our operating plan, resulting in increases or decreases in our need for capital;
●	disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA;
●	the impact of the government shutdown on our business operations;
●	U.S. and international trade policies; and
●	our views on the availability, timing, and desirability of raising capital.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such a delisting would have an adverse effect on the market liquidity of our securities, decrease the market price of our securities, result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities, and adversely affect our ability to obtain financing for the continuation of our operations. We actively monitor our minimum bid price and will consider any and all options available to us to maintain compliance with Nasdaq Listing Rule 5550(a)(2).

Changes in U.S. and international trade policies may adversely impact our business and operating results.

From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements. Because some of our vendors, manufactures and suppliers are located in foreign countries, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. The U.S. government has adopted a new approach to trade policy and, in some cases, entered into new trade agreements. Our supply may in the future be subject to increased import tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to such tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. Such disruption could have adverse effects on the development of our product candidates and our business operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	November 19, 2018

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	January 14, 2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	January 25, 2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	July 2, 2024

3.5	Certificate of Designation of Series D Preferred Stock, dated November 16, 2022.	November 16, 2022

3.6	Amended and Restated Bylaws of Phio Pharmaceuticals Corp.	May 2, 2022

4.1	Form of Warrant.	September 28, 2018

4.2	Form of Warrant.	April 2, 2020

4.3	Form of Common Stock Warrant.	January 25, 2021

4.4	Form of Placement Agent Warrant.	February 17, 2021

4.5	Form of Placement Agent Warrant.	December 8, 2023

4.6	Form of Series C/D Warrant.	July 12, 2024

4.7	Form of Placement Agent Warrant.	July 12, 2024

4.8	Form of Placement Agent Warrant.	December 20, 2024

4.9	Form of Placement Agent Warrant.	December 26, 2024

4.10	Form of Placement Agent Warrant.	January 14, 2025

4.11	Form of Placement Agent Warrant.	January 15, 2025

4.12	Form of Placement Agent Warrant.	January 17, 2025

4.13	Form of Series J/K Warrant	July 30, 2025

4.14	Form of Placement Agent Warrant	July 30, 2025

4.15	Form of Series A Warrant	November 6, 2025

4.16	Form of Placement Agent Warrant*

10.1#	Form of Inducement Letter Agreement dated November 3, 2025, by and between Phio Pharmaceuticals Corp. and the Holders*

10.2#	Separation Agreement and General Release of Claims, dated August 11, 2025, by and between the Company and Robert Infarinato.	August 14, 2025

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer.*

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer.**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

*	Filed herewith.
**

Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2025.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive Officer)

By:	/s/ Lisa Carson
Lisa Carson
Vice President, Finance & Administration (as Principal Financial Officer)