Form 10-K
period 2025-12-31
Phio Pharmaceuticals Corp.
filed 2026-03-05
CIK 1533040

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(Address of principal executive offices and Zip Code)

(610) 947-0251

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on June 30, 2025, was approximately $11.2 million. Shares of Common Stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2026 the registrant had 11,617,250 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PHIO PHARMACEUTICALS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

●

disruptions at the FDA, including due to any reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business;

●	if we experience delays or difficulties in identifying and enrolling subjects in clinical trials, it may lead to delays in generating clinical data and the receipt of necessary regulatory approvals;
●	topline data may not accurately reflect or may materially differ from the complete results of a clinical trial;
●	we rely upon third parties for the manufacture of the clinical supply for our product candidates;
●	our business and operations would suffer in the event of a cybersecurity incident;
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

Overview

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a clinical stage biopharmaceutical company whose proprietary INTASYL® small interfering RNA gene silencing technology is designed to make immune cells more effective in killing tumor cells. We are developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems. We are committed to discovering and developing innovative cancer treatments for patients by creating new pathways toward a cancer-free future. The Company operates with a single operating segment and a single reportable segment.

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

Since the initial discovery of RNAi, drug delivery has been the primary challenge in developing RNAi-based therapeutics. Other siRNA technologies require cell targeting chemical conjugates which limit delivery to specific cell types. INTASYL is based on proprietary chemistry that is designed to maximize the activity and adaptability of the compound and is unique in that it can be delivered to any cell type or tissue without the need to modify the chemistry. This is designed to eliminate the need for formulations or delivery systems (for example, nanoparticles or electroporation). This provides efficient, spontaneous, cellular uptake with potent, intracellular activity.

We believe that our INTASYL technology provides the following benefits including, but not limited to:

●	Ability to target a broad range of cell types and tissues;
●	Ability to target both intracellular and extracellular protein targets;
●	Efficient uptake by target cells, avoiding the need for assisted delivery;
●	Ability to target multiple genes in one drug product;
●	Promising clinical efficacy and pathology results in cutaneous squamous cell carcinoma (cSCC) with local administration;
●	Favorable clinical safety profile; and
●	Readily manufactured under current good manufacturing practices.

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

Our preclinical studies have demonstrated that direct-to-tumor application of PH-762 resulted in potent anti-tumoral effects and showed that direct-to-tumor treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Importantly, direct-to-tumor administration of PH-762 resulted in activity against distant untreated tumors, indicative of a systemic anti-tumor response. We believe these data further support the potential for PH-762 to provide a strong local immune response without the dose immune-related adverse effects seen with systemic antibody therapy.

PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762. The study was fully enrolled in November 2025 with a total of 22 patients, 20 with cutaneous squamous cell carcinoma, one with melanoma and one with Merkel cell carcinoma.

While final study data is pending formal analysis, an FDA submission intended to propose and seek guidance for next steps in clinical study design for PH-762 is targeted for the second quarter of 2026. A total of 22 patients with cutaneous carcinomas completed treatment in the Phase 1b trial and underwent excision of the treated lesional site. Revised reported data supports an overall response rate of 65% for squamous cell carcinomas (cSCC). Among the 20 patients with cSCC, 13 patients were classified as pathologic responders, including 9 patients with complete response (100% clearance), 2 patients with major/near clear response (greater than 90% clearance), and 2 patients with partial response (greater than 50% clearance). A single patient with metastatic Merkel cell carcinoma had a partial response. Seven cSCC patients and one melanoma patient had responses of less than 50%, however, none of the patients experienced a progression of the disease.

In this trial to date, intratumoral injection of PH-762 has been well tolerated in all enrolled patients and there were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in any patients who received intratumoral PH-762.  PH-762 has been evaluated in patients within five dose-escalating cohorts, increasing drug concentration 20-fold from the first to the final cohort. Safety data through an extended follow-up period is expected to be reported in the second quarter of 2026.

PH-894

   PH-894 is an INTASYL compound that is designed to specifically silence BRD4, a protein that controls gene expression in both T cells and tumor cells, thereby affecting the immune system as well as the tumor. Intracellular and/or commonly considered “undruggable” targets, such as BRD4, represent a challenge for small molecule and antibody therapies. Therefore, what sets this compound apart is its dual mode of action: PH-894 suppression of BRD4 in T cells results in T cell activation, and suppression of BRD4 in tumor cells results in tumors becoming more sensitive to being killed by T cells.

Preclinical studies conducted have demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells and in various cancer cells. Similar to PH-762, preclinical studies have also shown that direct-to-tumor application of PH-894 resulted in potent and statistically significant anti-tumoral effects against distant untreated tumors, indicative of a systemic anti-tumor response. These preclinical data indicate that PH-894 can reprogram T cells and other cells in the tumor microenvironment to provide enhanced immunotherapeutic activity. We have completed the IND-enabling studies required for an IND submission with PH-894. As a result of the reprioritization to advance our clinical trial with PH-762 in the U.S., we have elected to defer the IND submission for PH-894.

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

We have demonstrated preclinical activity with INTASYL in ACT applications. In preclinical studies, INTASYL was shown to enhance the activity of ACT therapies, including with tumor infiltrating lymphocytes and natural killer cells. As demonstrated in these preclinical studies, INTASYL can be efficiently incorporated into current ACT manufacturing processes.

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

	Pending	Issued
	Applications	Patents
United States	5	24
Canada	2	2
Europe	5	16
Japan	4	8
Other Markets	2	4
International PCT	2

Our portfolio includes 54 issued patents, 49 of which cover our INTASYL platform, and of those 27 cover immuno-oncology compounds and therapeutic uses. There are 15 patent families broadly covering both the composition and methods of use of our self-delivering INTASYL platform technology and uses of our INTASYL compounds targeting immune checkpoints, cellular differentiation and metabolism targets for ex vivo cell-based cancer immunotherapies. The INTASYL technology patents are scheduled to expire between 2029 and 2038.

Furthermore, there are 20 pending patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). The patents that may issue from these pending patent applications will, if issued, be set to expire between 2029 and 2044, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

Key Intellectual Property License Agreements

As we develop our own proprietary compounds, we continue to evaluate our in-licensed portfolio as well as the field for new technologies that could be in-licensed to further enhance our intellectual property portfolio and unique intellectual property position.

In September 2011, we entered into an agreement with Advanced RNA Technologies, LLC (“Advirna”), pursuant to which Advirna assigned to us its existing patent and technology rights related to the INTASYL technology in exchange for an annual maintenance fee, a one-time milestone payment upon the future issuance of the first patent with valid claims covering the assigned patent and technology rights and the issuance of shares of Common Stock equal to 5% of our fully-diluted shares outstanding at the time of issuance. In 2012, we issued shares of Common Stock to Advirna equal to 5% of our fully-diluted shares outstanding at the time of issuance and paid $350,000 to Advirna upon the issuance of the first patent in 2014. Additionally, we also pay to Advirna an annual maintenance fee of $100,000 and are required to pay low single-digit royalties on any licensing revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. To date, any royalties owed to Advirna under the Advirna agreement have been minimal.

Our rights under the Advirna agreement will expire upon the later of: (i) the expiration of the last-to-expire of the “patent rights” (as defined therein) included in the Advirna agreement and (ii) the abandonment of the last-to-be abandoned of such patents, unless earlier terminated in accordance with the provisions of the Advirna agreement. Further, we also granted back to Advirna a license under the assigned patent and technology rights for fields of use outside human therapeutics.

Manufacturing and Supply

We do not have any manufacturing capability and therefore we currently rely on and intend to continue to rely on contract manufacturing organizations to produce our product candidates in accordance with regulatory requirements.

We currently rely on and contract with third parties for the manufacture of drug substances and drug products for use in our non-clinical studies and clinical trials in accordance with regulatory requirements. We expect that we will continue to rely on and contract with third parties to manufacture our product candidates in the future.

In July 2025, we announced that we had entered into a comprehensive drug substance development services agreement with a U.S. manufacturer. The manufacturing company will provide analytical and process development and Current Good Manufacturing Practice (“cGMP”) manufacture of our lead clinical development compound PH-762.

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

Government Regulation

Review and Approval of Drugs in the United States

The United States and many other countries extensively regulate the non-clinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The U.S. Food and Drug Administration (“FDA”) regulates pharmaceutical and biologic products under the FFDCA, the Public Health Service Act and other federal statutes and regulations.

To obtain approval of our future product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy for the intended indication as well as detailed information on the manufacture and composition of the product candidate. In most cases, this will require extensive laboratory tests, non-clinical studies and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA involve significant time and expense. The FDA also may require post-marketing testing to monitor the safety and efficacy of approved products or place conditions on any approvals that could restrict the therapeutic claims and commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems at any time following initial marketing of our products.

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. These data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA through an Investigational New Drug application ("IND"), must become effective before human clinical trials may commence. Preclinical studies generally involve evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate. Many of these studies must be conducted in accordance with the FDA’s current Good Laboratory Practices, the Animal Welfare Act, and other applicable regulations.

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

We anticipate that our products will be manufactured by our strategic partners, licensees or other third parties. Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s regulations, which are regulations that govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Our manufacturers also will be subject to regulation under the Occupational Safety and Health Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act and other applicable environmental statutes. Following approval, the FDA and certain state agencies periodically inspect drug and biologic manufacturing facilities to ensure continued compliance with the cGMP. Our manufacturers will have to continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Human Capital Management

As of December 31, 2025, we had six full-time employees, all of whom work primarily on a remote basis. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

A majority of Phio’s employees have obtained advanced degrees in their professions and we support our employees’ further development with individualized development plans, mentoring, coaching, group training, and conference attendance.

Corporate Information

Effective July 5, 2024, we completed a 1-for-9 reverse stock split of our outstanding Common Stock, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. The reverse stock split did not reduce the number of authorized shares of our common or preferred stock. All share and per share amounts have been adjusted to give effect to the reverse stock split.

We were incorporated in the state of Delaware in 2011 as RXi Pharmaceuticals Corporation. On November 19, 2018, we changed our name to Phio Pharmaceuticals Corp., to reflect our transition from a platform company to one that is fully committed to developing groundbreaking immuno-oncology therapeutics.

 We operate as a remote business with a laboratory space in Worcester, Massachusetts, which expired on February 28, 2026. We maintain shared office space at Life Sciences of Pennsylvania, 411 Swedeland Rd, Suite 23-1080, in King of Prussia, Pennsylvania.

Our website address is http://www.phiopharma.com. We post on our website our press releases and filings we make with, the U.S. Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our audit, compensation, nominating and governance committees, as well as our corporate code of ethics and conduct.

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. The contents of this website, and our website, are not incorporated by reference into this report and should not be considered to be part of this report.

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

We have used substantial funds to develop our product candidates and will need to raise additional substantial funds to continue our drug development efforts and support our operations. Our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. We will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but is not limited to the following:

●	To conduct research and development to successfully develop our product candidates;

●	To obtain regulatory approval for our product candidates;

●	To file and prosecute patent applications and to defend and assess patents to protect our technologies;

●	To retain qualified employees, particularly in light of intense competition for qualified personnel;

●	To manufacture products ourselves or through third parties;

●	To market our products, either through building our own sales and distribution capabilities or relying on third parties; and

●	To acquire new technologies, licenses or products.

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

We have generated significant losses to date, have not generated any product revenue and may not generate product revenue in the foreseeable future, or ever. We expect to incur significant operating losses as we advance our product candidates through drug development and the regulatory process. Our ability to achieve profitability, if ever, will depend on, among other things, us obtaining regulatory approvals and successfully commercializing our drug candidates. Even if we are able to successfully commercialize our drug candidates, we may not be able to achieve or sustain profitability, which could have a material adverse effect on our business, financial condition and results of operations.

Future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business.

If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our Common Stock in the event of a liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of Common Stock. The terms of debt securities may also impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, to pay dividends on or repurchase our capital stock, or to make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control. If we raise funds through the issuance of additional equity, whether through private placements or public offerings, which we have done in the past, such issuances would dilute current stockholders’ ownership in us, perhaps substantially. The issuance of a significant amount of shares of Common Stock could cause the market price of our Common Stock to decline or become highly volatile.

Our ability to use net operating loss carryforwards and other tax benefits may be limited.

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

We have in the past completed assessments of the available net operating loss and tax credit carryforwards under Sections 382 and 383 of the Code through the year ended December 31, 2024 and determined that we underwent multiple ownership changes during the period from inception to December 31, 2024. As a result, our net operating losses and tax credit carryforwards are subject to substantial annual limitations under Sections 382 and 383 of the Code due to these ownership changes. We have adjusted our net operating loss and tax credit carryforwards to address the impact of the ownership changes. We assess the need to conduct an ownership change analysis to determine whether any changes occurred in ownership that would limit net operating loss or tax credit carryforwards on an annual basis. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss and tax credit carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

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

Further, the FDA may not accept the results of our non-clinical studies or clinical trials and may require us to complete additional studies or impose stricter approval conditions than we expect, which could impact the value of a particular program, the approvability or commercialization of the particular product candidate or product and our Company in general. Because of these factors, it is difficult to predict the time and cost of the development of our product candidates. Any delay or failure in obtaining required approvals may prevent us from completing our non-clinical studies or clinical trials and could have a material adverse effect on our ability to initiate or commercialize drug candidates on a timely basis, or at all. Additionally, non-clinical studies and clinical trials are lengthy and expensive and if our cash resources become limited, we may not be able to commence, continue or complete such non-clinical studies or clinical trials.

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

From time to time, we may publicly disclose topline or interim data from our clinical trials based on a preliminary analysis of then-available data, of which the results, related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary observations made in early stages of clinical trials are not necessarily indicative of results that will be obtained when full data sets are analyzed or in subsequent clinical trials. As a result, topline or interim data may differ from future results from the same studies or different conclusions may qualify such results once additional data has been received and evaluated. Topline or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data that we publicly disclose and should be viewed with caution until the complete data is available. If the topline data we report differs from future analysis of results, or if others, including regulatory authorities, disagree with the conclusions reached, our business, financial condition, and results of operations could be materially and adversely affected.

We rely upon third-parties to conduct our clinical trials and other studies for our product candidates, and if they do not successfully fulfill their obligations, the development of our product candidates may be materially impacted.

We rely upon third-party contract research organizations ("CROs"), medical institutions, collaborators, clinical investigators, consultants and other third-parties to support and conduct our clinical trials and we rely on these third-party CROs for the execution of certain of our non-clinical studies and expect to continue to do so. Because we rely on these third-parties, we cannot necessarily control the timing, quality of work or amount of resources that our contract partners will devote to these activities. We and our CROs are responsible for ensuring that our clinical trials are conducted in accordance with applicable regulations and protocols. If we or our CROs fail to comply with these applicable regulations, the FDA may not accept these data and may require us to complete additional non-clinical studies and clinical trials, which could result in significant additional costs and delays to us.

As we only control certain aspects of their activities, we cannot guarantee that our CROs will fulfill their obligations to us under these arrangements. If these third-parties do not successfully carry out their responsibilities, as well as within a timely fashion, our clinical trials and non-clinical studies may be delayed, unsuccessful or otherwise adversely affected. If we have to enter into alternative arrangements, it may delay or adversely affect the development of our product candidates and our business operations. This could be difficult, costly or impossible, and our non-clinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such studies or trials.

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

Preclinical studies and clinical trials are lengthy and expensive, and their outcome is highly uncertain. Historical failure rates are high due to a number of factors, such as safety and efficacy of drug candidates. We, the FDA, or an IRB may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on patients in a clinical trial could result in the FDA suspending or terminating the clinical trial and refusing to approve a particular drug candidate for any or all indications of use.

An additional number of factors could affect the timing, cost or outcome of our drug development efforts, including the following:

●	Delays in filing or acceptance of INDs or NDAs for our product candidates;

●	Difficulty in securing centers to conduct clinical trials;

●	Conditions imposed on us by the FDA regarding the scope or design of our clinical trials;

●	Problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies;

●	Difficulty in enrolling patients in conformity with required protocols or projected timelines;

●	Third-party contractors failing to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner;

●

Our drug candidates having unexpected and different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways;

●	The need to suspend or terminate clinical trials, for example, if the participants are being exposed to unacceptable health risks;

●	Insufficient or inadequate supply or quality of our product candidates or other necessary materials necessary to conduct our clinical trials;

●	Effects of our product candidates not having the desired effects or including undesirable side effects or the product candidates having other unexpected characteristics;

●	The cost of our clinical trials being greater than we anticipate;

●

Negative or inconclusive results from our clinical trials or the clinical trials of others for similar product candidates or inability to generate statistically significant data of the product being tested;

●	Changes in the FDA’s requirements or expectations for testing during the course of that testing;

●	Reallocation of our limited financial and other resources to other clinical programs; and

●	Adverse results obtained by other companies developing similar drugs.

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

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the current President Trump administration (the “Trump Administration”) established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is not yet entirely clear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government have already impacted and will continue to impact the FDA or other regulatory authorities that oversee our business. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce continues, the FDA’s budget is significantly reduced or another prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our products, if approved, which could have a material adverse effect on our business.

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

Further, we may face competition with respect to product efficacy and safety, ease of use and adaptability to modes of administration, acceptance by physicians, timing and scope of regulatory approvals, reimbursement coverage and price and patent position. If we are not able to successfully obtain regulatory approval or commercialize our product candidates, we may not be able to establish market share and generate revenues from our technology.

If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.

We have a small core management team and are particularly dependent on them. Accordingly, our business prospects are dependent on the members of our executive team, the loss of whose services could make it difficult for us to manage our business successfully and achieve our business objectives. While we have entered into an employment agreement with our Chief Executive Officer, he could leave at any time, in addition to our other employees, who are all “at will” employees. Our ability to identify, attract, retain and integrate additional qualified key personnel is also critical to our success. Competition for skilled research, product development, regulatory and technical personnel is intense, and we may not be able to recruit and retain the personnel we need. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop our product candidates.

We are subject to potential liabilities from clinical testing and future product liability claims.

The use of our product candidates in clinical trials and, if any of our product candidates receive regulatory approval, the sale of our product candidates for commercial use exposes us to the risk of product liability claims. Product liability claims may be brought against us by patients, healthcare providers, consumers or others who come into contact with our product candidates or approved products. We have, and will seek to obtain, clinical trial insurance for current and any future clinical trials that we conduct, as well as liability insurance for any products that we market. However, there is no assurance that we will be able to obtain insurance in the amounts we seek, or at all. There is no assurance, however, that any insurance maintained by us will prove adequate in the event of a claim against us. If we cannot successfully defend against product liability claims, we could incur substantial liabilities. Even if claims asserted against us are unsuccessful, they may divert management’s attention from our operations and we may have to incur substantial costs to defend such claims. Any of these outcomes could materially impact our business and financial condition.

We rely upon third parties for the manufacture of the clinical supply for our product candidates.

We rely on third-party suppliers and manufacturers to provide us with the materials and services to manufacture our product candidates for certain preclinical studies and for our clinical trials, and we expect that we will continue to rely on third-party manufacturers for the supply of our product candidates in the future. We have no in-house manufacturing capabilities and resources, and we do not own or lease manufacturing facilities or have our own supply source for the required materials to manufacture our compounds. Accordingly, we are dependent upon third-party suppliers and contract manufacturers to obtain supplies and manufacture our product candidates.

There are a limited number of manufacturers that make oligonucleotides and we currently contract with multiple manufacturers for the supply of our product candidates to reduce the risk of supply interruption or availability. However, there is no assurance that our supply of our product candidates will not be limited, interrupted, of satisfactory quality or be available at acceptable prices. For example, constraints on the supply chain and availability of resources have resulted in delays and shortages at manufacturing facilities. While we have engaged with multiple manufacturers for the supply of our product candidates in order to mitigate the impact of the loss or delay of any one manufacturer, there can be no assurance that our efforts will be successful. If for any reason we are unable to obtain the clinical supply of our product candidates from our current manufacturers, we would have to seek to contract with another manufacturer. If we or any of these manufacturers are unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development of such product candidates may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates in sufficient quantities when needed would seriously harm our business.

Approval of any of our product candidates will not occur unless the manufacturing facilities are in compliance with the FDA’s cGMP regulations in order to ensure that drug products are safe and that they consistently meet applicable requirements and specifications. These requirements are enforced by the FDA through periodic inspections of the manufacturing facilities and can result in enforcement action, such as warning letters, fines and suspension of production if they are found not to be in compliance with the regulations. If our manufacturers do not comply with the FDA regulations for our product candidates, we may experience delays in timing or supply, be forced to manufacture our product candidates ourselves or seek to contract with another manufacturer. If we are required to switch manufacturers, we will be required to verify that the new manufacturer maintains facilities and processes in line with cGMP regulations, which may result in delays, additional expenses, and may have a material adverse effect on our ability to obtain approval of our product candidates.

Our business and operations would suffer in the event of a cybersecurity incident.

Despite the implementation of security measures, our information technology systems and those upon which we rely are vulnerable to damage from cybersecurity incidents or disruptions, including social engineering (e.g., phishing), cyber-attacks (including ransomware, malware attacks, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyber-attacks), cyber extortion or other fraudulent schemes, or attempts to exploit vulnerabilities, and may be predicated by natural disasters, terrorism, war and telecommunication and electrical failures. Such cybersecurity incidents or disruptions may be caused by third parties or by authorized individuals’ misconduct or error. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such an event could cause interruption of our operations.

A cybersecurity incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to confidential or other information. If we or a third party upon whom we rely experience an actual or perceived cybersecurity incident, we may experience adverse consequences, which may include: potential regulatory scrutiny or enforcement actions (e.g., investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class action lawsuits and material claims for damages); interruption to our operations, damage to our reputation, delays in reporting our financial results, significant remediation expenses, or otherwise have a material adverse effect on our business, financial condition and operating results. An actual or perceived cybersecurity incident and attendant consequences may deter new clinical trial participants from participating in our services and negatively impact our ability to grow and operate our business. Although we have information security policies and controls in place designed to prevent and protect against unauthorized access, use AI, and disclosure of confidential information, including non-public personal information, there can be no assurance that such policies or controls will be effective or that a court or regulatory authority will consider them to be appropriate or reasonable. While we may be entitled to damages if our third-party service providers fail to satisfy their cybersecurity-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Risks Relating to Our Intellectual Property

We may be involved in litigation to protect our patents and intellectual property rights and our ability to protect our patents and intellectual property rights is uncertain and may subject us to potential liabilities.

We have filed patent applications, have pending patents that we have licensed and those that we own and expect to continue to file patent applications. We may also need to license patents and patent applications from research sponsored by us with third parties. There is no assurance that these applications will result in any issued patents or that those patents would withstand possible legal challenges or protect our technologies from competition. The patent granting authorities have upheld stringent standards for the RNAi patents that have been prosecuted so far and, consequently, pending patents that we have licensed and those that we own may continue to experience long and difficult prosecution challenges and may ultimately issue with much narrower claims than those in the pending applications.

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

Third parties may claim that we infringe their patents, which may result in substantial liabilities and prevent us from pursuing the development of our product candidates.

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

Our success depends upon our ability to obtain and maintain intellectual property protection for our product candidates. Any patents issued to us or our licensors may not provide us with any competitive advantages, and there is no assurance that the patents of others will not have an adverse effect on our ability to do business or to continue to develop our product candidates freely. Pending patents that we have licensed and those that we own may continue to experience long and difficult prosecution challenges and may ultimately issue with much narrower claims than those in the pending applications. Because of the extensive time required for development, testing, and regulatory review of a product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage provided by the patent. Further, even if our rights are valid, enforceable and broad in scope, competitors may develop products based on technology that is not covered by our licenses or patents or patent applications that we own. If we are unable to derive value from our licensed or owned intellectual property, it may have a material and adverse impact on our business, results of operations and financial condition.

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

Our stock price has historically fluctuated widely and is likely to continue to be volatile. Because we are at an early stage of development and in the absence of product revenue as a measure of operating performance, we anticipate that the market price for our Common Stock may be influenced by, but not limited to, such factors as:

●	Announcements regarding the initiation or completion, and the results of preclinical studies and clinical trials of our product candidates;

●	Announcements regarding clinical trial results or development announcements concerning our competitors’ product candidates;

●	Regulatory or legal developments in the United States;

●	The recruitment or departure of key personnel;

●	The issuance of competitive patents or disallowance or loss of our patent rights;

●	Our ability to raise additional capital and the terms on which additional capital is raised;

●	The acquisition of new technologies, licenses or products; and

●	General economic, industry and market conditions.

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

To maintain continued listing on The Nasdaq Capital Market, we must satisfy minimum financial and other requirements. For example, Nasdaq Listing Rule 5550(a)(2) requires a minimum bid price of at least $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

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

Our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change of control of the Company or changes in our management that the stockholders of the Company may deem advantageous. These provisions:

●	Authorize the issuance of “blank check” preferred stock that our Board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

●	Prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	Provide that the Board is expressly authorized to adopt, alter or repeal our bylaws; and

●	Establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

We are increasingly dependent on sophisticated software applications and third-party hosted services to conduct our business operations. Our technology environment relies primarily on cloud-based systems operated by, third party providers as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.

Cybersecurity Risk Management Strategy

We maintain various information security processes to manage cybersecurity risks designed to support the security, reliability and resilience of our information systems. This program includes a number of safeguards, such as: continuous monitoring for internal and external threats, periodic evaluations of our cybersecurity program, including external reviews, benchmarking against industry standards and practices, periodic penetration testing and phishing simulations and cybersecurity awareness training for all employees. Our cybersecurity risk management processes are integrated into our overall information technology (“IT”) processes. As part of our IT process, we identify, assess and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity.

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by a managed information technology service provider working in coordination with our management. This provider has more than 20 years of experience in information technology and cybersecurity and holds industry-recognized certifications.  The provider is responsible for the day-to-day administration of the cybersecurity program, including monitoring, threat prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents. The Company does not have a full-time dedicated cybersecurity position in the Company.

We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by each service provider. We use a number of means to assess and manage cyber risks related to our third-party service providers, including conducting due diligence in connection with onboarding new vendors and using contractual provisions to address information security where applicable.

In the event of a cybersecurity incident, designated personnel are responsible for assessing the severity and potential impact of the incident, containing and remediating the threat, restoring data and system access as necessary, evaluating related reporting obligations associated with the incident, and performing post-incident analysis and reviews to identify opportunities for program enhancements.  We also maintain relationships with a number of third-party service providers, insurance providers, and external legal counsel to assist with cybersecurity incident response and remediation efforts.

Although we have experienced phishing attempts during the past three years, we have not experienced any cybersecurity threats or incidents that have materially affected our business strategy, results of operations or financial condition nor are we aware of any such risks that are reasonably likely to have such a material effect. Cybersecurity incidents and threats continue to evolve, and despite our safeguards, we may not be able to anticipate, detect or prevent threats in a timely manner. For additional information, see “Item 1A—Risk Factors- Our business and operations would suffer in the event of a cybersecurity incident.”

Governance

The Audit Committee of our Board is responsible for oversight of the Company's cybersecurity risk management and receives quarterly updates from our management regarding cybersecurity risks, significant cybersecurity incidents and cybersecurity initiatives and strategies. Our management also notifies our Board of significant cybersecurity incidents and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

ITEM 2.	PROPERTIES

We operate primarily as a remote business.   We maintain a mailing address at 411 Swedeland Road, King of Prussia, Pennsylvania, where we have contracted with Life Sciences of Pennsylvania for access to shared office and working space during normal business hours. This arrangement is on a month-to-month basis and is cancellable at any time.

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

Market Information

Our Common Stock is publicly traded on The Nasdaq Capital Market under the symbol “PHIO.”

Holders

At March 1, 2026, there were approximately 14 holders of record of our Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

We have never paid any cash dividends and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Sales of Securities

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K for the year ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

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

Overview

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a clinical stage biopharmaceutical company whose proprietary INTASYL™ self-delivering RNAi® small interfering RNA gene silencing technology is designed to make immune cells more effective in killing tumor cells. We are developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems. We are committed to discovering and developing innovative cancer treatments for patients by creating new pathways toward a cancer-free future.

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

PH-762

PH-762 is an INTASYL compound designed to reduce the expression of cell death protein 1 ("PD-1”). PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) was designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762.

PH-762 is an INTASYL compound designed to reduce the expression of PD-1. PD-1 is a protein that inhibits T cells’ ability to kill cancer cells and is a clinically validated target in immunotherapy. Decreasing the expression of PD-1 can thereby increase the capacity of T cells, which protect the body from cancer cells and infections, to kill cancer cells.

    Our preclinical studies demonstrated that direct-to-tumor application of PH-762 resulted in potent anti-tumoral effects and showed that direct-to-tumor treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Importantly, direct-to-tumor administration of PH-762 resulted in activity against distant untreated tumors, indicative of a systemic anti-tumor response. We believe these data further support the potential for PH-762 to provide a strong local immune response without the dose immune-related adverse effects seen with systemic antibody therapy.

PH-762 is currently being evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) is designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762 and is expected to enroll up to 30 patients. In November 2023, we announced the dosing of the first patient under a previously cleared Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration. The Phase 1b clinical trial is designed to evaluate the safety and tolerability of neoadjuvant use of intratumoral PH-762 in Stages 1, 2 and 4 cSCC, Stage 4 melanoma, and Stage 4 Merkel cell carcinoma. Per the trial’s protocol, patients received four injections of PH-762 at weekly intervals and pathologic response were assessed two weeks following the final injection of PH-762.  The study was fully enrolled in November 2025 with a total of 22 patients, 20 with cutaneous squamous cell carcinoma, one with melanoma and one with Merkel cell carcinoma.

While final study data is pending formal analysis, an FDA submission intended to propose and seek guidance for next steps in clinical study design for PH-762 is targeted for the second quarter of 2026. A total of 22 patients with cutaneous carcinomas completed treatment in the Phase 1b trial and underwent excision of the treated lesional site. Revised reported data supports an overall response rate of 65% for squamous cell carcinomas (cSCC). Among the 20 patients with cSCC, 13 patients were classified as pathologic responders, including 9 patients with complete response (100% clearance), 2 patients with major/near clear response (greater than 90% clearance), and 2 patients with partial response (greater than 50% clearance). A single patient with metastatic Merkel cell carcinoma had a partial response. Seven cSCC patients and one melanoma patient had responses of less than 50%, however, none of the patients experienced a progression of the disease.

In this trial to date, intratumoral injection of PH-762 has been well tolerated in all enrolled patients and there were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in any patients who received intratumoral PH-762.  PH-762 has been evaluated in patients within five dose-escalating cohorts, increasing drug concentration 20-fold from the first to the final cohort. Safety data through an extended follow-up period is expected to be reported in the second quarter of 2026.

In July 2025, we entered into a comprehensive drug substance development services agreement with a US manufacturer.  This manufacturer will provide analytical and process development and cGMP manufacture of our lead development compound PH-762. The cGMP material will support future clinical development of PH-762.

In December 2025, we entered into a development services agreement with a US laboratory to conduct a non-clinical toxicology study, which is required by the FDA prior to commencing a human clinical trial for registration purposes.

PH-894

PH-894 is an INTASYL compound that is designed to specifically silence BRD4, a protein that controls gene expression in both T cells and tumor cells, thereby affecting the immune system as well as the tumor. Intracellular and/or commonly considered "undruggable” targets, such as BRD4, represent a challenge for small molecule and antibody therapies. Therefore, what sets this compound apart is its dual mode of action: PH-894 suppression of BRD4 in T cells results in T cell activation, and suppression of BRD4 in tumor cells results in tumors becoming more sensitive to being killed by T cells.

Preclinical studies conducted have demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells and in various cancer cells. Similar to PH-762, preclinical studies have also shown that direct-to-tumor application of PH-894 resulted in potent and statistically significant anti-tumoral effects against distant untreated tumors, indicative of a systemic anti-tumor response. These preclinical data indicate that PH-894 can reprogram T cells and other cells in the tumor microenvironment to provide enhanced immunotherapeutic activity. We have completed the IND-enabling studies required for an IND submission with PH-894. As a result of the reprioritization to advance our clinical trial with PH-762 in the U.S., we have elected to defer the IND submission for PH-894.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expenses for employees engaged in research and development functions, consultants and third-party experts, costs to acquire technology licenses, expenses associated with preclinical studies and clinical trial development activities, regulatory activities and other operating costs. Our research and development programs are focused on the development of immuno-oncology therapeutics based on our INTASYL therapeutic platform. Since we commenced operations, research and development expenses have been a significant portion of our total operating expenses and are expected to constitute the majority of our spending for the foreseeable future.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expenses for employees and consultants in general and administrative functions, professional fees for legal, audit, tax, information technology, insurance as well as other general operating expenses.

Interest Income (Expense), net

Interest Income (Expense) consists of interest income and expense.

Results of Operations

The following table summarizes our results of operations for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
Description	2025	2024	Change
Operating expenses	$9,220	$7,387	$1,833
Operating loss	$(9,220)	$(7,387)	$(1,833)
Net loss	$(8,698)	$(7,150)	$(1,548)

Comparison of the Years Ended December 31, 2025 and 2024

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Years Ended December 31,		Dollar
Description	2025	2024	Change
Research and development	$4,618	$3,643	$975
General and administrative	4,602	3,744	858
Total operating expenses	$9,220	$7,387	$1,833

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 increased 27% as compared with the year ended December 31, 2024. The increase in research and development expenses was primarily driven by a $740 thousand increase in costs for our PH-762 clinical 1b clinical study and a $250 thousand increase in employee compensation costs including bonus and stock-based compensation expense. Overall, there was a $975 thousand increase due to advancement of our PH-762 clinical studies and planning for upcoming non-clinical toxicology studies.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 increased 23% as compared to the year ended December 31, 2024. The increase of $858 thousand in general and administrative expenses was primarily due to an increase of $400 thousand for outsourced professional accounting services, a $110 thousand increase in outsourced legal costs and an increase of $300 thousand for stock-based compensation expense.

Liquidity and Capital Resources

We have reported recurring losses from operations since inception and expect that we will continue to have negative cash flows from our operations for the foreseeable future. At December 31, 2025, we had cash and cash equivalents of $21.0 million as compared with $5.4 million at December 31, 2024. Based on current cash flow projections, we believe we have sufficient cash and cash equivalents, including net proceeds from our January 2025 Offerings, July 2025 Financing and November 2025 Financing (each as defined below), to meet our current planned obligations for at least 12 months from the date these financial statements are issued.

During the year ended December 31, 2025, we completed multiple financings and received total net proceeds of $20.6 million after deducting placement agent fees and offering expenses. For further information regarding the financings, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report.

We expect we will need to raise additional capital until we are profitable, which may never occur. Historically, our primary source of funding has been through the sale of our securities. If no additional capital is raised through either additional public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.

We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approvals for our program candidates, we expect to incur commercialization expenses related to program manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our program candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

• the scope, progress, results and costs of researching and developing our program candidates, and conducting preclinical studies and clinical trials;

• the costs, timing and outcome of regulatory review of our program candidates;

• the costs and timing of hiring new employees to support our continued growth;

• the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

• our ability to generate cash, and successfully obtain additional working capital, to fund our operating, investing and financing activities.

Until such time, if ever, that we can generate program revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, strategic alliances, licensing arrangements, outright sales of program candidates or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, reduce or terminate our program development or future commercialization efforts or grant rights to develop and market programs or program candidates that we would otherwise prefer to develop and market ourselves.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(7,979)	$(7,112)
Net cash (used in) provided by investing activities	(12)	8
Net cash provided by financing activities	23,640	3,996
Net increase (decrease) in cash and cash equivalents	$15,649	$(3,108)

Net Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 increased 12% as compared with the year ended December 31, 2024. This change of $867 thousand reflects a $1.5 million increase in net loss, partially offset by an increase in the non-cash items of $330 thousand for stock-based compensation as well as changes in operating assets and liabilities, including a $300 thousand increase in accounts payable and accrued expenses as a result of liabilities owed for the completion of clinical studies in the prior year.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was approximately $12 thousand as compared to the year ended December 31, 2024 where net cash provided by investing activities was $8 thousand. The increase in net cash used in investing activities was primarily due to laboratory and computer equipment purchases.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 increased by 492% as compared to the year ended December 31, 2024, primarily due to three separate financings by the Company, which occurred in January, July and November, during the year ended December 31, 2025. Our financing activities in 2024 were at a significantly lower transaction volume.

Contractual Obligations

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

License Commitments

We enter into licensing agreements with third parties that often require milestone and royalty payments based on the progress of the asset through development stages. Milestone payments may be required, for example, upon progress through clinical trials, upon approval of the product by a regulatory agency and/or upon a percentage of sales of the product pursuant to such agreements. The expenditures required under these arrangements may be material individually in relation to any product candidates covered by the intellectual property licensed under any such arrangement, and material in the aggregate in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period. During the years ended December 31, 2025 and 2024, we did not trigger any milestone payments.

In September 2011, we entered into an agreement with Advanced RNA Technologies, LLC (“Advirna”), pursuant to which Advirna assigned to us its existing patent and technology rights related to the INTASYL technology in exchange for an annual maintenance fee of $100,000, until the patent's expiration date, a one-time milestone payment upon the future issuance of the first patent with valid claims covering the assigned patent and technology rights and the issuance of shares of our Common Stock equal to 5% of our fully-diluted shares outstanding at the time of issuance. The one-time milestone payment and the issuance of shares of Common Stock were completed in 2014 and 2012, respectively. Additionally, we are required to pay low single-digit royalties to Advirna on any licensing revenue received by us with respect to future licensing of the assigned Advirna patent and technology rights. To date, any royalties owed to Advirna under the Advirna agreement have been minimal.

Lease Commitments

We did not renew the lease for our corporate headquarters and primary research facility in Marlborough, Massachusetts, which expired on March 31, 2024. Beginning in April 2024, we have continued operations as a remote business with a laboratory space in Worcester, Massachusetts. The lease expired on February 28, 2026. We currently have shared office space at Life Sciences of Pennsylvania, 411 Swedeland Rd, Suite 23-1080, in King of Prussia, Pennsylvania. This arrangement is $300 on a month-to-month basis and is cancelable at any time.

For further information regarding our future cash commitments see Notes 5 and 6 to our consolidated financial statements included elsewhere in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

   Phio Pharmaceuticals Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Phio Pharmaceuticals Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Certain Warrants Issued in 2025

As described further in Note 8 to the consolidated financial statements, the Company has issued to certain institutional and accredited investors new Series G, Series H and Series I unregistered warrants to purchase shares of the Company's common stock in connection with registered direct offerings of common stock and concurrent private placement offerings of warrants to purchase common stock (the “January 2025 Offerings”), as well as, issued new Series J, Series K and Series A unregistered warrants to purchase shares of the Company's common stock to certain holders of existing warrants pursuant to  Inducement Letter Agreements (the “July 2025 Financing” and “November 2025 Financing”). The Company accounted for the warrants as equity instruments as they were outside of the scope of ASC 480 and did not meet the definition of a derivative instrument within ASC 815 as they are indexed to the Company’s common stock. We identified the assessment of the accounting for the Series G, H, I, J, K, and A warrants (“Certain Warrants”) to purchase shares of the Company's common stock issued in connection with the January 2025 Offerings, July 2025 Financing and November 2025 Financing as a critical audit matter.

The principal consideration for our determination that the accounting for the Certain Warrants issued in 2025 is a critical audit matter is that it requires significant judgement due to the application of complex accounting guidance under ASC 480 and ASC 815 in evaluating the classification within shareholder’s equity. Auditing these conclusions required complex auditor judgement and the need for consultation with our national office related to the application of the applicable accounting standards.

Our audit procedures related to the accounting for the Certain Warrants issued in 2025 included the following, among others.

●

Read and analyzed the agreements related to the Certain Warrants issued to identify relevant terms and conditions that affect whether they are in the scope of ASC 480 or should be accounted for as derivative liabilities or equity instruments; and

●

We consulted with national office resources to evaluate the appropriateness of management’s conclusions that the Certain Warrants issued were appropriately classified as equity based on the application of the applicable accounting guidance related to certain terms and conditions within the warrant agreements for the Certain Warrants.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.

Philadelphia, Pennsylvania

March 5, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

   Phio Pharmaceuticals Corp.

   King of Prussia, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Phio Pharmaceuticals Corp. (the "Company”) as of December 31, 2024, the related consolidated statements of operations, and stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company's auditor from 2011 to 2025.

Boston, Massachusetts

March 31, 2025

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$21,031	$5,382
Prepaid expenses and other current assets	445	354
Total current assets	21,476	5,736
Property and equipment, net	11	2
Total assets	$21,487	$5,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$435	$253
Accrued expenses	905	762
Total liabilities	1,340	1,015
Commitments and contingencies
Stockholders' equity:
Series D Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 issued and outstanding at each of December 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 11,617,250 and 1,733,717 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	-
Additional paid-in capital	175,200	151,079
Accumulated deficit	(155,054)	(146,356)
Total stockholders' equity	20,147	4,723
Total liabilities and stockholders' equity	$21,487	$5,738

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

Operating expenses:
Research and development	$4,618	$3,643
General and administrative	4,602	3,744
Total operating expenses	9,220	7,387
Operating loss	(9,220)	(7,387)
Interest income, net	520	231
Other income, net	2	6
Net loss	$(8,698)	$(7,150)
Net loss per common share:
Basic and diluted	$(1.45)	$(9.08)
Weighted average number of common shares outstanding
Basic and diluted	5,984,017	787,466

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2023	416,368	$-	$146,936	$(139,206)	$7,730
Issuance of common stock upon the exercise of warrants	420,578	-	-	-	-
Issuance of common stock and warrants, net of offering costs	893,720	-	4,002	-	4,002
Issuance of common stock upon vesting of restricted stock units	3,995	-	-	-	-
Shares withheld for payroll taxes	(689)	-	(5)	-	(5)
Cash issued in lieu of fractional shares for 1:9 reverse stock split	(255)	-	(1)	-	(1)
Stock-based compensation expense	-	-	147	-	147
Net loss	-	-	-	(7,150)	(7,150)
Balance at December 31, 2024	1,733,717	-	151,079	(146,356)	4,723
Issuance of common stock upon the exercise of warrants	1,835,326	-	5,755	-	5,755
Issuance of common stock and warrants, net of offering costs of $2.9 million	7,990,187	1	17,915	-	17,916
Issuance of common stock upon vesting of restricted stock units	71,000	-	-	-	-
Shares withheld for payroll taxes	(12,980)	-	(30)	-	(30)
Stock-based compensation expense	-	-	481	-	481
Net loss	-	-	-	(8,698)	(8,698)
Balance at December 31, 2025	11,617,250	$1	$175,200	$(155,054)	$20,147

See accompanying notes to consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024
(Amounts in thousands)
Cash flows from operating activities:	$(8,698)	$(7,150)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	2
Amortization of right of use asset	-	33
Net gain/(loss) on disposal of property and equipment	-	(6)
Stock-based compensation	481	147
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(91)	481
Accounts payable	183	(404)
Accrued expenses	143	(180)
Lease liability	-	(35)
Net cash (used in) operating activities	(7,979)	(7,112)
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(12)	(1)
Asset sale proceeds	-	9
Net cash (used in) provided by investing activities	(12)	8
Cash flows from financing activities:
Net proceeds from the exercise of warrants	5,755	4,002
Net proceeds from the issuance of common stock and warrants	17,915	-
Cash-in-lieu of fractional shares from reverse stock split	-	(1)
Payments to repurchase shares withheld for payroll taxes from restricted stock issuance	(30)	(5)
Net cash provided by financing activities	23,640	3,996
Net increase (decrease) in cash, cash equivalents and restricted cash	15,649	(3,108)
Cash and cash equivalents at the beginning of period	5,382	8,490
Cash and cash equivalents at end of period	$21,031	5,382

	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$-	$13

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

Reclassification

    Certain amounts in prior periods have been reclassified to conform to the current-period presentation in segment information and accrued liabilities. These reclassifications had no impact on previously reported net income, total assets, total liabilities, or shareholders’ equity.

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

             Based on current cash flow projections, the Company believes it has sufficient cash and cash equivalents, including net proceeds from its November 2025 Financing (as defined below), to meet its current planned obligations for at least 12 months from the date these financial statements are issued. The Company has limited cash resources, has incurred recurring operating losses and negative cash flows from its operations since its inception and has not yet recognized any product revenues. These factors have previously raised doubt about the Company’s ability to continue as a going concern. With the net proceeds from the  November 2025 Financing, combined with the net proceeds from the January 2025 Offerings and July 2025 Financing, the Company was able to alleviate such doubt as of the date of the filing of this Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with financial institutions, and balances held in a money market fund with original maturities of three months or less.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances with reputable financial institutions that management believes are creditworthy, and which at times exceed federally insured limits. These cash accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. While FDIC insurance provides protection against the failure of a financial institution, it does not guarantee the value of any investments that may fluctuate based on market conditions.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives of the related assets. The Company provides for depreciation over the assets’ estimated useful lives as follows:

Computer equipment (in years)	3
Lab equipment (in years)	5
Furniture & fixtures (in years)	5
Leasehold improvements	Lesser of lease term or 5 years

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses of the Company approximate their fair values due to their short-term nature.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expenses for employees engaged in research and development functions, consultants and third-party experts, costs to acquire technology licenses, expenses associated with preclinical studies and clinical development activities, regulatory activities and other operating costs. Research and development expenses are charged to expense as incurred. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses and expensed when the service has been performed or when the goods have been received.

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

Stock- based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. Expense is adjusted for actual forfeitures of unvested awards as they occur.

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of outstanding common stock. Diluted net loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of common stock outstanding and the impact of all dilutive potential shares of common stock, except where such dilutive potential shares of common stock would be anti-dilutive. Dilutive potential shares of common stock primarily consist of warrants, unvested restricted stock units and stock options.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")  2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU also describes items that need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and the activity with which the reconciling item is associated. The ASU eliminates the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. This ASU became effective for annual periods beginning after December 15, 2024. The Company has adopted ASU 2023–09 for the year ended December 31, 2025 on a prospective basis in its consolidated financial statements, which resulted in the required additional disclosures included in Note 10 to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

The Company paid AgonOx all payment obligations that accrued prior to the termination of the Clinical Co-Development Agreement. Pursuant to the terms of the Clinical Co-Development Agreement, each of the Company and AgonOx were responsible for its own costs and expenses incurred in connection with the wind-down of the Phase 1 clinical trial. The Company made the final payment of $34,320, which primarily related to accrued obligations for patient fees and other miscellaneous costs as of the date of termination, to AgonOx on March 21, 2025. This settled all future obligations to AgonOx.

The Company did not recognize any research and development expense in connection with these efforts during the year ended December 31, 2025. The Company recognized approximately $106,000 of research and development expense in connection with these efforts during the year ended  December 31, 2024

3. Property and Equipment

The following table summarizes the Company’s major classes of property and equipment, in thousands:

	December 31,
	2025	2024
Computer equipment	$15	$35
Lab equipment	224	265
Furniture & fixtures	-	8
Total gross fixed assets	239	308
Less: accumulated depreciation and amortization	(228)	(306)
Property and equipment, net	$11	$2

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $ 3,000 and $2,000, respectively.

4. Accrued Expenses and Accounts Payable

Accrued expenses and Accounts payable consist of the following, in thousands:

	December 31,
	2025	2024
Accounts payable trade	$435	$253
Research and development accruals	477	558
Professional fee accrual	68	173
Payroll accruals	360	31
Total accrued expenses and accounts payable	$1,340	$1,015

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

From April 2014 to March 2024, the Company leased space that was utilized as its corporate headquarters and primary laboratory. The lease expired on March 31, 2024. On March 1, 2024, the Company commenced a lease for a laboratory space located at 17 Briden Street, Worcester, Massachusetts. The lease expired on February 28, 2026. We currently have shared office space at LifeSciences PA located at 411 Swedeland Road, King of Prussia, PA 19406 for access to full working space for normal hours of operations at a fee of $300 per month, which can be cancelled at any time.

The lease for the Company’s corporate headquarters in Worcester, Massachusetts represented all of its significant lease obligations.

Operating lease costs included in operating expense were $31,000 and $58,000 for the years ended December 31, 2025 and 2024, respectively.

              Cash paid for the amounts included in the measurement of the operating lease liability on the Company’s consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s consolidated statements of cash flows was $60,000 for the year ended  December 31, 2024. There was no cash paid for the amounts included in the measurement of the operating lease liability during the year ended December 31, 2025.

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

In September 2011, the Company entered into an agreement with Advanced RNA Technologies, LLC (“Advirna”), pursuant to which Advirna assigned to the Company its existing patent and technology rights related to the INTASYL technology in exchange for an annual maintenance fee of $100,000, until the patent's expiration date, a one-time milestone payment upon the future issuance of the first patent with valid claims covering the assigned patent and technology rights and the issuance of shares of Common Stock equal to 5% of the Company’s fully-diluted shares outstanding at the time of issuance. The one-time milestone payment and the issuance of shares of Common Stock were completed in 2014 and 2012, respectively. Additionally, the Company is required to pay low single-digit royalties to Advirna on any licensing revenue received by the Company with respect to future licensing of the assigned Advirna patent and technology rights. To date, any royalties owed to Advirna under the Advirna agreement have been minimal.

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

During the years ended December 31, 2025 and 2024, the Company did not trigger any milestone payments.

The Company’s contractual license obligations that will require future cash payments as of December 31, 2025, which result from payments expected in connection with annual license fees, are as follows, in thousands:

Year Ending December 31,
2026	$100
2027	100
2028	100
2029	100
Total	$400

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

Litigation

From time to time, the Company may become a party to various legal proceedings and complaints arising in the ordinary course of business. To the Company’s knowledge, it is not currently a party to any actual or threatened material legal proceedings. Accordingly, there were no contingent liabilities recorded as of the year ended December 31, 2025.

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

At December 31, 2024 and  December 31, 2025, there were no shares of preferred stock issued or outstanding.

8. Stockholders’ Equity

The Company raised $20.6 million and $4.0 million through a series of warrants inducements, registered direct offerings, and concurrent private placements during the years ended December 31, 2025 and 2024, respectively.

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

July 2024 Financing

On July 11, 2024, the Company entered into inducement letter agreements (the “ July 2024 Inducement Letter Agreements”) with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 545,286 shares of Common Stock. The existing warrants were originally issued in February 2020 through December 2023, having exercise prices between $324.00 and $9.72 per share. Pursuant to the July 2024 Inducement Letter Agreements, these warrants were exercised for cash at a reduced exercise of $5.45 per share in consideration of the Company’s agreement to issue new unregistered five and one-half year term Series C warrants to purchase up to 583,098 shares of Common Stock at an exercise price of $5.45 and new unregistered eighteen month term Series D warrants to purchase up to 507,474 shares of Common Stock at an exercise price of $5.45, both issued and sold at a price of $0.125 per warrant share (the “ July 2024 Financing”). In addition, the Company issued warrants to the placement agent, H.C. Wainwright & Co, LLC (“HCW”), to purchase a total of 40,896 shares of Common Stock at an exercise price of $6.8125 per share. The net proceeds to the Company from the July 2024 Financing were approximately $2.6 million, after deducting placement agent fees and offering expenses. The Company incurred non-cash equity issuance cost of approximately $2.4 million for the incremental fair value of the outstanding equity classified warrants and approximately $0.2 million for placement agent warrants.

Pursuant to the terms of the July 2024 Inducement Letter Agreements, in the event that the exercise of the existing warrants in the July 2024 Financing would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares of Common Stock that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of Common Stock in abeyance. Accordingly, an aggregate of 328,758 shares of Common Stock were held in abeyance (the “ July 2024 Abeyance Shares”) with such July 2024 Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The July 2024 Abeyance Shares were held until notice was received by the holder that the balance of the shares of Common Stock could be issued in compliance with such beneficial ownership limitations and were exercised pursuant to a notice of exercise from the holder. Until such time, the July 2024 Abeyance Shares were evidenced through the holder’s existing warrants and have been included in the Company’s table of outstanding warrants below. During the year ended December 31, 2024, all of the July 2024 Abeyance Shares were released.

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

December 23, 2024 Concurrent Registered Direct Offering and Private Placement

On December 23, 2024, the Company entered into a securities purchase agreement (the “ December 23, 2024 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ December 23, 2024 Registered Direct Offering”) and concurrent private placement (the “ December 23, 2024 Private Placement” and, together with the December 23, 2024 Registered Direct Offering, the “ December 23, 2024 Offerings” and together with the December 19, 2024 Offerings, the “ December 2024 Offerings”). The December 23, 2024 Offerings closed on December 24, 2024. The net proceeds to the Company from the December 23, 2024 Offerings were approximately $480,000, after deducting placement agent fees and offering expenses.

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

In connection with the December 2024 Offerings, the Company agreed to issue to the placement agent, HCW, or its designees, warrants to purchase up to an aggregate of 50,789 shares of Common Stock (the “ December 2024 Placement Agent Warrants”), which represent 7.5% of the aggregate number of shares of Common Stock sold in the December 19, 2024 Registered Direct Offering and the December 23, 2024 Registered Direct Offering. The December 2024 Placement Agent Warrants have substantially the same terms as the Series E Warrants and the Series F Warrants, except that (i) 32,789 of the December 2024 Placement Agent Warrants have an exercise price equal to $3.2938, or 125% of the offering price per share of Common Stock sold in the December 19, 2024 Registered Direct Offering, and are exercisable until December 19, 2029, and (ii) 18,000 of the December 2024 Placement Agent Warrants have an exercise price equal to $2.50, or 125% of the offering price per share of Common Stock sold in the December 23, 2024 Registered Direct Offering, and are exercisable until December 23, 2029.

January 13, 2025 Concurrent Registered Direct Offering and Private Placement

On January 13, 2025, the Company entered into a securities purchase agreement (the “ January 13, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ January 13, 2025 Registered Direct Offering”) and concurrent private placement (the “ January 13, 2025 Private Placement” and, together with the January 13, 2025 Registered Direct Offering, the “ January 13, 2025 Offerings”). The January 13, 2025 Offerings closed on January 14, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 79,775 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 13, 2025 Offerings were approximately $2.8 million, after deducting fees and offering expenses.

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

January 14, 2025 Concurrent Registered Direct Offering and Private Placement

On January 14, 2025, the Company entered into a securities purchase agreement (the “ January 14, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ January 14, 2025 Registered Direct Offering”) and concurrent private placement (the “ January 14, 2025 Private Placement” and together with the January 14, 2025 Registered Direct Offering, the “ January 14, 2025 Offerings”). The January 14, 2025 Offerings closed on January 15, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 62,500 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 14, 2025 Offerings were approximately $2.1 million, after deducting fees and offering expenses.

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

January 16, 2025 Concurrent Registered Direct Offering and Private Placement

On January 16, 2025, the Company entered into a securities purchase agreement (the “ January 16, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ January 16, 2025 Registered Direct Offering”) and concurrent private placement (the “ January 16, 2025 Private Placement” and, together with the January 16, 2025 Registered Direct Offering, the “ January 16, 2025 Offerings” and the January 16, 2025 Offerings, together with the January 13, 2025 Offerings and the January 14, 2025 Offerings, the “ January 2025 Offerings”). The January 16, 2025 Offerings closed on January 17, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 45,750 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 16, 2025 Offerings were approximately $1.5 million, after deducting fees and offering expenses.

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

July 2025 Financing

On July 25, 2025, the Company entered into inducement letter agreements (the “ July 2025 Inducement Letter Agreements”) with certain holders of certain of the Company’s existing warrants to purchase an aggregate of 928,596 shares of Common Stock. The existing warrants were originally issued in December 2024 and January 2025, having exercise prices between $2.00 and $3.00 per share.  Warrants to purchase 100,000 shares of Common Stock at the existing exercise price of $2.00 per share were exercised at their existing exercise price of $2.00 per share, and warrants to purchase 828,596 shares of Common Stock were exercised at a reduced exercise price of $2.485 per share.

Pursuant to the July 2025 Inducement Letter Agreements, in consideration for the immediate exercise of such warrants for cash and the payment of an additional $0.125 per New July 2025 Warrant (as defined below), or an aggregate of $232,149 for all New July 2025 Warrants, the Company agreed to issue new unregistered five-year term Series J warrants (the “Series J Warrants”) to purchase an aggregate of up to 318,596 shares of Common Stock at an exercise price of $2.485 and new unregistered 24-month term Series K warrants (the “Series K Warrants” and, together with the Series J Warrants, the “New July 2025 Warrants”) to purchase an aggregate of up to 1,538,596 shares of Common Stock at an exercise price of $2.485 (the “ July 2025 Financing”). In addition, the Company issued warrants to the placement agent, HCW, to purchase up to 69,645 shares of Common Stock. 7,500 of the placement agent warrants issued have an exercise price of $2.8125 per share of Common Stock and a term of five years, 16,395 of the placement agent warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of five years, and 45,750 of the placement agent warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of twenty-four months. The net proceeds to the Company from the July 2025 Financing were approximately $2.1 million, after deducting placement agent fees and offering expenses.

November 2025 Financing

On November 3, 2025, the Company entered into inducement letter agreements (the “ November 2025 Inducement Letter Agreements”) with certain holders of the Company’s existing warrants to purchase an aggregate of 5,663,182 shares of Common Stock. The existing warrants were originally issued in July 2024, December 2024, January 2025 and July 2025, having exercise prices between $2.00 and $5.45 per share.  Warrants to purchase 60,000 shares of Common Stock were exercised at their existing exercise price of $2.00 per share, warrants to purchase 948,596 shares of Common Stock were exercised at their existing exercise price of $2.485 per share and warrants to purchase 4,654,586 shares of Common Stock were exercised at a reduced exercise price of $2.05 per share.

Pursuant to the November 2025 Inducement Letter Agreements, in consideration for the exercise of such warrants for cash and the payment of an additional $0.125 per Series A Warrant (as defined below), or an aggregate of $1.4 million for all Series A 2025 Warrants, the Company agreed to issue new unregistered twenty-four month term Series A Warrants (the “Series A Warrants”) to purchase an aggregate of up to 11,326,364 shares of Common Stock at an exercise price of $2.05 (the “ November 2025 Financing”). In addition, the Company issued warrants to the placement agent, HCW, to purchase up to 424,739 shares of Common Stock. 4,500 of the placement agent warrants issued have an exercise price of $2.8125 per share of Common Stock and a term of twenty-four months, 349,094 of the placement agent warrants issued have an exercise price of $2.875 per share of Common Stock and a term of twenty-four months, and 71,145 of the placement agent warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of twenty-four months. The net proceeds to the Company from the November 2025 Financing were approximately $12.1 million, after deducting placement agent fees and offering expenses.

Warrants

The Company first assessed the warrants in the July 2024 Financing, December 2024 Offerings, January 2025 Offerings, July 2025 Financing and November 2025 Financing (collectively, the “2024 and 2025 Offerings”)  under the FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to determine whether they were within the scope of ASC 480. As there were no transactions outside of the Company’s control that could require cash settlement, the Company’s warrants issued in the 2024 and 2025 Offerings were determined to be outside the scope of ASC 480.

The Company then applied and followed the applicable accounting guidance in ASC 815. Financial instruments are accounted for as either derivative liabilities or equity instruments depending on the specific terms of the agreement. The warrants issued in the 2024 and 2025 Offerings did not meet the definition of a derivative instrument as they are indexed to Common Stock and classified within stockholders’ equity. Based on this determination, the warrants issued in the 2024 and 2025 Offerings were classified within stockholders’ equity.

The Company accounted for the 2025 and 2024 placement agent warrants, issued to HCW in conjunction with the financings, as issuance costs related to the applicable offering of the Company’s shares of Common Stock and warrants to purchase shares of Common Stock. These placement agent warrants meet the criteria for equity classification.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at December 31, 2025:

		Weighted-
		Average
	Number	Exercise Price
	of Warrants	Per Share
Outstanding at December 31, 2023	703,530	$33.09
Issued	1,859,449	4.28
Exercised	(637,112)	6.39
Expired	-	-
Outstanding at December 31, 2024	1,925,867	12.66
Issued	18,934,479	2.40
Exercised	(7,318,508)	3.10
Expired	(13,870)	527.10
Outstanding at December 31, 2025	13,527,968	$2.94

9. Stock-based Compensation

Stock Plans

The Company’s approved equity plans include the Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan (the “2020 Plan”) and the Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan (the “2012 Plan”). These plans are administered by our Board and provide for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (RSUs), performance stock awards, and performance cash awards. Upon adoption of the 2020 Plan, (i) shares that remained available for grant under the 2012 Plan and (ii) shares that were subject to outstanding awards under the 2012 Plan that were later forfeited, terminated, expired or otherwise lapsed without being exercised were included in the authorized shares available for grant under the 2020 Plan. Further, upon adoption of the 2020 Plan, the Company no longer grants new equity awards under the 2012 Plan.

On September 11, 2025, the Company’s stockholders, upon the recommendation of the Board, approved an amendment and restatement of the 2020 Plan to increase the number of shares of Common Stock that may be issued thereunder by 950,000 shares, to a total of 1,023,017 shares.

As of December 31, 2025, there were 1,121 shares subject to outstanding stock options and 477,700 shares subject to unvested RSUs and 473,196 shares remained available for grant under the 2020 Plan.

Restricted Stock Units

RSUs can be issued either under the 2020 Plan or as inducement grants issued outside of the 2020 Plan to new employees. RSUs granted by the Company to employees generally vest 1 year after the grant date. Upon vesting, each outstanding RSU will be settled for one share of Common Stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The Company does not expect to repurchase shares to satisfy RSU vests. The fair value of the RSUs awarded is based upon the Company’s closing stock price at the grant date and is expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the years ended December 31, 2024 and 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested units at December 31, 2023	5,525	$74.83
Granted	71,000	2.77
Vested	(3,995)	71.10
Forfeited	(1,530)	84.55
Unvested units at December 31, 2024	71,000	$2.77
Granted	512,800	$2.32
Vested	(71,000)	2.77
Forfeited	(35,100)	2.32
Unvested units at December 31, 2025	477,700	$2.32

The weighted-average fair value of RSUs granted during the years ended December 31, 2025 and 2024 was $2.32 and $2.77, respectively.

Stock-based compensation expense related to RSUs was $481,000 and $141,000 for the years ended December 31, 2025 and 2024, respectively.

The aggregate fair value of awards that vested during the years ended December 31, 2025 and 2024 was $163,680 and $21,000, respectively, which represents the market value of Common Stock on the date that the RSUs vested.

As of December 31, 2025, the compensation expense for all unvested RSUs in the amount of approximately $769,000 will be recognized in the Company’s results of operations over a weighted average period of 0.79 years.

Stock Options

The Company did not issue any stock option awards during the years ended December 31, 2025 or 2024.  All remaining outstanding stock options continue to be accounted for in accordance with ASC 718.  These options are service-based awards granted by the Company to employees that generally vest annually over four years from the grant date and expire ten years from the date of grant. Upon the exercise of a stock option, the Company issues new shares of common stock.  Because no stock options were granted during the periods presented, no Black-Scholes fair value calculations were required.

The following table summarizes the Company’s stock option activity for the years ended  December 31, 2024 and 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2023	1,146	$10,120.69	9.74
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(20)	512,001.27
Balance at December 31, 2024	1,126	$1,206.29	8.71
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(5)	133,863.84
Balance at December 31, 2025	1,121	$614.60	7.74
Exercisable at December 31, 2025	1,121	$614.60	7.74

Stock-based compensation expense related to stock options for the year ended December 31, 2024 was $6,000.

There was no compensation expense related to stock options for the year ended December 31, 2025.

There is no income tax benefit as the Company is currently operating at a loss and an actual income tax benefit may not be realized.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the years ended December 31, 2025 and 2024, in thousands:

	December 31,
	2025	2024
Research and development	$119	$30
General and administrative	362	117
Total stock-based compensation expense	$481	$147

10. Income Taxes

As further described in Note 1, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09, in thousands, except percentages:

	Year Ended December 31,
	2025	%
Provision for income taxes at U.S. federal statutory rate	$(1,827)	21.00
Tax Credits	(179)	2.06
Changes in valuation allowances	1,993	(22.91)
Non-taxable or non-deductible items	10	(0.11)
Other reconciling items	3	(0.03)
Effective tax rate	-	-

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

Year Ended December 31,
2024
Federal statutory rate	21.0%
State income taxes, net of federal benefit	10.6
Non-deductible expenses	(0.8)
Income tax credits	0.1
Valuation allowance	(30.9)
Effective tax rate	0.00%

The provision for income taxes for the years ended December 31, 2025 and 2024 are as follows, in thousands:

	Year Ended December 31,
	2025	2024
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	2,255	1,589
State	358	623
Total deferred	2,613	2,212
Valuation allowance	$(2,613)	$(2,212)
Total provision for income taxes	$-	$-

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

The significant components of the Company’s deferred tax assets and liabilities are as follows, in thousands:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$1,986	$26
Tax credit carryforwards	212	5
Stock-based compensation	84	21
Capitalized research and development expenses	248	295
License fees	2	3
Lease liability	-	-
Other timing differences	98	-
Deferred tax assets	2,630	350
Deferred tax liabilities:
Right of use asset	-	-
Other timing differences	(17)	(13)
Deferred tax liability	(17)	(13)
Valuation allowance	(2,613)	(337)
Net deferred tax asset	$-	$-

During the year ended December 31, 2025, the Company paid no federal income taxes, net of refunds. Additionally, the amount paid in state income taxes, net of refunds received, was immaterial for the year ended December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, reinstating full expensing of domestic research and experimental (R&E) expenditures under new Internal Revenue Code Section 174A, effective for tax years beginning after December 31, 2024. The legislation also provides taxpayers with the option to accelerate deductions for unamortized domestic R&E costs incurred during the 2022–2024 period. The Company intends to continue Tax Cuts and Jobs Act amortization for unamortized domestic R&E costs incurred during 2022–2024 period. As of December 31, 2025, $77,000 remained unamortized related to domestic R&D costs. Final elections will be made with the 2025 tax return filing.

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

For 2024, the Company updated its previously completed assessment of the available NOL and tax credit carryforwards to determine the annual Section 382 NOL utilization limitation as a result of a change in ownership that occurred on December 20, 2024. As a result of this ownership change, federal and state NOLs were reduced by $6,265,000 and $4,893,000 respectively, federal and state research and development tax credits carryforwards were reduced by $401,000 and $174,000 respectively.

The federal capitalized research and development expense deferred tax asset has been reduced by $0 and $4,122,000 as a result of the Section 382 limitations as of December 31, 2025 and 2024, respectively.

Under Section 382 of the Internal Revenue Code the utilization of the Company's NOLs and certain other tax attributes may be limited if the Company experiences an ownership change, as defined in Section 382. An ownership change generally occurs when there is a cumulative change in ownership of more than 50 percentage points among certain stockholders over a three-year testing period.

The Company did not complete a formal Section 382 study during the year ended December 31, 2025 to determine whether an ownership change has occurred. Accordingly, no assurance can be given that the Company has not experienced, or will not experience in the future, an ownership change that could limit the ability to utilize its NOLs and other tax attributes. If such limitations were to apply, the Company's future cash flows and income tax expense could be adversely affected.

At December 31, 2025, the Company had federal and state NOL carryforwards of approximately $8,153,000 and $4,331,000, respectively, to reduce future taxable income. The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws. Under current federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but are limited to offset up to 80% of future taxable income. As of December 31, 2025, all of the Company's federal NOL carryforwards will carry forward indefinitely. The Company's available state NOL carryforwards will begin to expire in 2045, unless previously utilized.

At December 31, 2025, the Company also had federal and state research and development credits of approximately $185,000 and $34,000, respectively. The federal tax credit carryforwards will begin to expire in 2045.

The Company has not recorded any uncertain tax positions as of December 31, 2025 or 2024. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expenses.

The Company files income tax returns in the United States and in multiple state jurisdictions. The Company is subject to tax examinations for federal and state purposes for tax years 2022 through 2025.Ownership changes may limit the amount of NOL carryforwards or tax credit carryforwards that can be utilized to offset future taxable income or tax liability. Pursuant to Sections 382 and 383 of the Code, NOL and tax credit carryforwards may be subject to annual limitations in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Any limitation may result in expiration of a portion of the NOL carryforwards or tax credit carryforwards before utilization.

11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding. Diluted net loss per share is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding and the impact of the dilutive effect of potential Common Stock equivalents, except when the inclusion of such potential Common Stock equivalents would be anti-dilutive. Dilutive potential Common Stock equivalents primarily consist of stock options, RSUs and warrants. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented because the impact of these items is generally anti-dilutive during periods of net loss.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	December 31,
	2025	2024
Stock options	1,121	1,126
Unvested RSUs	477,700	71,000
Warrants	13,527,968	1,925,867
Total	14,006,789	1,997,993

12. Segment Information

The Company is a clinical stage biopharmaceutical company that has yet to generate operating revenues. Management has determined that the Company operates with a single operating segment and a single reportable segment – the Clinical segment. The Chief Operating Decision Maker (CODM) is the Chief Executive Officer (CEO). The CEO assesses performance and allocates resources to achieve the Company’s goals based on operating loss and net loss as reported in the Consolidated Statements of Operations. The measure of segment assets is Total Assets as presented on the Consolidated Balance Sheets. All of the Company’s operations occur within the United States.

The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	December 31,
	2025	2024
Research and development
PH-762	$2,789	$2,070
PH-894	231	149
Employee expense, lab supplies and overhead	1,598	1,424
Total research and development	4,618	3,643
General and administrative	4,602	3,743
Total operating expenses	$9,220	$7,386
Other income, net	(522)	(236)
Net loss	$8,698	$7,150

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management, with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K provides only management’s report. As a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Set forth below are the present directors and executive officers of the Company as of March 5, 2026. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or officer, and there are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Nominee / Director Name	Age	Position(s) with the Company	Year First Became a Director (if applicable)
Robert J. Bitterman	75	President, Chief Executive Officer and Chair of the Board of Directors	2012
Patricia A. Bradford	75	Director	2022
Lisa C. Carson	60	Chief Financial Officer	-
David H. Deming	73	Director	2025
Jonathan E. Freeman, Ph.D.	58	Director	2017
Curtis A. Lockshin, Ph.D.	65	Director	2013

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

Lisa C. Carson has served as our Vice President Finance and Administration since May 2025, and as our Chief Financial Officer since February 2026.  Prior to joining the Company, Ms. Carson served as Vice President and Controller at Prelude Therapeutics, a publicly traded clinical-stage precision oncology company developing innovative cancer therapies from February 2020 until November 2024.  In this role, she played a key leadership role in guiding the company through its initial public offering, establishing public-company infrastructure, and implementing financial controls and SOX-related processes.  Ms. Carson also held key leadership roles at TELA Bio Inc. and PhaseBio Pharmaceuticals, assuming positions of increasing responsibility with oversight of financial operations and strategic growth initiatives.  At Tela Bio, she was instrumental in supporting the company's transition into commercial operations of its first product, building the financial infrastructure required for commercialization, and leading the implementation of the company's financial systems to support scalable growth. Ms. Carson received a B.S. in Accounting from West Chester University.

Patricia A. Bradford  has served as a member of the Board since 2022. Ms. Bradford served as Senior Vice President Global Human Resources at Unisys Corporation, a global information technology solutions company, where her total service at Unisys spanned from 1982 until her retirement in 2014. In her role at Unisys, Ms. Bradford strategically led all global human resource programs and initiatives, including talent management, at multiple levels of the organization overseeing an HR team of 200+ in 42 countries. Ms. Bradford’s roles at Unisys progressively included all areas of human resources, including an overseas assignment at the Unisys European headquarters where she provided human resources leadership to the region. She as well participated as a member of the Unisys US Pension Investment Committee, which reviewed the investment portfolio and appropriate investment strategies quarterly. Prior to Unisys, Ms. Bradford was employed by Deloitte, an audit, consulting, tax, and advisory services firm, from 1977 to 1982. There, she was responsible for preparing cash flow reports, balance sheets and income statements as well as specializing in Expatriate tax returns. Since 2014, Ms. Bradford has maintained a consulting practice focused on individual coaching for senior executives and high potential employees recommended by management. Ms. Bradford received a B.S. degree with an emphasis in accounting and statistics from Walsh College and is a Certified Public Accountant.

Jonathan E. Freeman, Ph.D. has served as a member of the Board since 2017. Dr. Freeman currently serves as the Chief Business Officer of ARTBIO, a clinical-stage private biopharmaceutical company developing radio-ligand therapies for oncology, a role he has held since January 2026. Previously, Dr. Freeman was founder and COO of Anthos Therapeutics, Inc. from 2018 until its acquisition by Novartis in 2025. From 2017 to June 2018, Dr. Freeman held the position of Chief Business Officer of Vedanta Biosciences, a clinical-stage company developing therapies for immune-mediated diseases. Prior to his role with Vedanta Biosciences, Dr. Freeman was the Senior Vice President of Strategy and Portfolio Management and Head of Business Development and Licensing at Merck KGaA, a leading science and technology company, from 2008 to 2016. Dr. Freeman received a Ph.D. in Molecular Pharmacology and Drug Metabolism from the Imperial Cancer Research Fund (now CRUK), an M.A. and First Class Honours in Biochemistry from Cambridge University and a MBA with a finance major from Webster University, St. Louis.

Curtis A. Lockshin, Ph.D. has served as a member of the Board since 2013. Dr. Lockshin is currently an independent consultant. Previously, Dr. Lockshin served as the Chief Scientific Officer of Xenetic Biosciences, Inc., a biopharmaceutical company focused on the development of novel oncology therapeutics, from January 2017 to May 2024. Prior to this appointment, Dr. Lockshin served as Xenetic Biosciences, Inc.’s Vice President of Research and Operations from March 2014 to January 2017. From July 2016 to December 2016, Dr. Lockshin served as Chief Technical Officer of VBI Vaccines, Inc., a company developing vaccines in infectious disease and immuno-oncology. In July 2016, VBI Vaccines, Inc. had merged with SciVac Therapeutics, Inc. and its subsidiary SciVac, Ltd., a commercial-stage biologics and vaccine company, where Dr. Lockshin had served as Chief Executive Officer and director since September 2014. Since 2004, Dr. Lockshin has served as a Director of the Ruth K. Broad Biomedical Research Foundation, a Duke University Support Corporation. Since May 2013, Dr. Lockshin has also served as President and Chief Executive Officer of Guardum Pharmaceuticals, LLC, a private pharmaceutical company. Dr. Lockshin holds a S.B. degree in Life Sciences and a Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology.

David H. Deming has served as a member of the Board since February 2025 and currently serves as our Lead Independent Director. Mr. Deming currently serves as the President and CEO of Barramundi Capital LLC (formerly Parker Street Securities), a broker-dealer for private placements of private securities, a position he has held since April 2023. Mr. Deming has also been a Senior Advisor at ID Fund Advisors LLC, a registered investment adviser, since June 2018. From April 2013 to February 2018, Mr. Deming served as Managing Partner of TAG Healthcare Advisors, where he advised healthcare companies on business and financial strategies. Mr. Deming currently serves on the board of directors of Better For You Wellness, Inc. (OTC: BFYW), where he is a member of the audit committee. Mr. Deming began his career at J.P. Morgan in 1976 and was a Managing Director in charge of the Global Healthcare Investment Banking Group from 1991 to 2003. Mr. Deming received a B.A. in Economics from Hobart College.

As of the date of this Annual Report on Form 10-K, we have two executive officers, Robert Bitterman, who serves as our President and Chief Executive Officer, and Lisa Carson, who serves as our Chief Financial Officer. The size of the Board of Directors (the “Board”) is currently set at five directors.

Audit Committee

We have a standing audit committee established in accordance with Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 5605(c) of the Nasdaq Stock Market. The Audit Committee of the Board (the “Audit Committee”) is comprised of Mr. Deming (Chairman), Ms. Bradford and Dr. Freeman. The Board has determined that all members of the Audit Committee satisfy the current independence and experience requirements of Rule 10A-3 of the Exchange Act and the current Nasdaq independence standards, and Mr. Deming is an “audit committee financial expert,” as the Securities and Exchange Commission (the “SEC”) has defined that term in Item 407 of Regulation S-K.

Corporate Code of Ethics and Conduct

We have adopted a Corporate Code of Ethics and Conduct that applies to all employees, officers and directors. Our Corporate Code of Ethics and Conduct, as well as other corporate governance materials, is located on our website at www.phiopharma.com. Waivers of our Corporate Code of Ethics and Conduct may only be granted by the Board. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of such amendment or waiver.

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

The following describes the compensation earned by each of the executive officers identified below in the Summary Compensation Table, who are referred to collectively as our “named executive officers” or NEOs. Our NEOs with respect to the fiscal year that ended on December 31, 2025 are Robert J. Bitterman, Lisa C. Carson and Robert M. Infarinato.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus	Stock awards ($) (1)	Non-equity incentive plan compensation ($)	All other compensation ($) (2)	Total ($)
Robert J. Bitterman (3)	2025	419,054	-	580,000	158,400	1,978	1,159,432
President and Chief Executive Officer	2024	342,615	-	43,245	-	1,159	387,019

Lisa C. Carson (4)	2025	188,081	25,000	109,040	50,198	697	373,015
Chief Financial Officer

Robert M. Infarinato (5)	2025	126,113	40,000	-	-	60,575	226,688
Vice President and Chief Financial Officer	2024	75,462	-	29,330	-	414	105,206

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

(2)	Represents amounts for the dollar value of life insurance premiums paid. For 2025, "All other compensation" for Mr. Infarinato includes a severance payment of $60,000.

(3)

Mr. Bitterman has served as a member of the Company’s Board of Directors since 2012 and served as the Company’s Interim Executive Chairman from September 2022 to February 2023 and was appointed as our President and Chief Executive Officer in February 2023. Upon his appointment to Interim Executive Chairman, Mr. Bitterman ceased receiving compensation in connection with his position as a director of the Company, including as Chairman of the Board. Effective as of October 16, 2023, Mr. Bitterman voluntarily reduced his base salary by $100,000 which was restored to $440,000 in April 2025.

(4)	Ms. Carson has served as our Vice President, Finance and Administration since May 12, 2025 and was appointed Chief Financial Officer in February 2026.
(5)

Mr. Infarinato was appointed Vice President and Chief Financial Officer effective August 1, 2024 and separated from the Company on July 31, 2025. The amount shown in the Bonus column for 2025 represents a one-time lump-sum cash payment made to Mr. Infarinato pursuant to his Separation Agreement and General Release of Claims entered into with the Company, effective July 31, 2025 (the “Severance Agreement”). See “Employment and Change of Control Agreements – Robert M. Infarinato” below for more information.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding equity awards as of December 31, 2025 for our NEOs:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Robert J. Bitterman (2)	2/10/2016	1	-	169,884.00	2/10/2026	-	-
	2/1/2017	1	-	37,362.60	2/1/2027	-	-
	9/11/2025	-	-	-	-	250,000	262,500

Lisa C. Carson	9/11/2025	-	-	-	-	47,000	49,350

(1)	Value is based on the closing price of $1.05 of Common Stock on December 31, 2025.
(2)

The equity awards granted to Mr. Bitterman on February 10, 2016 and February 1, 2017 vested in full in one installment on the first anniversary of each grant date. The equity award granted to Mr. Bitterman on September 11, 2025 will vest in full on the first anniversary of the grant date.

(3)	The equity award granted to Ms. Carson on September 11, 2025 will vest in full on the first anniversary of the grant date.

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

Incentive Compensation

Annual Incentive Program

(Non-Equity Incentive Plan Compensation)

Annual bonuses are based on the achievement of corporate goals typically comprised of a mix of clinical development, financial, business development, and investor relations related performance objectives. The corporate goals are approved by the Board on an annual basis at the start of each year. Annual bonuses for all employees, including executive officers, take into account the achievement of specified business objectives. The Compensation Committee reviews our achievements against these corporate goals and their assessment of the goals and recommendations regarding funding is presented to our full Board for approval. The Compensation Committee retains full discretion to evaluate overall performance under the annual incentive program and may adjust bonus payouts based on factors it deems appropriate. Our NEOs did not receive an annual incentive bonus payment for 2024 due to the Company's cash position, not because corporate goals were unmet. The 2025 bonuses were paid in February 2026 and are included in the 2025 “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table above for Mr. Bitterman and Ms. Carson. The 2025 bonus payment was based on achievement of formal corporate objectives.

Equity Incentive

We maintain the Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan (the “2020 Plan”) pursuant to which we currently grant RSU awards to eligible participants. In September 2025, Mr. Bitterman and Ms. Carson were each granted an award of RSUs subject to time-based vesting conditions. Mr. Bitterman received 250,000 RSUs, and Ms. Carson received 47,000 RSUs. The RSUs are scheduled to vest in full on the first anniversary of their grant date.

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

Employment and Change of Control Agreements

The following provides description of the employment agreements that are currently in effect for our NEOs:

Robert J. Bitterman

Mr. Bitterman was appointed President and Chief Executive Officer and entered into an employment agreement, dated February 20, 2023, pursuant to which he was entitled to an initial annual base salary of $440,000 and is eligible to receive an annual bonus of up to 40% of his annual base salary, based on the achievement of certain performance goals established annually by the Board.  Effective as of October 16, 2023, Mr. Bitterman voluntarily reduced his base salary by $100,000, and his base salary was restored to $440,000 in April 2025.

On February 17, 2026, the Company and Mr. Bitterman entered into an amendment to his employment agreement that increased his target annual bonus opportunity from 40% to 50% of his annual base salary and increased his severance in the event of a termination by the Company without “cause” or by Mr. Bitterman for “good reason” (each as defined in the employment agreement) to twelve months of base salary. All other terms of his employment agreement, as amended, remain unchanged.

Under his employment agreement, if Mr. Bitterman’s employment is terminated by the Company due to death or disability, the Company shall pay to Mr. Bitterman or to his estate, as applicable, any earned, but unpaid, base salary and any amounts owed to Mr. Bitterman for reimbursement of expenses properly incurred which are reimbursable, in each case as earned or incurred, as applicable through the date of termination (the “Accrued Benefits”), as well as pay any accrued but unpaid bonus then due to Mr. Bitterman and all equity awards that have been granted will immediately vest on a pro-rata basis. If Mr. Bitterman’s employment is terminated by the Board for cause or by Mr. Bitterman without good reason, the Company shall pay to Mr. Bitterman the Accrued Benefits through the date of termination. If Mr. Bitterman’s employment is terminated by Mr. Bitterman for good reason or by the Company other than as a result of death or disability and other than for cause, then the Company shall pay to Mr. Bitterman the Accrued Benefits through the date of termination, continue to pay Mr. Bitterman his base salary for twelve months from the date of separation, pay any accrued but unpaid bonus and if, and only if, such termination occurs within one year of a change in control all equity awards that have been granted but are not exercisable at the time of such termination shall immediately become exercisable in full.

Mr. Bitterman is eligible to participate in the Company’s 2020 Plan and other benefits available to the Company’s executive officers.

Lisa C. Carson

Ms. Carson was appointed Chief Financial Officer on February 1, 2026. Ms. Carson was previously appointed Vice President Finance and Administration and entered into an offer letter and employment agreement, effective May 12, 2025, pursuant to which she was entitled to an initial annual base salary of $290,000 and was eligible to receive an annual bonus of up to 30% of her annual base salary, based on the achievement of certain performance goals established annually by the Board. Upon her appointment as Chief Financial Officer, her annual base salary was increased to $325,000 and she is now eligible to receive an annual bonus of up to 35% of her annual based salary, based on the achievement of certain performance goals established annually by the Board. In connection with her appointment as Vice President Finance and Administration, the Company granted Ms. Carson RSUs settleable for 47,000 shares of Common Stock under the 2020 Plan. The RSUs vest in full on the first anniversary of the grant date, subject to Ms. Carson's continuous service with us through such vesting date.

Ms. Carson’s employment is at-will, which means that we or Ms. Carson may terminate her employment with us at any time, with or without notice or cause.

Ms. Carson is eligible to participate in the Company’s 2020 Plan and other benefits available to the Company’s executive officers.

Robert M. Infarinato

Mr. Infarinato was appointed Vice President and Chief Financial Officer and entered into an offer letter and employment agreement, effective August 1, 2024, pursuant to which he was entitled to an initial annual base salary of $180,000 and was eligible to receive an annual bonus of up to 30% of his annual base salary, based on the achievement of certain performance goals established annually by the Board. In connection with his appointment, the Company granted Mr. Infarinato RSUs settleable for 8,000 shares of Common Stock under the 2020 Plan. The RSUs were scheduled to vest in equal annual installments over three years, commencing on the first anniversary of the grant date, subject to Mr. Infarinato’s continuous service with us through each such vesting date.

Effective July 31, 2025, the Company and Mr. Infarinato entered into the Severance Agreement, which provided for a severance payment equal to 12 weeks of base salary (equal to $60,000), a lump‑sum payment of $40,000, and continued vesting of 11,000 RSUs in accordance with their vesting terms, in exchange for a release of claims against the Company and its affiliates and the re-affirmation of certain confidentiality, non-solicitation and post-departure cooperation covenants on the part of Mr. Infarinato.

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

The following table sets forth additional compensation information of our principal executive officer (“PEO”) along with total shareholder return and net income for our 2025, 2024 and 2023 fiscal years. The Company appointed Lisa C. Carson as Vice President Finance and Administration in May 2025 and subsequently appointed her as Chief Financial Officer in February 2026. Ms. Carson is considered a non-PEO NEO for fiscal year 2025. The Company appointed Robert M. Infarinato as Chief Financial Officer in August of 2024, and Mr. Infarinato is considered a non-PEO NEO for fiscal years 2025 and 2024. The Company did not have any non-PEO NEOs for the 2023 fiscal year.

Year	Summary Compensation Table Total for PEO (1)	CAP to PEO (2)	Summary Compensation Table Total for Non-PEO NEO	CAP to Non-PEO NEO (3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (4)	Net Income (Loss) (Thousands)
2025	$1,159,432	$885,952	$599,704	$564,494	$19.33	($8,698)
2024	$387,019	$384,546	$105,206	$106,566	$23.25	($7,150)
2023	$437,892	$379,393	—	—	$6.33	($10,826)

(1)

Mr. Bitterman has served as a member of the Company’s Board since 2012, served as the Company’s Interim Executive Chair from September 2022 to February 2023 and was appointed as our President and Chief Executive Officer in February 2023.

(2)	CAP reflects the following exclusions and inclusions for the PEO in the table above:

Year	Summary Compensation Table Total	Minus: Grant Date Fair Value of Stock Awards and Option Awards from Summary Compensation Table	Plus: Year-end Fair Value of Unvested Equity Awards Granted During Year	Plus Change in Value of Prior Years unvested Awards	Plus: Fair Value at Vest Date for Awards Granted and Vested During Year	Plus: Year-Over-Year Difference of Year-End Fair Value of Prior Years’ Awards Vested During Year	Minus: Fair Value at Prior Year-end for Prior Years’ Awards that Fail to Meet Vesting Conditions During Year	Compensation Actually Paid
2025	$1,159,432	(580,000)	$262,500	—	35,960	$8,060	—	$885,952
2024	$387,019	(43,245)	$43,245	—	—	$(2,473)	—	$384,546
2023	$437,892	(57,640)	$8,360	—	—	$(9,219)	—	$379,393

(3)   CAP reflects the following exclusions and inclusions for the Non-PEO NEO in the table above:

Year	Summary Compensation Table Total	Minus: Grant Date Fair Value of Stock Awards and Option Awards from Summary Compensation Table	Plus: Year-end Fair Value of Unvested Equity Awards Granted During Year	Plus: Year-Over-Year Difference of Year-End Fair Value of Unvested Awards Granted in Prior Years	Plus: Fair Value at Vest Date for Awards Granted and Vested During Year	Plus: Year-Over-Year Difference of Year-End Fair Value of Prior Years’ Awards Vested During Year	Minus: Fair Value at Prior Year-end for Prior Years’ Awards that Fail to Meet Vesting Conditions During Year	Compensation Actually Paid
2025	$599,704	$(109,040)	$49,350	—	$24,480	—	—	$564,494
2024	$105,206	$(29,330)	$30,690	—	—	—	—	$106,566
2023	—	—	—	—	—	—	—	—

(4)  Total shareholder return as calculated based on a fixed investment of $100 measured from the market close on December 31, 2023 through and including the end of the fiscal year for each year reported in the table.

Relationship Between Pay and Performance

The following charts shown below illustrate the relationship of compensation actually paid to our PEO and, for 2024 and 2025, to our Non-PEO NEO, as set forth in the table above, as compared to: our (1) total shareholder return and (2) net income (loss).

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

Non-employee directors are also reimbursed for their travel and reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings, to the extent that attendance is required by the Board or the committee(s) on which that director serves.

Non-Employee Director Compensation Table

The following table shows the compensation to the Company’s non-employee directors in fiscal year 2025. We compensate our non-employee directors for their service as a member of our Board. Compensation paid to Robert J. Bitterman, the Company's President, Chief Executive Officer and Chairman of the Board, is set forth above in the Summary Compensation Table due to Mr. Bitterman’s status as an NEO of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Other ($)(2)	Total ($)
Patricia A. Bradford	56,875	43,616	-	100,491
David H. Deming (3)	27,586	32,480	-	60,066
Robert L. Ferrara (4)	-	-	67,211	67,211
Jonathan E. Freeman, Ph.D.	30,000	34,104	-	64,104
Curtis A. Lockshin, Ph.D.	48,750	37,584	-	86,334

(1)	The amounts shown reflect the grant date fair value of RSUs computed in accordance with the FASB ASC Topic 718, “Compensation — Stock Compensation”.
(2)	The amount shown for Mr. Ferrara reflects a lump-sum payment made to Mr. Ferrara in connection with his resignation on October 31, 2025.
(3)	Mr. Deming was appointed to the Board on February 19, 2025.
(4)

Mr. Ferrara resigned from our Board on October 31, 2025. He received an award of 23,000 RSUs on September 11, 2025 that were scheduled to vest in full on the first anniversary of the grant date; these RSUs were subsequently forfeited in connection with his resignation.

As of December 31, 2025, the aggregate number of shares underlying stock options and RSUs by our non-employee directors is as follows: Patricia A. Bradford — 18,800 RSUs, David C. Deming — 14,000 RSUs, Jonathan E. Freeman, Ph.D. — 14,700 RSUs, and Curtis A. Lockshin, Ph.D. —16,200 RSUs. Mr. Bitterman’s outstanding equity awards are also included in the Outstanding Equity Awards at Fiscal Year-End table above due to his status as an NEO during the fiscal year ended December 31, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of our outstanding Common Stock for (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) persons known to us to beneficially own more than 5% of our outstanding Common Stock. The following information is presented as of March 5, 2026 or such other date as may be reflected below.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of Common Stock not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 5, 2026, or within 60 days of March 5, 2026, are deemed outstanding for the purpose of computing the percentage ownership of each person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of Common Stock, except for those jointly owned with that person’s spouse. Unless otherwise indicated below, the address of all listed directors and named executive officers is c/o Phio Pharmaceuticals Corp., 411 Swedeland Road, Suite 23-1080, King of Prussia, PA 19406.

	Shares Beneficially Owned
Name And Address of Beneficial Owner	Number (1)	Percent of Class (2)
Greater than 5% Holders
Intracoastal Capital LLC (3)	2,051,152	9.99%
CVI Investments, Inc. (4)	1,194,719	9.99%
Directors and Named Executive Officers
Robert J. Bitterman (5)	41,421	*
Patricia A. Bradford	8,351	*
Lisa C. Carson	-	*
David H. Deming	-	*
Jonathan E. Freeman, Ph.D.	1,355	*
Robert M. Infarinato	7,659	*
Curtis A Lockshin, Ph.D.	2,355	*
All current directors and executive officers as a group (six persons)	53,482	*

*	Indicates less than 1%.
(1)	Represents shares of Common Stock held as of March 5, 2026 plus shares of Common Stock that may be acquired upon the exercise of options and warrants within 60 days of March 5, 2026.
(2)

Based on 11,617,250 shares of Common Stock that were issued and outstanding as of March 5, 2026. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 5, 2026, or within 60 days of March 5, 2026, are treated as outstanding only when determining the ownership and voting power for each person (or all directors and executive officers as a group).

(3)

Based on information provided by Intracoastal Capital LLC (“Intracoastal”). Each of Intracoastal, Mitchell P. Kopin (“Mr. Kopin”) and Daniel B. Asher (“Mr. Asher”) be deemed to have beneficial ownership of all shares of Common Stock issuable upon the exercise of certain warrants held by Intracoastal. Certain of the warrants held by Intracoastal contain a blocker provision under which the holder thereof does not have the right to exercise its warrants to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 4.99% or 9.99% of the Company’s Common Stock, as applicable. Based upon information provided by Intracoastal, Intracoastal and Messrs. Kopin and Asher would be deemed to have beneficial ownership of 2,051,152 shares of Common Stock in the absence of such blocker provisions. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business office of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.

(4)

Based on information provided by CVI Investments, Inc. (“CVI”). Heights Capital Management, Inc. (“Heights Capital”), which serves as the investment manager to CVI, may be deemed to be the beneficial owner of all shares of Common Stock owned by CVI. Each of CVI and Heights Capital disclaims any beneficial ownership of any such shares of Common Stock, except for their pecuniary interest therein. CVI and Heights Capital may be deemed to have beneficial ownership of shares of Common Stock and shares of Common stock issuable upon the exercise of certain warrants. The number of shares of Common Stock reported as beneficially owned consists of shares of Common Stock issuable upon the exercise of warrants to purchase shares of Common Stock. Such warrants are not exercisable to the extent that the total number of shares of Common Stock then beneficially owned by CVI and Heights Capital and any other persons whose beneficial ownership of shares of Common Stock would be aggregated with such shares for purposes of Section 13(d) of the Exchange Act would exceed 9.99%.

(5)	Includes stock options to purchase 1 share of Common Stock exercisable within 60 days of the Record Date.

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2025 about the securities authorized for issuance under our equity compensation plans, which consist of our 2020 Plan and our 2013 Employee Stock Purchase Plan. Upon adoption of the 2020 Plan, shares that remained available for grant under our prior Phio Pharmaceuticals Corp. 2012 Long-Term Incentive Plan (the “2012 Plan”) and shares that were subject to outstanding awards under the 2012 Plan were included in the authorized shares available for grant under the 2020 Plan. Further, upon adoption of the 2020 Plan, the Company no longer grants new equity awards under the 2012 Plan.

Restricted Stock Units

RSUs can be issued either under the 2020 Plan or as inducement grants issued outside of the 2020 Plan to new employees. RSUs granted by the Company to employees generally vest 1 year after the grant date. Upon vesting, each outstanding RSU will be settled for one share of Common Stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s income taxes due upon vesting and withholds a number of shares of equal value. The Company does not expect to repurchase shares to satisfy RSU vests. The fair value of the RSUs awarded is based upon the Company’s closing stock price at the grant date and is expensed over the requisite service period.

Stock Options

Stock options can be issued either under the 2020 Plan or as inducement grants issued outside of the 2020 Plan to new employees. Stock options are generally subject to graded vesting and the satisfaction of service requirements. Stock options granted by the Company to employees generally vest annually over 4 years after the grant date and generally vest over 1 year after the grant date for members of the Board and expire within ten years of grant. Upon the exercise of a stock option, the Company issues new shares and delivers them to the recipient. The Company does not expect to repurchase shares to satisfy stock option exercises. The Company uses the Black-Scholes option-pricing model to determine the fair value of all its option grants. The risk-free interest rate used for each grant was based upon the yield on zero-coupon U.S. Treasury securities with a term similar to the expected life of the related option. The Company’s expected stock price volatility assumption is based upon the Company’s own implied volatility. As the Company has limited stock option exercise information, the expected life assumption used for option grants is based upon the simplified method provided for under ASC 718. The dividend yield assumption is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	478,821	$614.60	473,196
Equity compensation plans not approved by security holders	—	—	—
Total	478,821	$614.60	473,196

(1)	Includes 1,121 outstanding options and 477,700 unvested RSUs under the 2020 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Since January 1, 2024, except as listed below, there has not been, nor is there currently proposed, any transaction or series of related transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of Company's total assets at year-end for the last two completed fiscal years and in which the other parties included or will include any of our directors, executive officers, holders of 5% or more of our voting securities, or any member of the immediate family of any of the foregoing persons, other than compensation arrangements with directors and executive officers, which are described where required in Item 11. Executive Compensation of this Annual Report on Form 10-K.

Participation in 2024 and 2025 Financings

July 2024 Financing

On July 11, 2024, the Company entered into the July 2024 Inducement Letter Agreements with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 545,286 shares of Common Stock. The existing warrants were originally issued in February 2020 through December 2023, having exercise prices between $324.00 and $9.72 per share. Pursuant to the July 2024 Inducement Letter Agreements, these warrants were exercised for cash at a reduced exercise of $5.45 per share in consideration of the Company’s agreement to issue new unregistered five and one-half year term Series C warrants to purchase up to 583,098 shares of Common Stock at an exercise price of $5.45 (the “Series C Warrants”) and new unregistered eighteen month term Series D warrants to purchase up to 507,474 shares of Common Stock at an exercise price of $5.45, both issued and sold at a price of $0.125 per warrant share (the “July 2024 Financing”). The net proceeds to the Company from the July 2024 Financing were approximately $2.6 million, after deducting placement agent fees and offering expenses. Purchasers included a beneficial owner of more than 5% of our outstanding shares of Common Stock who acquired the following securities: Intracoastal Capital, LLC (“Intracoastal”), who acquired 141,278 Series C Warrants.

December 19, 2024 Concurrent Registered Direct Offering and Private Placement

On December 19, 2024, the Company entered the December 19, 2024 Securities Purchase Agreement in connection with the December 19, 2024 Offerings. The December 19, 2024 Offerings closed on December 20, 2024. The net proceeds to the Company from the December 19, 2024 Offerings were approximately $900,000, after deducting placement agent fees and offering expenses.

Pursuant to the December 19, 2024 Securities Purchase Agreement, the Company offered and sold in the December 19, 2024 Registered Direct Offering 437,192 shares of Common Stock at a purchase price of $2.635 per share. In the December 19, 2024 Private Placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 437,192 shares of Common Stock (the “Series E Warrants”). Under the terms of the December 19, 2024 Securities Purchase Agreement, for each share of Common Stock issued in the December 19, 2024 Registered Direct Offering, an accompanying Series E Warrant was issued to the purchaser thereof. Each Series E Warrant is exercisable for one share of Common Stock at an exercise price of $2.51 per share and will expire on December 20, 2029. The Series E Warrants were offered and sold at a purchase price of $0.125 per Series E Warrant, which purchase price is included in the offering price per share of Common Stock issued in the December 19, 2024 Registered Direct Offering. Purchasers included beneficial owners of more than 5% of our outstanding shares of Common Stock who acquired the following securities: Heights Capital Management, Inc. (“Heights Capital”), who acquired 109,298 shares of Common Stock and 109,298 Series E Warrants.

December 23, 2024 Concurrent Registered Direct Offering and Private Placement

On December 23, 2024, the Company entered into the December 23, 2024 Securities Purchase Agreement in connection with the December 23, 2024 Offerings. The December 23, 2024 Offerings closed on December 24, 2024. The net proceeds to the Company from the December 23, 2024 Offerings were approximately $480,000, after deducting placement agent fees and offering expenses.

Pursuant to the December 23, 2024 Securities Purchase Agreement, the Company offered and sold in the December 23, 2024 Registered Direct Offering 240,000 shares of Common Stock at a purchase price of $2.00 per share. In the December 23, 2024 Private Placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 240,000 shares of Common Stock (the “Series F Warrants”). Under the terms of the December 23, 2024 Securities Purchase Agreement, for each share of Common Stock issued in the December 23, 2024 Registered Direct Offering, an accompanying Series F Warrant was issued to the purchaser thereof. Each Series F Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share and will expire on December 24, 2029. The Series F Warrants were offered and sold at a purchase price of $0.125 per Series F Warrant, which purchase price is included in the offering price per share of Common Stock issued in the December 23, 2024 Registered Direct Offering. Purchasers included a beneficial owner of more than 5% of our outstanding shares of Common Stock who acquired the following securities: Heights Capital, who acquired 60,000 shares of Common Stock and 60,000 Series F Warrants.

January 13, 2025 Concurrent Registered Direct Offering and Private Placement

On January 13, 2025, the Company entered into the January 13, 2025 Securities Purchase Agreement in connection with the January 13, 2025 Offerings. The January 13, 2025 Offerings closed on January 14, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 79,775 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 13, 2025 Offerings were approximately $2.8 million, after deducting fees and offering expenses.

Pursuant to the January 13, 2025 Securities Purchase Agreement, the Company offered and sold in the January 13, 2025 Registered Direct Offering 1,063,670 shares of Common Stock at a purchase price of $3.00 per share. In the January 13, 2025 Private Placement, the Company also issued to certain institutional and accredited investors unregistered warrants to purchase up to 2,127,340 shares of Common Stock (the “Series G Warrants”). Under the terms of the January 13, 2025 Securities Purchase Agreement, for each share of Common Stock issued in the January 13, 2025 Registered Direct Offering, two accompanying Series G Warrants were issued to the purchaser thereof. Each Series G Warrant is exercisable for one share of Common Stock at an exercise price of $3.00 per share and will expire on January 14, 2027. Purchasers included beneficial owners of more than 5% of our outstanding shares of Common Stock who acquired the following securities: Intracoastal, who acquired 115,000 shares of Common Stock and 230,000 Series G Warrants; and Heights Capital, who acquired 283,334 shares of Common Stock 566,668 Series G Warrants.

January 14, 2025 Concurrent Registered Direct Offering and Private Placement

On January 14, 2025, the Company entered into the January 14, 2025 Securities Purchase Agreement in connection with the January 14, 2025 Offerings. The January 14, 2025 Offerings closed on January 15, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 62,500 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 14, 2025 Offerings were approximately $2.1 million, after deducting fees and offering expenses.

Pursuant to the January 14, 2025 Securities Purchase Agreement, the Company offered and sold in the January 14, 2025 Registered Direct Offering 833,335 shares of Common Stock at a purchase price of $3.00 per share. In the January 14, 2025 Private Placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 1,666,670 shares of Common Stock (the “Series H Warrants”). Under the terms of the January 14, 2025 Securities Purchase Agreement, for each share of Common Stock issued in the January 14, 2025 Registered Direct Offering, two accompanying Series H Warrants were issued to the purchaser thereof. Each Series H Warrant is exercisable for one share of Common Stock at an exercise price of $3.00 per share and will expire on January 15, 2027. Purchasers included beneficial owners of more than 5% of our outstanding shares of Common Stock who acquired the following securities: Intracoastal, who acquired 100,000 shares of Common Stock and 200,000 Series H Warrants; and Heights Capital, who acquired 244,445 shares of Common Stock and 488,890 Series H Warrants.

January 16, 2025 Concurrent Registered Direct Offering and Private Placement

On January 16, 2025, the Company entered into the January 16, 2025 Securities Purchase Agreement in connection with the January 16, 2025 Offerings.  The January 16, 2025 Offerings closed on January 17, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 45,750 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 16, 2025 Offerings were approximately $1.5 million, after deducting fees and offering expenses.

Pursuant to the January 16, 2025 Securities Purchase Agreement, the Company offered and sold in the January 16, 2025 Registered Direct Offering 610,000 shares of Common Stock at a purchase price of $3.00 per share. In the January 16, 2025 Private Placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 1,220,000 shares of Common Stock (the “Series I Warrants”). Under the terms of the January 16, 2025 Securities Purchase Agreement, for each share of Common Stock issued in the January 16, 2025 Registered Direct Offering, two accompanying Series I Warrants were issued to the purchaser thereof. Each Series I Warrant is exercisable for one share of Common Stock at an exercise price of $3.00 per share and will expire on January 19, 2027. Purchasers included a beneficial owner of more than 5% of our outstanding shares of Common Stock who acquired the following securities: Heights Capital, who acquired 152,500 shares of Common Stock and 305,000 Series I Warrants.

July 2025 Financing

On July 25, 2025, the Company entered into the July 2025 Inducement Letter Agreements with certain holders of certain of the Company’s existing warrants to purchase an aggregate of 928,596 shares of Common Stock. The existing warrants were originally issued in December 2024 and January 2025, having exercise prices between $2.00 and $3.00 per share.  Warrants to purchase 100,000 shares of Common Stock at the existing exercise price of $2.00 per share were exercised at their existing exercise price of $2.00 per share, and warrants to purchase 828,596 shares of Common Stock were exercised at a reduced exercise price of $2.485 per share.

Pursuant to the July 2025 Inducement Letter Agreements, in consideration for the immediate exercise of such warrants for cash and the payment of an additional $0.125 per New July 2025 Warrant (as defined below), or an aggregate of $232,149 for all New July 2025 Warrants, the Company agreed to issue new unregistered five-year term Series J warrants (the “Series J Warrants”) to purchase an aggregate of up to 318,596 shares of Common Stock at an exercise price of $2.485 and new unregistered 24-month term Series K warrants (the “Series K Warrants” and, together with the Series J Warrants, the “New July 2025 Warrants”) to purchase an aggregate of up to 1,538,596 shares of Common Stock at an exercise price of $2.485 (the “July 2025 Financing”). In addition, the Company issued warrants to the placement agent, HCW, to purchase up to 69,645 shares of Common Stock. 7,500 of the placement agent warrants issued have an exercise price of $2.8125 per share of Common Stock and a term of five years, 16,395 of the placement agent warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of five years, and 45,750 of the placement agent warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of twenty-four months. The net proceeds to the Company from the July 2025 Financing were approximately $2.1 million, after deducting placement agent fees and offering expenses. Purchasers included a beneficial owner of more than 5% of our outstanding shares of Common Stock who acquired the following securities: Intracoastal, who acquired 149,298 Series J Warrants and 759,298 Series K Warrants.

November 2025 Financing

On November 3, 2025, the Company entered into the November 2025 Inducement Letter Agreements with certain holders of the Company’s existing warrants to purchase an aggregate of 5,663,182 shares of Common Stock. The existing warrants were originally issued in July 2024, December 2024, January 2025 and July 2025, having exercise prices between $2.00 and $5.45 per share. Warrants to purchase 60,000 shares of Common Stock were exercised at their existing exercise price of $2.00 per share, warrants to purchase 948,596 shares of Common Stock were exercised at their existing exercise price of $2.485 per share and warrants to purchase 4,654,586 shares of Common Stock were exercised at a reduced exercise price of $2.05 per share.

Pursuant to the November 2025 Inducement Letter Agreements, in consideration for the exercise of such warrants for cash and the payment of an additional $0.125 per Series A Warrant (as defined below), or an aggregate of $1.4 million for all Series A 2025 Warrants, the Company agreed to issue new unregistered twenty-four month term  Series A Warrants (the “Series A Warrants”) to purchase an aggregate of up to 11,326,364 shares of Common Stock at an exercise price of $2.05 (the “November 2025 Financing”). In addition, the Company issued warrants to the placement agent, HCW, to purchase up to 424,739 shares of Common Stock. 4,500 of the placement agent warrants issued have an exercise price of $2.8125 per share of Common Stock and a term of twenty-four months, 349,094 of the placement agent warrants issued have an exercise price of $2.875 per share of Common Stock and a term of twenty-four months, and 71,145 of the placement agent warrants issued have an exercise price of $3.4188 per share of Common Stock and a term of twenty-four months. The net proceeds to the Company from the November 2025 Financing were approximately $12.1 million, after deducting placement agent fees and offering expenses. Purchasers included beneficial owners of more than 5% of our outstanding shares of Common Stock who acquired the following securities: Intracoastal, who acquired 571,278 shares of Common Stock and 1,142,556 Series A Warrants; and Heights Capital, who acquired 1,529,856 shares of Common Stock and 3,059,712 Series A Warrants.

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

The following is a summary of the fees billed and expected to be billed to the Company by Grant Thornton LLP ("Grant Thornton"), our independent registered public accounting firm for 2025, for professional services rendered for the fiscal years ended December 31, 2025.  All fees incurred in fiscal year 2024 were for services rendered solely by BDO USA, P.C. ("BDO").   All fees were approved in accordance with the pre-approval policies and procedures described above.

	2025	2024
Audit Fees	$265,000	$440,150
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total All Fees:	$265,000	$440,150

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

All Other Fees consist of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit-Related Fees or Tax Fees.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Our consolidated financial statements are set forth in Item 8 to this Annual Report on Form 10-K.

Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

Exhibits

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	July 2, 2024

3.5	Certificate of Designation of Series D Preferred Stock, dated November 16, 2022.	Current Report on Form 8-K (File No. 001-36304)	November 16, 2022

3.6	Amended and Restated Bylaws of Phio Pharmaceutical Corp.	Current Report on Form 8-K (File No. 001-36304)	May 2, 2022

4.1	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	September 28, 2018

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

4.2	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

4.3	Form of Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

4.4	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	February 17, 2021

4.5	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	December 8, 2023

4.6	Description of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.	Annual Report on Form 10-K (File No. 00136304)	April 1, 2024

4.7	Form of Series C/D Warrant	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

4.8	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

4.9	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	December 20, 2024

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

4.10	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	December 26, 2024

4.11	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	January 15, 2024

4.12	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	January 17, 2024

4.13	Form of Series J/K Warrant	Current Report on Form 8-K (File No. 001-36304)	July 30, 2025

4.14	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	July 30, 2025

4.15	Form of Series A Warrant	Current Report on Form 8-K (File No. 001-36304)	November 6, 2025

4.16	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	November 13, 2025

10.1	Patent and Technology Assignment Agreement between RXi Pharmaceuticals Corporation (formerly RNCS, Inc.) and Advirna, LLC, effective as of September 24, 2011.	Registration Statement on Form S-1 (File No. 333-177498)	October 25, 2011

10.2	Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan, as amended and restated.#	Current Report on Form 10-Q (File No. 001-36304)	June 21, 2024

10.3	Form of Restricted Stock Unit Award under the Company’s 2020 Long Term Incentive Plan.#	Annual Report on Form 10-K (File. 001-36304)	March 25, 2021

10.4	Form of Nonqualified Stock Option Award under the Company’s 2020 Long Term Incentive Plan.#	Annual Report on Form 10-Q (File. 001-36304)	November 9, 2023

10.5	Phio Pharmaceuticals Corp. 2012 Long Term Incentive Plan.#	Quarterly Report on Form 10-Q (File No. 001-36304)	November 12, 2019

10.6	Form of Restricted Stock Unit Award under the Company’s 2012 Long Term Incentive Plan, as amended.#	Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-177498)	December 29, 2011

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.7	Form of Incentive Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.#	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.8	Form of Non-Qualified Stock Option Award under the Company’s 2012 Long Term Incentive Plan, as amended.#	Registration Statement on Form S-1 (File No. 333-191236)	September 18, 2013

10.9	RXi Pharmaceuticals Corporation Employee Stock Purchase Plan.#	Registration Statement on Form S-8 (File No. 333-277013)	August 24, 2018

10.10	Form of Indemnification Agreement.#	Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-177498)	January 23, 2012
10.11	Employment Agreement, dated February 20, 2023, by and between Phio Pharmaceuticals Corp. and Robert Bitterman.#	Current Report on Form 8-K (File No. 001-36304)	February 22, 2023

10.12	First Amendment to the Employment Agreement of Robert J. Bitterman, dated March 25, 2025, by and between the Company and Robert Bitterman.#	Quarterly Report on Form 10-Q (File No. 001-36304)	March 31, 2025

10.13	Second Amendment to the Employment Agreement of Robert J. Bitterman, dated February 17, 2026, by and between the Company.#	Current Report on Form 8-K (File No. 001-36304)	February 18, 2026

10.14	Lease Agreement dated December 17, 2013 between RXi Pharmaceuticals Corporation and 257 Simarano Drive, LLC, Brighton Properties, LLC, Robert Stubblebine 1, LLC and Robert Stubblebine 2, LLC.	Current Report on Form 8-K (File No. 000-54910)	December 20, 2013

10.15	First Amendment to Lease dated January 22, 2019.	Current Report on Form 8-K (File No. 001-36304)	January 28, 2019

10.16	Registration Rights Agreement, dated January 21, 2021, by and between the Company and the Purchasers signatory therein.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

10.17	Form of Inducement Letter Agreement, dated July 11, 2024, by and between the Company and the Holders.	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

10.18	Offer Letter, executed April 21, 2025 by and between the Company and Lisa Carson.	Current Report on Form 8-K (File No. 001-36304)	June 12, 2025

10.19	Form of Inducement Letter Agreement dated November 3, 2025, by and between Phio Pharmaceuticals Corp. and the Holders.	Current Report on Form 8-K (File No. 001-36304)	November 13, 2025

19.1	Insider Trading Policy.	Annual Report on Form 10-K (File No. 001-36304)	March 31, 2025

23.1	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm.*

23.2	Consent of Grant Thornton LLP, an independent Registered Public Accounting Firm.*

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer.*

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer.*

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

32.1	Sarbanes-Oxley Action Section 906 Certification of Principal Executive Officer and Principal Financial Officer.**

97.1	Phio Pharmaceuticals Corp. Incentive Compensation Recovery Policy.#	Annual Report on Form 10-K (File No. 001-35304)	April 1, 2024

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

_________

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.
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

Date: March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Bitterman	President, Chief Executive Officer and Director	March 5, 2026
Robert J. Bitterman	(Principal Executive Officer)

/s/ Lisa C. Carson	Chief Financial Officer	March 5, 2026
Lisa C. Carson	(Principal Financial Officer)

/s/ Patricia Bradford	Director	March 5, 2026
Patricia Bradford

/s/ Jonathan E. Freeman	Director	March 5, 2026
Jonathan E. Freeman, Ph.D.

/s/ Curtis A. Lockshin	Director	March 5, 2026
Curtis A. Lockshin, Ph.D.

/s/ David H. Deming	Director	March 5, 2026
David H. Deming