Form 10-Q
period 2026-03-31
Phio Pharmaceuticals Corp.
filed 2026-05-07
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, Phio Pharmaceuticals Corp. had 11,617,250 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED March 31, 2026

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
ASSETS	2026	2025
Current assets:
Cash and cash equivalents	$17,031	$21,031
Prepaid expenses and other current assets	371	445
Total current assets	17,402	21,476
Property and equipment, net	10	11
Total assets	$17,412	$21,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$260	$435
Accrued expenses	690	905
Total liabilities	950	1,340
Commitments and contingencies
Stockholders' equity:
Series D Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 issued and outstanding at each of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 11,617,250 and 11,617,250 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	175,518	175,200
Accumulated deficit	(159,057)	(155,054)
Total stockholders' equity	$16,462	$20,147
Total liabilities and stockholders' equity	$17,412	$21,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Operating expenses:
Research and development	$2,793	$886
General and administrative	1,374	986
Total operating expenses	4,167	1,872
Operating loss	(4,167)	(1,872)
Interest income, net	161	125
Other income (expense), net	3	(22)
Net loss	$(4,003)	$(1,769)
Net loss per common share:
Basic and diluted	(0.34)	(0.41)
Weighted average number of common shares outstanding
Basic and diluted	11,617,250	4,307,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional
			Paid in	Accumulated
For the Three Months Ended March 31, 2026	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	11,617,250	$1	$175,200	$(155,054)	$20,147
Stock-based compensation expense	-	-	318	-	318
Net loss	-	-	-	(4,003)	(4,003)
Balance at March 31, 2026	11,617,250	$1	$175,518	$(159,057)	$16,462

	Common Stock		Additional
			Paid in	Accumulated
For the Three Months Ended March 31, 2025	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	1,733,717	$-	$151,079	$(146,356)	$4,723
Issuance of common stock upon exercise of warrants	537,432	-	2,680	-	2,680
Issuance of common stock and warrants, net of offering costs	2,507,005	-	6,493	-	6,493
Stock-based compensation expense	-	-	43	-	43
Net loss	-	-	-	(1,769)	(1,769)
Balance at March 31, 2025	4,778,154	$-	$160,295	$(148,125)	$12,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,003)	$(1,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	-
Net gain on disposal of property and equipment	(3)	-
Stock-based compensation	318	43
Changes in operating assets and liabilities:
Prepaid expenses and other assets	74	196
Accounts payable	(175)	174
Accrued expenses	(215)	81
Net cash used in operating activities	(4,003)	(1,275)
Cash flows from investing activities:
Asset sale proceeds	3	-
Cash paid for purchase of property and equipment	-	(2)
Net cash provided by (used in) investing activities	3	(2)
Cash flows from financing activities:
Net proceeds from the exercise of warrants	-	6,493
Net proceeds from the issuance of common stock and warrants	-	2,680
Net cash provided by financing activities	-	9,173
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,000)	7,896
Cash, cash equivalents and restricted cash at the beginning of period	21,031	5,382
Cash, cash equivalents and restricted cash at end of period	$17,031	$13,278

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “2025 Form 10-K”). Interim results are not necessarily indicative of results for a full year.

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

Liquidity

The Company has reported recurring losses from operations since its inception and expects to continue to have negative cash flows from operations for the foreseeable future. Historically, the Company’s primary source of funding has been from sales of its securities. The Company’s ability to continue to fund its operations is dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, or strategic opportunities, in order to maintain its operations. This is dependent on a number of factors, including the market demand or liquidity of the Company’s common stock ("Common Stock"). There is no guarantee that debt, additional equity or other funding will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back or terminate its operations or seek to merge with or to be acquired by another company.

Based on current cash flow projections, the Company believes it has sufficient cash and cash equivalents, including net proceeds from its January 2025 Offerings,  July 2025 Financing, and November 2025 Financing, (collectively, "the 2025 Financings"), to meet its current planned obligations for at least 12 months from the date these financial statements are issued. The Company has limited cash resources, has incurred recurring operating losses and negative cash flows from its operations since its inception and has not yet recognized any product revenues. These factors have previously raised doubt about the Company’s ability to continue as a going concern. With the 2025 Financings, the Company was able to alleviate such doubt about its ability to continue as a going concern as of the date the September 30, 2025 financial statements were issued, accordingly, no going-concern disclosures are required for the current period under ASC 205-40 as of the date of the filing of this Quarterly Report on Form 10-Q.

Summary of Significant Accounting Policies

The Company’s significant accounting policies as of March 31, 2026, are consistent with those described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. There have been no material changes during the current period.

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

Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions and allows immediate expensing of certain domestic research and experimental expenditures under new Section 174A of the Internal Revenue Code. The Company has not had a material impact from the OBBBA to its consolidated financial statements.

2. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	March 31,	December 31,
	2026	2025
Accounts payable trade	$260	$435
Research and development accruals	413	477
Professional fee accrual	133	68
Payroll accruals	144	360
	$950	$1,340

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

4. Leases

The Company leases space for various corporate and research purposes and accounts for lease arrangements in accordance with the provisions of ASC 842, Leases. The Company calculates the lease liability as the present value of the lease’s cash flows using the interest rate implicit in the lease, if determinable. If the rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is defined as the rate the Company would have to pay to borrow on a collateralized basis over the lease term. The Company has elected the accounting policy election available under ASC 842 to not record a lease liability for leases with a term of less than one year.

On March 1, 2024, the Company commenced an operating lease for a laboratory facility located at 17 Briden Street, Worcester, Massachusetts, which expired on February 28, 2026. The Company currently maintains shared office space at LifeSciences PA located at 411 Swedeland Road, King of Prussia, PA for access to full working space during normal business hours of operations for a monthly fee of $300.  This arrangement is cancellable at any time.

Operating lease costs included in operating expense were approximately $900 and $8,400 for the three months ended March 31, 2026 and 2025, respectively.

There was no cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows for the Company’s former corporate headquarters for the three months ended  March 31, 2026 and 2025.

5. Stockholders’ Equity

Financings

January 13, 2025 Concurrent Registered Direct Offering and Private Placement

On January 13, 2025, the Company entered into a securities purchase agreement (the “ January 13, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ January 13, 2025 Registered Direct Offering”) and concurrent private placement (the “ January 13, 2025 Private Placement” and, together with the January 13, 2025 Registered Direct Offering, the “ January 13, 2025 Offerings”). The January 13, 2025 Offerings closed on January 14, 2025. In addition, the Company issued warrants to the placement agent, H.C. Wainwright & Co, LLC (“HCW”) to purchase a total of 79,775 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 13, 2025 Registered Direct Offerings and the January 13, 2025 Private Placement were approximately $2.8 million, after deducting fees and estimated offering expenses.

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

January 14, 2025 Concurrent Registered Direct Offering and Private Placement

On January 14, 2025, the Company entered into a securities purchase agreement (the “ January 14, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ January 14, 2025 Registered Direct Offering”) and concurrent private placement (the “ January 14, 2025 Private Placement” and together with the January 14, 2025 Registered Direct Offering, the “ January 14, 2025 Offerings”). The January 14, 2025 Offerings closed on January 15, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 62,500 shares of Common Stock at an exercise price of $3.75 per share. The net proceeds to the Company from the January 14, 2025 Registered Direct Offering and the January 14, 2025 Private Placement were approximately $2.1 million, after deducting fees and estimated offering expenses.

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

January 16, 2025 Concurrent Registered Direct Offering and Private Placement

On January 16, 2025, the Company entered into a securities purchase agreement (the “ January 16, 2025 Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct public offering (the “ January 16, 2025 Registered Direct Offering”) and concurrent private placement (the “ January 16, 2025 Private Placement” and, together with the January 16, 2025 Registered Direct Offering, the “ January 16, 2025 Offerings” and the January 16, 2025 Offerings, together with the January 13, 2025 Offerings and the January 14, 2025 Offerings, the “ January 2025 Offerings”). The January 16, 2025 Offerings closed on January 17, 2025. In addition, the Company issued warrants to the placement agent, HCW, to purchase a total of 45,750 shares of Common Stock at an exercise price of $3.75 per share The net proceeds to the Company from the January 16, 2025 Registered Direct Offering and the January 16, 2025 Private Placement were approximately $1.5 million, after deducting fees and estimated offering expenses.

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

During the three months ended March 31, 2026 and 2025, there were 0 and 537,432 warrants exercised, respectively.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at  March 31, 2026 and 2025:

	2026		2025
		Weighted-		Weighted-
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	of Shares	Per Share	of Shares	Per Share
Outstanding at January 1,	13,527,968	$2.94	1,925,867	$12.66
Issued	-	-	5,242,342	3.06
Exercised	-	-	(537,432)	5.45
Expired	(141,911)	10.76	(9,659)	457.92
Outstanding at March 31,	13,386,057	$2.86	6,621,118	$4.99

6. Stock-based Compensation

Restricted Stock Units

Restricted stock units (“RSUs”) are issued under the Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”). RSUs are generally subject to the satisfaction of certain service requirements. RSUs granted by the Company to employees generally cliff vest one year after the grant date. Upon vesting, each outstanding RSU will be settled for one share of Common Stock. Employee RSU recipients may elect to net share settle upon vesting, in which case the Company pays the employee’s withholding taxes due upon vesting and withholds a number of shares of equal value. The Company does not expect to repurchase shares to satisfy RSU vests. The fair value of the RSUs awarded is based upon the Company’s closing stock price at the grant date and is expensed over the requisite service period.

The following table summarizes the activity of the Company’s RSUs for the three months ended March 31, 2026:

		Weighted-
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested units at December 31, 2025	477,700	$2.32
Granted	353,500	0.86
Vested	–	–
Forfeited	–	–
Unvested units at March 31, 2026	831,200	$2.32

There were 353,500 RSUs granted during the three months ended March 31, 2026 and no RSUs granted during the three months ended  March 31, 2025.

Stock-based compensation expense related to RSUs was $318,000 and $43,000 for the three months ended March 31, 2026 and 2025, respectively.

No RSUs vested during the three months ended March 31, 2026 and 2025, respectively.

Stock Options

Stock options are available for issuance under the 2020 Plan.   Stock options granted by the Company to participants generally vest annually over four years from the grant date and expire ten years from the date of the grant. All outstanding stock options continue to be accounted for in accordance with ASC 718.

The Company did not grant any stock options during the three months ended March 31, 2026 or 2025.  As of March 31, 2026, there were 1,115 stock options outstanding.

The Company did not have any stock-based compensation expense related to stock options for the three months ended March 31, 2026 and 2025.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three months ended March 31, 2026 and 2025, in thousands:

	Three Months Ended
	March 31,
	2026	2025
Research and development	$70	$15
General and administrative	248	28
Total stock-based compensation	$318	$43

As of March 31, 2026, the total unrecognized compensation cost related to non-vested RSUs was approximately $754,000. This cost is expected to be recognized over a weighted-average period of 0.45 years.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	March 31,
	2026	2025
Stock options	1,115	1,126
Unvested RSUs	831,200	71,000
Warrants	13,386,057	6,621,118
Total	14,218,372	6,693,244

8. Segment Information

The Company has one reportable segment and operates as a clinical stage biopharmaceutical company. To date, the Company has yet to generate operating revenues and does not expect to generate any revenue in the foreseeable future. The Company's chief operating decision maker (CODM) is the President and Chief Executive Officer (CEO). The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the single segment and decides how to allocate resources based on net loss as reported on the condensed consolidated statements of operations. The CODM uses net loss to monitor budget versus actual results and to evaluate overall cash burn of the business.  All of the Company’s operations occur within the United States.

The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development
PH-762	$2,148	$457
PH-894	18	57
Employee expense, lab supplies and overhead	627	372
Total research and development	2,793	886
General and administrative	1,374	986
Total operating expenses	$(4,167)	$(1,872)
Other income, net	164	103
Net loss	$(4,003)	$(1,769)

9. Subsequent Events

At The Market Offering Agreement

On April 8, 2026, the Company entered into an At the Market Agreement ("Sales Agreement") with HCW pursuant to which the Company may offer and sell shares of Common Stock, having an aggregate price of up to $6,360,000 from time to time through HCW, acting as sales agent (the "ATM Program").

The Company is not obligated to sell any shares under the ATM Program and may suspend or terminate the program at any time. Net proceeds from sales of shares under the ATM Program, after deducting sales commissions and other offering expenses, are intended to fund the development of PH-762 in an expected Phase 2b/3 clinical trial for cutaneous squamous cell carcinoma, other development activities and for general working capital needs.

Subsequent to March 31, 2026, and through the date of issuance of these financial statements, the Company did not sell any shares of Common Stock under the ATM Program and did not receive any proceeds therefrom.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “2025 Form 10-K”).

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including, but not limited to:

●	we are dependent on the success of our INTASYLTM technology, and our product candidates based on this technology, which is unproven and may never lead to approved and marketable products;
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

●	if we experience delays or difficulties in identifying and enrolling subjects in clinical trials, it may lead to delays in generating clinical data and the receipt of necessary regulatory approvals;
●	interim and topline data may not accurately reflect or may materially differ from the complete results of a clinical trial;
●	we rely upon third parties for the manufacture of the clinical supply for our product candidates;
●	our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity;
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

●	we may not be able to remain compliant with the continued listing requirements of The Nasdaq Capital Market; and
●	the price of our Common Stock ("Common Stock") has been and may continue to be volatile.

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

The Company operates as a remote business under a streamlined cost structure and continues to focus its resources on advancing its clinical development programs.

PH-762

PH-762 is an INTASYL compound designed to reduce the expression of cell death protein 1 (“PD-1”). PD-1 is a protein that inhibits T cells’ ability to kill cancer cells and is a clinically validated target in immunotherapy. Decreasing the expression of PD-1 can thereby increase the capacity of T cells, which protect the body from cancer cells and infections, to kill cancer cells.

Our non-clinical studies have demonstrated that direct-to-tumor application of PH-762 resulted in potent anti-tumoral effects and have shown that direct-to-tumor treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Importantly, direct-to-tumor administration of PH-762 resulted in activity against distant untreated tumors, indicative of a systemic anti-tumor response. We believe these data further support the potential for PH-762 to provide a strong local immune response without the dose immune-related adverse effects seen with systemic antibody therapy.

PH-762 was evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial through the intratumoral injection of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) was designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762.  The study was fully enrolled in November 2025 with a total of 22 patients, 20 with cutaneous squamous cell carcinoma, one with melanoma and one with Merkel cell carcinoma.  The clinical phase of the trial is complete, and the final data is currently being analyzed.

While final study data is pending formal analysis, an FDA submission intended to propose and seek guidance for next steps in clinical study design for PH-762 is targeted for the second quarter of 2026. A total of 22 patients with cutaneous carcinomas completed treatment in the Phase 1b trial and underwent excision of the treated lesional site. Reported data supports an overall response rate of 65% for squamous cell carcinomas (cSCC). Among the 20 patients with cSCC, 13 patients were classified as pathologic responders, including 9 patients with complete response (100% clearance), 2 patients with major/near clear response (greater than 90% clearance), and 2 patients with partial response (greater than 50% clearance). A single patient with metastatic Merkel cell carcinoma had a partial response. Seven cSCC patients and one melanoma patient had responses of less than 50%, however, none of these patients experienced a progression of the disease.

In the trial, intratumoral injection of PH-762 was well tolerated in all enrolled patients and there were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in any patients who received intratumoral PH-762.  PH-762 has been evaluated in patients within five dose-escalating cohorts, increasing drug concentration 20-fold from the first to the final cohort. Safety data through an extended follow-up period is expected to be reported in the second quarter of 2026.

In July 2025, we entered into a comprehensive drug substance development services agreement with a U.S. manufacturing company pursuant to which the manufacturer will provide analytical and process development activity, and cGMP manufacture of drug substance to manufacture clinical supplies for our lead development compound, PH-762.

In December 2025, we entered into a development services agreement with a U.S. laboratory to conduct a nonclinical toxicology study for PH-762, which is required by the FDA prior to commencing a human clinical trial for registration purposes.

In March 2026, we entered into a cGMP drug product manufacturing services agreement with a U.S. manufacturer for clinical supplies and to satisfy strategic objectives associated with advancement of PH-762.

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

Preclinical studies conducted have demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells and in various cancer cells. Similar to PH-762, nonclinical studies have also shown that direct-to-tumor application of PH-894 resulted in potent and statistically significant anti-tumoral effects against distant untreated tumors, indicative of a systemic anti-tumor response. These nonclinical data indicate that PH-894 can reprogram T cells and other cells in the tumor microenvironment to provide enhanced immunotherapeutic activity. We have completed the IND-enabling studies. As a result of the reprioritization to advance our clinical trial with PH-762 in the U.S., we have elected to defer the IND submission for PH-894.

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

We have demonstrated nonclinical activity with INTASYL in adoptive cell therapy ("ACT") applications. In preclinical studies, INTASYL was shown to enhance the activity of ACT therapies, including with tumor infiltrating lymphocytes and natural killer cells. As demonstrated in these preclinical studies, INTASYL can be efficiently incorporated into current ACT manufacturing processes.

Patents and Patent Applications

INTASYL compounds have a single-stranded phosphorothioate region, a short duplex region, and contain a variety of nuclease-stabilizing and lipophilic chemical modifications that we believe combine the beneficial properties of both conventional RNAi and antisense technologies. We protect our proprietary information by means of United States and foreign patents, trademarks, and copyrights. In addition, we rely upon trade secret protection and contractual arrangements to protect certain of our proprietary information and products. We have pending patent applications that relate to potential drug targets, compounds we are developing to modulate those targets, methods of making or using those compounds, and proprietary elements of our drug discovery platform.

We have also obtained rights to various patents and patent applications under assignment and/or license agreements with third parties, which require us to pay royalties, milestone payments, or both. We assess our license agreements on an ongoing basis and may from time to time terminate licenses to technology that we do not intend to employ in our technology platforms, or in our product discovery or development activities.

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

	Pending	Issued
	Applications	Patents
United States	5	24
Canada	2	2
Europe	5	16
Japan	4	9
Other Markets	2	4
International PCT	2	-

Our portfolio includes 55 issued patents, 50 of which cover our INTASYL platform, and of those 28 cover immuno-oncology compounds and therapeutic uses. There are 15 patent families broadly covering both the composition and methods of use of our self-delivering INTASYL platform technology and uses of our INTASYL compounds targeting immune checkpoint, cellular differentiation, and metabolism targets for ex vivo cell-based cancer immunotherapies. The INTASYL platform patents are scheduled to expire between 2029 and 2038.

Furthermore, there are 20 patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). The patents that may issue from these pending patent applications will, if issued, be set to expire between 2029 and 2044, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2025 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2025.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
			Dollar
Description	2026	2025	Change
Operating expenses	$4,167	$1,872	$2,295
Operating loss	$(4,167)	$(1,872)	$(2,295)
Net loss	$(4,003)	$(1,769)	$(2,234)

Comparison of the Three Months Ended March 31, 2026 and 2025

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended March 31,
			Dollar
Description	2026	2025	Change
Research and development	$2,793	$886	$1,907
General and administrative	1,374	986	388
Total operating expenses	$4,167	$1,872	$2,295

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits and RSU stock compensation expense for research and development personnel, contract research organization (CRO) clinical trial costs, technology licenses and other expenses associated with nonclinical and clinical development activities. Our research and development programs are focused on the development of immuno-oncology therapeutics based on our INTASYL technology. Since we commenced operations, research and development expenses have been a significant portion of our total operating expenses and are expected to constitute the majority of our spending for the foreseeable future.

Research and development expenses for the three months ended March 31, 2026 increased 215% or $1.9 million as compared with the three months ended March 31, 2025. This increase in research and development expenses was primarily driven by a $1.6 million increase in nonclinical and clinical trial costs, chemistry, manufacturing and controls (CMC) costs in connection with advancing our PH-762 program and a $220 thousand increase in R&D employee personnel related costs for salary, bonus and stock compensation expense. Management believes that research and development expenses will continue to increase as we continue to advance our PH-762 program.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and RSU stock compensation expense for general and administrative personnel, professional fees for legal, audit, tax consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended March 31, 2026 increased 39% or $400 thousand as compared with the three months ended March 31, 2025. The increase in general and administrative expenses was primarily driven by a $98 thousand increase in bonus expense accrual, $228 thousand increase in stock-based compensation expense, $65 thousand increase in investor outreach and $66 thousand increase in professional fees. Additionally, there was an $115 thousand increase in finance employee-related costs that is offset by a reduction of $248 thousand for outsourced accounting fees in the first quarter of 2025.

Liquidity and Capital Resources

Historically, we have primarily funded our operations through the sale of our securities. In the future, we expect to depend on external funding from third parties, such as proceeds from the sale of equity, debt financings or potential strategic opportunities, to support our operations. Since our inception we have incurred operating losses and expect that we will continue to have negative cash flows from our operations and for the foreseeable future. As of March 31, 2026, we had cash and cash equivalents of $17 million as compared with $21 million at December 31, 2025.

Based on current cash flow projections, we believe we have sufficient cash and cash equivalents, including net proceeds from our latest financing that occurred during November 2025, to meet our current planned obligations for at least 12 months. We have limited cash resources, have incurred recurring operating losses and negative cash flows from our operations since our inception and have not yet recognized any product revenues.

To address our liquidity needs and strengthen our financial position, in April 2026, we established an At The Market Agreement ("Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW") pursuant to which we may offer and sell shares of our Common Stock having an aggregate offering price of up to $6,360,000 from time to time through HCW, acting as sales agent, at prevailing market prices. No assurance can be given that any Common Stock will be sold under the Sales Agreement, or if such sales occur, no assurance can be given as to the price or number of shares of Common Stock that will be sold, or the dates on which any such sales will take place.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(4,003)	$(1,275)
Net cash provided by (used in) investing activities	3	(2)
Net cash provided by financing activities	-	9,173
Net increase (decrease) in cash and cash equivalents	$(4,000)	$7,896

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 increased by $2.7 million as compared to the three months ended March 31, 2025. This was primarily driven by net loss from operations in the first quarter of 2026 due to increased development spend.

Net Cash Provided by or Used in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $3 thousand for an equipment sale. Net cash used in investing activities was $2 thousand for the purchase of computer equipment for the three months ended March 31, 2025.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2026. The $9.2 million decrease in net cash provided by financing activities as compared to the three months ended March 31, 2025, was primarily due to the issuance of Common Stock and warrants, and the exercise of warrants in the prior year, both as described in Note 3 of the condensed consolidated financial statements.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2025 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Part II, Item 7 of our 2025 Form 10-K.

Future Funding Requirements

At March 31, 2026, we had cash and cash equivalents of $17.0 million. We expect that our cash and cash equivalents will enable us to fund our current operating plan for at least 12 months. Due to the difficulty and uncertainty associated with the design and implementation of nonclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs such as PH-894, nonclinical and clinical trial expenses for PH-762, competing technological and market developments, personnel costs, general and administrative expenses, and the costs of any strategic acquisitions and/or development of complementary business opportunities. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

●	the scope, progress, results, and costs of nonclinical and clinical trials of PH-762;
●	our expectations regarding the timing and clinical development of PH-762;
●	whether and to what extent we internally fund, whether and when we initiate, and how we conduct additional pipeline product development programs, including PH-894;
●	the costs involved with manufacturing clinical supply of PH-762;
●	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing any patent claims;
●	changes in our operating plan, resulting in increases or decreases in our need for capital;
●	disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA; and
●	our views on the availability, timing, and desirability of raising capital.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become a party to various legal proceedings and complaints arising in the ordinary course of business. We are not currently a party to any actual or threatened material legal proceedings of which we are aware.

ITEM 1A.	RISK FACTORS

Other than set forth below, there have been no material changes in our risk factors set forth in “Risk Factors in Part I, “Item 1A”. in our 2025 Form 10-K. The risk factor described therein and set forth below could materially adversely affect our business, financial condition, or results of operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks. Additional risks not currently known or currently material to us may also harm our business.

Future financing may be obtained through, and future development efforts may be paid for by, the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business.

If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of Common Stock in the event of a liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of Common Stock. The terms of debt securities may also impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, to pay dividends on or repurchase our capital stock, or to make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control. For example, in April 2026, we established an At The Market Agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW”) pursuant to which we may offer and sell shares of Common Stock having an aggregate offering price of up to $6,360,000 from time to time through HCW, acting as sales agent, at prevailing market prices pursuant to one or more “at the market” offerings. As of the date of this filing, we have $6,360,000 million of Common Stock remaining available for sale under the Sales Agreement. If we raise funds through the issuance of additional equity, whether through private placements or public offerings, which we have done in the past, including through one or more “at the market” offerings under the Sales Agreement, such issuances would dilute current stockholders’ ownership in us, perhaps substantially. The issuance of a significant amount of shares of Common Stock could cause the market price of Common Stock to decline or become highly volatile.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	November 19, 2018

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	July 2, 2024

3.5	Certificate of Designation of Series D Preferred Stock, dated November 16, 2022.	Current Report on Form 8-K (File No. 001-36304)	November 16, 2022

3.6	Amended and Restated Bylaws of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	May 2, 2022

4.1	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	September 28, 2018

4.2	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	April 2, 2020

4.3	Form of Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 25, 2021

4.4	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	December 8, 2023

4.5	Form of Series C/D Warrant	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

4.6	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	July 12, 2024

4.7	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	December 20, 2024

4.8	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	December 26, 2024

4.9	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 14, 2024

4.10	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 15, 2024

4.11	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	January 17, 2024

4.12	Form of Series J/K Warrant	Current Report on Form 8-K (File No. 001-36304)	July 30, 2025

4.13	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	July 30, 2025

4.14	Form of Series A Warrant	Current Report on Form 8-K (File No. 001-36304)	November 6, 2025

4.15	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	November 13, 2025

10.1	Second Amendment to the Employment Agreement of Robert J. Bitterman, dated February 17, 2026, by and between Robert J. Bitterman and Phio Pharmaceuticals Corp.#	Current Report on Form 8-K (File No. 001-36304)	February 18, 2026

10.2	At the Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated April 8, 2026.	Current Report on Form 8-K (File No. 001-36304)	April 8, 2026

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer.*

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer.**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

*	Filed herewith.
**

Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2026.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive Officer)

By:	/s/ Lisa C. Carson
Lisa C. Carson
Chief Financial Officer (as Principal Financial Officer)