Form 10-Q
period 2026-06-30
Phio Pharmaceuticals Corp.
filed 2026-08-06
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, Phio Pharmaceuticals Corp. had 11,617,250 shares of common stock, $0.0001 par value, outstanding.

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED June 30, 2026

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
ASSETS	2026	2025
Current assets:
Cash and cash equivalents	$12,996	$21,031
Prepaid expenses and other current assets	1,302	445
Total current assets	14,298	21,476
Property and equipment, net	9	11
Total assets	$14,307	$21,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$901	$435
Accrued expenses	804	905
Total liabilities	1,705	1,340
Commitments and contingencies (Note 3)
Stockholders' equity:
Series D Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 issued and outstanding at each of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 11,617,250 and 11,617,250 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	175,796	175,200
Accumulated deficit	(163,195)	(155,054)
Total stockholders' equity	$12,602	$20,147
Total liabilities and stockholders' equity	$14,307	$21,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$3,082	$1,074	$5,874	$1,960
General and administrative	1,186	1,235	2,561	2,221
Total operating expenses	4,268	2,309	8,435	4,181
Operating loss	(4,268)	(2,309)	(8,435)	(4,181)
Interest income, net	130	143	291	246
Other income (expense), net	-	-	3	-
Net loss	$(4,138)	$(2,166)	$(8,141)	$(3,935)
Net loss per common share:
Basic and diluted	(0.36)	(0.45)	(0.70)	(0.86)
Weighted average number of common shares outstanding
Basic and diluted	11,617,250	4,794,857	11,617,250	4,551,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional
			Paid in	Accumulated
For the Three and Six Months Ended June 30, 2026	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	11,617,250	$1	$175,200	$(155,054)	$20,147
Stock-based compensation expense	-	-	318	-	318
Net loss	-	-	-	(4,003)	(4,003)
Balance at March 31, 2026	11,617,250	$1	$175,518	$(159,057)	$16,462
Stock-based compensation expense	-	-	278	-	278
Net loss	-	-	-	(4,138)	(4,138)
Balance at June 30, 2026	11,617,250	$1	$175,796	$(163,195)	$12,602

	Common Stock		Additional
			Paid in	Accumulated
For the Three and Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	1,733,717	$-	$151,079	$(146,356)	$4,723
Issuance of common stock upon exercise of warrants	537,432	-	2,680	-	2,680
Issuance of common stock and warrants, net of offering costs	2,507,005	-	6,493	-	6,493
Stock-based compensation expense	-	-	43	-	43
Net loss	-	-	-	(1,769)	(1,769)
Balance at March 31, 2025	4,778,154	$-	$160,295	$(148,125)	$12,170
Stock-based compensation expense	-	-	51	-	51
Issuance of common stock upon exercise of warrants	20,000	-	40	-	40
Net loss	-	-	-	(2,166)	(2,166)
Balance at June 30, 2025	4,798,154	$-	$160,386	$(150,291)	$10,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,141)	$(3,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	-
Net gain on disposal of property and equipment	(3)	-
Stock-based compensation	596	94
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(857)	(165)
Accounts payable	466	(18)
Accrued expenses	(101)	209
Net cash used in operating activities	(8,038)	(3,815)
Cash flows from investing activities:
Proceeds from sale of property and equipment	3	-
Cash paid for purchase of property and equipment	-	(5)
Net cash provided by (used in) investing activities	3	(5)
Cash flows from financing activities:
Net proceeds from the exercise of warrants	-	2,720
Net proceeds from the issuance of common stock and warrants	-	6,493
Net cash provided by financing activities	-	9,213
Net (decrease) increase in cash and cash equivalents	(8,035)	5,393
Cash and cash equivalents at the beginning of period	21,031	5,382
Cash and cash equivalents at end of period	$12,996	$10,775

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies as of June 30, 2026, are consistent with those described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. There have been no material changes during the current period.

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

2. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30,	December 31,
	2026	2025
Accounts payable trade	$901	$435
Research and development accruals	463	477
Payroll accruals	280	360
Professional fees and other	61	68
	$1,705	$1,340

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

Operating lease costs included in operating expense were approximately $900 and $8,400 for the three months ended June 30, 2026 and 2025, respectively. Operating lease costs included in operating expense were approximately $1,800 and $16,800 for the six months ended  June 30, 2026 and 2025, respectively.

There was no cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows for the Company’s former corporate headquarters for the three months ended  June 30, 2026 and 2025.

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

During the three months ended June 30, 2026 and 2025, there were zero and 20,000 warrants exercised, respectively. During the six months ended  June 30, 2026 and 2025, there were zero and 557,432 warrants exercised, respectively.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at  June 30, 2026 and 2025:

	2026		2025
		Weighted-		Weighted-
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	of Shares	Per Share	of Shares	Per Share
Outstanding at January 1,	13,527,968	$2.94	1,925,867	$12.66
Issued	-	-	5,242,342	3.06
Exercised	-	-	(557,432)	5.33
Expired	(141,911)	10.76	(9,659)	457.92
Outstanding at June 30,	13,386,057	$2.86	6,601,118	$5.00

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

As of June 30, 2026, and through the date of issuance of these financial statements, the Company did not sell any shares of Common Stock under the ATM Program and did not receive any proceeds therefrom.

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

The following table summarizes the activity of the Company’s RSUs for the six months ended June 30, 2026:

		Weighted-
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested units at December 31, 2025	477,700	$2.32
Granted	353,500	0.86
Vested	–	–
Forfeited	(39,000)	2.32
Unvested units at June 30, 2026	792,200	$1.67

There were no RSUs granted during the three months ended June 30, 2026 and 2025, respectively. There were 353,500 and zero RSUs granted during the six months ended June 30, 2026 and 2025, respectively.

Stock-based compensation expense related to RSUs was $278,000 and $51,000 for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense related to RSUs was $596,000 and $94,000 for the six months ended June 30, 2026 and 2025, respectively.

No RSUs vested during the three and six months ended June 30, 2026 and 2025, respectively.

Stock Options

Stock options are available for issuance under the 2020 Plan.   Stock options granted by the Company to participants generally vest annually over four years from the grant date and expire ten years from the date of the grant. All outstanding stock options continue to be accounted for in accordance with ASC 718.

The Company did not grant any stock options during the six months ended June 30, 2026 or 2025.  As of June 30, 2026, there were 1,115 stock options outstanding.

The Company did not have any stock-based compensation expense related to stock options for both the three and six months ended June 30, 2026 and 2025, respectively.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and six months ended June 30, 2026 and 2025, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$5	$23	$75	$38
General and administrative	273	28	521	56
Total stock-based compensation	$278	$51	$596	$94

As of June 30, 2026, the total unrecognized compensation cost related to non-vested RSUs was approximately $385,000. This cost is expected to be recognized over a weighted-average period of 0.38 years.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	June 30,
	2026	2025
Stock options	1,115	1,124
Unvested RSUs	792,200	71,000
Warrants	13,386,057	6,601,118
Total	14,179,372	6,673,242

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

The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2026	2025	2026	2025
Research and development
	PH-762	$2,508	$586	$4,655	$1,043
	PH-894	17	105	35	162
	Employee expense, lab supplies and overhead	557	383	1,184	755
	Total research and development	3,082	1,074	5,874	1,960
General and administrative	General and administrative	1,186	1,235	2,561	2,221
	Total operating expenses	$(4,268)	$(2,309)	$(8,435)	$(4,181)
Other income, net		130	143	294	246
Net loss		$(4,138)	$(2,166)	$(8,141)	$(3,935)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “2025 Form 10-K”).

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including, but not limited to:

●	we are dependent on the success of our INTASYL technology, and our product candidates based on this technology, which is unproven and may never lead to approved and marketable products;
●

our product candidates are in an early stage of development and we may fail, experience significant delays, never advance in clinical development or not be successful in our efforts to identify or discover additional product candidates, which may materially and adversely impact our business;

●	the outcome of any meetings with the FDA related to the clinical development of any of our product candidates;
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

Overview

Phio Pharmaceuticals Corp. (“Phio,” “we,” “our” or the “Company”) is a clinical stage biopharmaceutical company whose proprietary INTASYL self-delivering small interfering RNAi (siRNA) technology is designed to make immune cells more effective in killing tumor cells. We are developing therapeutics that are designed to leverage INTASYL to precisely target specific proteins that reduce the body’s ability to fight cancer, without the need for specialized formulations or drug delivery systems. We are committed to discovering and developing innovative cancer treatments for patients by creating new pathways toward a cancer-free future.

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

PH-762 was evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial assessing intratumoral administration of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma, melanoma and Merkel cell carcinoma. The trial (NCT 06014086) was designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762.  The study was fully enrolled in November 2025 with a total of 22 patients, 20 with cutaneous squamous cell carcinoma, one with melanoma and one with Merkel cell carcinoma.  The clinical phase of the trial has been completed, and the final data are being analyzed. The clinical study report is currently in the final stages of preparation.

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

In the trial, PH-762 was evaluated in patients in five dose-escalating cohorts, increasing drug concentration 20-fold from the first to the final cohort. On January 20, 2026, we reported that intratumoral injection of PH-762 was well tolerated in all enrolled patients and there were no dose-limiting toxicities or clinically relevant treatment-emergent adverse effects in any patients who received intratumoral PH-762.

An FDA meeting request is targeted for the third quarter of 2026 to propose next steps and seek Agency guidance on the clinical development program for PH-762.

In July 2025, we entered into a comprehensive drug substance development services agreement with a U.S. manufacturing company pursuant to which the manufacturer will provide analytical and process development activity, and cGMP manufacture of drug substance to manufacture clinical supplies for our lead development compound, PH-762. In June 2026, production of the first batch of drug substance was initiated. This batch will be used to manufacture clinical supplies for the next clinical trial.

In December 2025, we entered into a development services agreement with a U.S. laboratory to conduct a nonclinical toxicology study for PH-762, which is required by the FDA prior to commencing a human clinical trial for registration purposes. In May 2026, the Company initiated the pivotal GLP toxicology study to support the continued clinical development of PH-762.

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

	Pending	Issued
	Applications	Patents
United States	7	24
Canada	4	2
Europe	7	15
Japan	5	9
Other Markets	8	4

Our portfolio includes 54 issued patents, 50 of which cover our INTASYL platform, and of those 28 cover immuno-oncology compounds and therapeutic uses. There are 15 patent families broadly covering both the composition and methods of use of our self-delivering INTASYL platform technology and uses of our INTASYL compounds targeting immune checkpoint, cellular differentiation, and metabolism targets for ex vivo cell-based cancer immunotherapies. The INTASYL platform patents are scheduled to expire between 2029 and 2038.

Furthermore, there are 31 patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). The patents that may issue from these pending patent applications will, if issued, be set to expire between 2029 and 2044, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
			Dollar			Dollar
Description	2026	2025	Change	2026	2025	Change
Operating expenses	$4,268	$2,309	$1,959	$8,435	$4,181	$4,254
Operating loss	(4,268)	(2,309)	(1,959)	(8,435)	(4,181)	(4,254)
Net loss	$(4,138)	$(2,166)	$(1,972)	$(8,141)	$(3,935)	$(4,206)

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
			Dollar			Dollar
Description	2026	2025	Change	2026	2025	Change
Research and development	$3,082	$1,074	$2,008	$5,874	$1,960	$3,914
General and administrative	1,186	1,235	(49)	2,561	2,221	340
Total operating expenses	$4,268	$2,309	$1,959	$8,435	$4,181	$4,254

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

Research and development expenses for the three months ended June 30, 2026 increased 187% or $2.0 million as compared with the three months ended June 30, 2025. The increase in research and development expenses was primarily driven by a $0.9 million increase in nonclinical toxicology study costs and a $1.5 million increase in CMC (chemistry, manufacturing and controls) costs. Both increases were in connection with advancing our PH-762 program; offset by a $0.3 million decrease in clinical trial costs. Management believes that research and development expenses will continue to increase as we continue to advance our PH-762 program.

Research and development expenses for the six months ended June 30, 2026 increased 200% or $3.9 million as compared with the six months ended June 30, 2025. The increase in research and development expenses was primarily driven by a $1.8 million increase in nonclinical toxicology study costs and a $1.5 million increase in CMC costs both of which were associated with advancing the PH-762 program. In addition, research and development expenses increased by approximately increase of $0.9 million related to higher consulting, patent and employee-related costs.  These increases were offset by a $0.3 million decrease in clinical trial costs due to trial wind-down activities.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and RSU stock compensation expense for general and administrative personnel, professional fees for legal, audit, tax consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended June 30, 2026 decreased slightly at 4% as compared with the three months ended June 30, 2025. General and administrative expenses for the six months ended June 30, 2026 increased 15% or $340 thousand as compared with the six months ended June 30, 2025.  The increase was primarily driven by a $465 thousand increase in stock-based compensation expense and $170 thousand increase in investor relations activities; offset by a $250 thousand net decrease in financial outsourced accounting fees.

Liquidity and Capital Resources

Historically, we have primarily funded our operations through the sale of our securities. In the future, we expect to depend on external funding from third parties, such as proceeds from the sale of equity, debt financings or potential strategic opportunities, to support our operations. Since our inception we have incurred operating losses and expect that we will continue to have negative cash flows from our operations and for the foreseeable future. As of June 30, 2026, we had cash and cash equivalents of $13.0 million as compared with $21.0 million at December 31, 2025.

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

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(8,038)	$(3,815)
Net cash provided by (used in) investing activities	3	(5)
Net cash provided by financing activities	-	9,213
Net (decrease) increase in cash and cash equivalents	$(8,035)	$5,393

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 increased by $4.2 million as compared to the six months ended June 30, 2025. This was primarily driven by higher net losses from operations in the first two quarters of 2026 due to increased development spend.

Net Cash Provided by or Used in Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $3 thousand resulting from proceeds from the sale of equipment. Net cash used in investing activities was $5 thousand for the purchase of computer equipment for the six months ended June 30, 2025.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the six months ended June 30, 2026. The $9.2 million decrease in net cash provided by financing activities as compared to the six months ended June 30, 2025, was primarily due to the issuance of Common Stock and warrants, and the exercise of warrants in the prior year, both as described in Note 5 of the condensed consolidated financial statements.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2025 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Part II, Item 7 of our 2025 Form 10-K.

Future Funding Requirements

At June 30, 2026, we had cash and cash equivalents of $13.0 million. We expect that our cash and cash equivalents will enable us to fund our current operating plan for at least 12 months. Due to the difficulty and uncertainty associated with the design and implementation of nonclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs such as PH-894, nonclinical and clinical trial expenses for PH-762, competing technological and market developments, personnel costs, general and administrative expenses, and the costs of any strategic acquisitions and/or development of complementary business opportunities. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

●	the scope, progress, results, and costs of nonclinical and clinical trials of PH-762;
●	our expectations regarding the timing and clinical development of PH-762;
●	whether and to what extent we internally fund, whether and when we initiate, and how we conduct additional pipeline product development programs, including PH-894;
●	the costs involved with manufacturing clinical supply of PH-762;
●	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing any patent claims;
●	changes in our operating plan, resulting in increases or decreases in our need for capital;
●	the outcome of any meetings with the FDA related to the clinical development of any of our product candidates;
●	disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA; and
●	our views on the availability, timing, and desirability of raising capital.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Insider Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.2	November 19, 2018

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	January 14, 2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	January 25, 2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	July 2, 2024

3.5	Certificate of Designation of Series D Preferred Stock, dated November 16, 2022.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	November 16, 2022

3.6	Amended and Restated Bylaws of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	May 2, 2022

4.1	Form of Warrant.	Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-221173)	Exhibit 4.5	September 28, 2018

4.2	Form of Warrant.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.1	April 2, 2020

4.3	Form of Common Stock Warrant.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.1	January 25, 2021

4.4	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	December 8, 2023

4.5	Form of Series C/D Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.1	July 12, 2024

4.6	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	July 12, 2024

4.7	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	December 20, 2024

4.8	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	December 26, 2024

4.9	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	January 14, 2024

4.10	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	January 15, 2024

4.11	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	January 17, 2024

4.12	Form of Series J/K Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.1	July 30, 2025

4.13	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	July 30, 2025

4.14	Form of Series A Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.1	November 6, 2025

4.15	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	November 13, 2025

10.1	At the Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated April 8, 2026.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 10.1	April 8, 2026

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer. *

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer. *

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer. **

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

*	Filed herewith.
**

Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2026.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive Officer)

By:	/s/ Lisa C. Carson
Lisa C. Carson
Chief Financial Officer (as Principal Financial Officer)