Form 10-Q
period 2026-09-30
Phio Pharmaceuticals Corp.
filed 2026-11-05
CIK 1533040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, Phio Pharmaceuticals Corp. had 11,951,632 shares of common stock, $0.0001 par value, outstanding.

2

PHIO PHARMACEUTICALS CORP.

FORM 10-Q — QUARTER ENDED September 30, 2026

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
ASSETS	2026	2025
Current assets:
Cash and cash equivalents	$10,609	$21,031
Prepaid expenses and other current assets	701	445
Total current assets	11,310	21,476
Property and equipment, net	7	11
Total assets	$11,317	$21,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$886	$435
Accrued expenses	1,811	905
Total liabilities	2,697	1,340
Commitments and contingencies (Note 3)
Stockholders' equity:
Series D Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 issued and outstanding at each of September 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 11,951,632 and 11,617,250 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	175,974	175,200
Accumulated deficit	(167,355)	(155,054)
Total stockholders' equity	$8,620	$20,147
Total liabilities and stockholders' equity	$11,317	$21,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$3,062	$1,181	$8,936	$3,141
General and administrative	1,206	1,324	3,767	3,545
Total operating expenses	4,268	2,505	12,703	6,686
Operating loss	(4,268)	(2,505)	(12,703)	(6,686)
Interest income, net	105	113	395	357
Other income (expense), net	3	-	7	2
Net loss	$(4,160)	$(2,392)	$(12,301)	$(6,327)
Net loss per common share:
Basic and diluted	(0.36)	(0.44)	(1.06)	(1.30)
Weighted average number of common shares outstanding
Basic and diluted	11,689,942	5,468,584	11,641,747	4,859,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional
			Paid in	Accumulated
For the Three and Nine Months Ended September 30, 2026	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	11,617,250	$1	$175,200	$(155,054)	$20,147
Stock-based compensation expense	-	-	318	-	318
Net loss	-	-	-	(4,003)	(4,003)
Balance at March 31, 2026	11,617,250	$1	$175,518	$(159,057)	$16,462
Stock-based compensation expense	-	-	278	-	278
Net loss	-	-	-	(4,138)	(4,138)
Balance at June 30, 2026	11,617,250	$1	$175,796	$(163,195)	$12,602
Issuance of common stock upon vesting of restricted stock units	438,700	-	-	-	-
Shares withheld for payroll taxes	(104,318)	-	(107)	-	(107)
Stock-based compensation expense	-	-	285	-	285
Net loss	-	-	-	(4,160)	(4,160)
Balance at September 30, 2026	11,951,632	$1	$175,974	$(167,355)	$8,620

	Common Stock		Additional
			Paid in	Accumulated
For the Three and Nine Months Ended September 30, 2025	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	1,733,717	$-	$151,079	$(146,356)	$4,723
Issuance of common stock upon exercise of warrants	537,432	-	2,680	-	2,680
Issuance of common stock and warrants, net of offering costs	2,507,005	-	6,493	-	6,493
Stock-based compensation expense	-	-	43	-	43
Net loss	-	-	-	(1,769)	(1,769)
Balance at March 31, 2025	4,778,154	$-	$160,295	$(148,125)	$12,170
Stock-based compensation expense	-	-	51	-	51
Issuance of common stock upon exercise of warrants	20,000	-	40	-	40
Net loss	-	-	-	(2,166)	(2,166)
Balance at June 30, 2025	4,798,154	$-	$160,386	$(150,291)	$10,095
Issuance of common stock upon exercise of warrants	100,000	-	200	-	200
Issuance of common stock and warrants, net of offering costs of $435	828,596	1	1,852	-	1,853
Issuance of common stock upon vesting of restricted stock units	71,000	-	-	-	-
Shares withheld for payroll taxes	(12,980)	-	(30)	-	(30)
Stock-based compensation expense	-	-	113	-	113
Net loss	-	-	-	(2,392)	(2,392)
Balance at September 30, 2025	5,784,770	$1	$162,521	$(152,683)	$9,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHIO PHARMACEUTICALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,301)	$(6,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	2
Net gain on disposal of property and equipment	(3)	-
Stock-based compensation	881	207
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(256)	(434)
Accounts payable	451	263
Accrued expenses	906	389
Net cash used in operating activities	(10,318)	(5,900)
Cash flows from investing activities:
Proceeds from sale of property and equipment	3	-
Cash paid for purchase of property and equipment	-	(12)
Net cash provided by (used in) investing activities	3	(12)
Cash flows from financing activities:
Net proceeds from the exercise of warrants	-	2,920
Net proceeds from the issuance of common stock and warrants	-	8,345
Payments of taxes for net shares settled restricted stock unit issuances	(107)	(30)
Net cash (used in) provided by financing activities	(107)	11,235
Net (decrease) increase in cash and cash equivalents	(10,422)	5,323
Cash and cash equivalents at the beginning of period	21,031	5,382
Cash and cash equivalents at end of period	$10,609	$10,705

See accompanying notes to condensed consolidated financial statements.

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

The Company has limited cash resources, has reported recurring losses from operations since inception, has negative operating cash flows and has not yet generated product revenues. As of September 30, 2026, the Company had cash and cash equivalents of approximately $10.6 million. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Based on the Company's current operating plan and existing cash resources, management believes the Company may not have sufficient cash and cash equivalents to fund planned operations for at least the next 12 months from the date these condensed consolidated financial statements are released. The continuation of the Company as a going concern depends upon the Company’s ability to raise additional capital through an equity offering, debt offering and/or strategic opportunity to fund its operations. There can be no assurance that the Company will be successful in accomplishing these plans in order to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

The Company’s significant accounting policies as of September 30, 2026 are consistent with those described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. There have been no material changes during the current period.

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

2. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30,	December 31,
	2026	2025
Accounts payable trade	$886	$435
Research and development accruals	1,350	477
Payroll accruals	422	360
Professional fees and other	39	68
	$2,697	$1,340

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

Operating lease costs included in operating expense were approximately $900 and $9,000 for the three months ended September 30, 2026 and 2025, respectively. Operating lease costs included in operating expense were approximately $2,700 and $22,000 for the nine months ended  September 30, 2026 and 2025, respectively.

There was no cash paid for the amounts included in the measurement of the operating lease liability on the Company’s condensed consolidated balance sheets and included within changes in the lease liability in the operating activities of the Company’s condensed consolidated statements of cash flows for the Company’s former corporate headquarters for the nine months ended  September 30, 2026 and 2025.

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

During the three months ended September 30, 2026 and 2025, there were zero and 928,596 warrants exercised, respectively. During the nine months ended  September 30, 2026 and 2025, there were zero and 1,486,028 warrants exercised, respectively.

The following table summarizes the Company’s outstanding warrants, all of which are classified as equity instruments, at  September 30, 2026 and 2025:

	2026		2025
		Weighted-		Weighted-
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	of Shares	Per Share	of Shares	Per Share
Outstanding at January 1,	13,527,968	$2.94	1,925,867	$12.66
Issued	-	-	7,170,679	2.91
Exercised	-	-	(1,486,028)	3.73
Expired	(164,407)	55.36	(10,186)	482.89
Outstanding at September 30,	13,363,561	$2.30	7,600,332	$4.57

At The Market Offering Agreement

On April 8, 2026, the Company entered into an At the Market Agreement ("Sales Agreement") with HCW pursuant to which the Company may offer and sell shares of Common Stock, having an aggregate price of up to $6,360,000 from time to time through HCW, acting as sales agent (the "ATM Program").

The Company is not obligated to sell any shares under the ATM Program and may suspend or terminate the program at any time. Net proceeds from sales of shares under the ATM Program, after deducting sales commissions and other offering expenses, are intended to fund the development of PH-762 in an expected Phase 2b clinical trial for cutaneous squamous cell carcinoma, other development activities and for general working capital needs.

As of September 30, 2026, and through the date of issuance of these financial statements, the Company has not sold any shares of Common Stock under the ATM Program and has not received any proceeds therefrom.

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

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2026:

		Weighted-
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested units at December 31, 2025	477,700	$2.32
Granted	1,083,500	0.96
Vested	(438,700)	2.32
Forfeited	(39,000)	2.32
Unvested units at September 30, 2026	1,083,500	$0.96

There were 730,000 and 512,800 RSUs granted during the three months ended September 30, 2026 and 2025, respectively. There were 1,083,500 and 512,800 RSUs granted during the nine months ended September 30, 2026 and 2025, respectively.

Stock-based compensation expense related to RSUs was $285,000 and $113,000 for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense related to RSUs was $881,000 and $207,000 for the nine months ended September 30, 2026 and 2025, respectively.

The aggregate fair value of RSUs that vested during both the three and nine months ended September 30, 2026 was $452,000, which represents the market value of the Company's common stock on the date that the applicable RSU vested. The aggregate fair value of RSUs that vested during both the three and nine months ended September 30, 2025 was $164,000, which represents the market value of the Company's common stock on the date that the applicable RSU vested.

Stock Options

Stock options are available for issuance under the 2020 Plan.   Stock options granted by the Company to participants generally vest annually over four years from the grant date and expire ten years from the date of the grant. All outstanding stock options continue to be accounted for in accordance with ASC 718.

The Company did not grant any stock options during the nine months ended September 30, 2026 or 2025.  As of September 30, 2026, there were 1,115 stock options outstanding.

The Company did not have any stock-based compensation expense related to stock options for both the three and nine months ended September 30, 2026 and 2025, respectively.

Compensation Expense Related to Equity Awards

The following table sets forth total stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$50	$30	$125	$61
General and administrative	235	83	756	146
Total stock-based compensation	$285	$113	$881	$207

As of September 30, 2026, the total unrecognized compensation cost related to non-vested RSUs was approximately $837,000. This cost is expected to be recognized over a weighted-average period of 0.78 years.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	September 30,
	2026	2025
Stock options	1,115	1,121
Unvested RSUs	1,083,500	512,800
Warrants	13,363,561	7,600,332
Total	14,448,176	8,114,253

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

The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2026	2025	2026	2025
Research and development
	PH-762	$2,468	$697	$7,124	$1,740
	PH-894	12	55	47	218
	Employee expense, lab supplies and overhead	582	428	1,765	1,183
	Total research and development	3,062	1,181	8,936	3,141
General and administrative	General and administrative	1,206	1,324	3,767	3,545
	Total operating expenses	$(4,268)	$(2,505)	$(12,703)	$(6,686)
Other income, net		108	113	402	359
Net loss		$(4,160)	$(2,392)	$(12,301)	$(6,327)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “we,” “our,” “ours,” “us,” “Phio” and the “Company” refers to Phio Pharmaceuticals Corp. and our subsidiary, MirImmune, LLC and the ongoing business operations of Phio Pharmaceuticals Corp. and MirImmune, LLC, whether conducted through Phio Pharmaceuticals Corp. or MirImmune, LLC.

This management’s discussion and analysis of financial condition as of September 30, 2026 and results of operations for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “2025 Form 10-K”).

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “would,” “should,” “potential,” “designed to,” “will,” “ongoing,” “estimate,” “forecast,” “target,” “predict,” “could” and similar references, although not all forward-looking statements contain these words. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, our beliefs regarding the potential of our INTASYL technology, the timing, progress, results and plans of our discovery programs, preclinical studies and clinical trials of our current and future product candidates, including PH-762 and PH-894, our expectations regarding the timing and outcome of our planned regulatory communication and interactions with the FDA, our expectations regarding our manufacturing plans for PH-762, our expectations regarding our future expenses and capital expenditures, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements as a result of a number of important factors, including, but not limited to:

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

●	the timing, outcome and impact of any meetings with, or feedback from, the FDA related to the clinical development of any of our product candidates, including the possibility that the FDA’s feedback with respect to the Company’s proposed development strategy of PH-762 may be delayed or may require modifications to the Company’s proposed development plans;
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

PH-762

PH-762 is an INTASYL compound designed to reduce the expression of programmed cell death protein 1 (“PD-1”). PD-1 is a protein that inhibits T cells’ ability to kill cancer cells and is a clinically validated target in immunotherapy. Decreasing the expression of PD-1 can thereby increase the capacity of T cells, which protect the body from cancer cells and infections, to kill cancer cells.

Our non-clinical studies have demonstrated that intratumoral application of PH-762 resulted in potent anti-tumoral effects and have shown that intratumoral treatment with PH-762 inhibits tumor growth in a dose dependent fashion in PD-1 responsive and refractory models. Importantly, intratumoral administration of PH-762 observed in mice resulted in activity against distant untreated tumors, indicative of a systemic anti-tumor response. We believe these data further support the potential for PH-762 to provide a strong local immune response without the dose immune-related adverse effects seen with systemic antibody therapy.

PH-762 was evaluated in a U.S. multi-center Phase 1b dose-escalating clinical trial assessing intratumoral administration of PH-762 for the treatment of patients with cutaneous squamous cell carcinoma (cSCC), melanoma and Merkel cell carcinoma. The trial (NCT 06014086) was designed to evaluate the safety and tolerability of neoadjuvant use of intratumorally injected PH-762, assess the tumor response, and determine the dose or dose range for continued study of PH-762.  The study was fully enrolled in November 2025 with a total of 22 patients, 20 with cutaneous squamous cell carcinoma, one with melanoma and one with Merkel cell carcinoma.  The clinical trial was completed in June 2026, and the final clinical study report was submitted to FDA with a meeting request and briefing document outlining the nonclinical and clinical pharmacology programs, scientific rationale for continued development, completed Phase 1b results, and proposed Phase 2b neoadjuvant study in cSCC. The submission seeks FDA feedback on the proposed development strategy and next steps, with a response expected from the FDA by the end of November 2026.

A total of 22 patients with cutaneous carcinomas completed treatment in the Phase 1b trial and underwent excision of the treated lesion site. Reported data supports an overall response rate of 65% for squamous cell carcinomas (cSCC). Among the 20 patients with cSCC, 13 patients were classified as pathologic responders, including 9 patients with complete response (100% clearance), 2 patients with major/near clear response (greater than 90% clearance), and 2 patients with partial response (greater than 50% clearance). A single patient with metastatic Merkel cell carcinoma had a partial response. Seven cSCC patients and one melanoma patient had responses of less than 50%, however, none of these patients experienced a progression of the disease.

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

In July 2025, we entered into a comprehensive drug substance development services agreement with a U.S. manufacturer. Analytical and process development activities were completed in the second quarter of 2026, followed by cGMP manufacturing and release of PH-762 drug substance, including certificates of analysis and compliance, in the third quarter of 2026. This milestone represents the successful release of our first commercial-scale cGMP batch of PH-762 drug substance (active pharmaceutical ingredient), which will be used to manufacture clinical supplies for the planned Phase 2b clinical trial, which is expected to be initiated in the first quarter of 2027.

In December 2025, we entered into a development services agreement with a U.S. laboratory to conduct a nonclinical toxicology study for PH-762, which is required by the FDA prior to commencing a human clinical trial for registration purposes. In May 2026, the Company initiated the pivotal GLP toxicology study to support the continued clinical development of PH-762. The treatment phase of this program was completed in September 2026. A comprehensive preliminary report on study outcomes is expected before the end of 2026.

In March 2026, we entered into a cGMP drug product manufacturing services agreement with a U.S. manufacturer for clinical supplies and to satisfy strategic objectives associated with advancement of PH-762.

In September 2026, we announced the successful release of our first commercial-scale cGMP batch of PH-762 drug substance (active pharmaceutical ingredient). The active batch of clinical supplies is expected to be manufactured in the fourth quarter of 2026 in preparation for the Phase 2b clinical study, which is expected to be initiated in the first quarter of 2027.

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

Preclinical studies conducted have demonstrated that PH-894 resulted in a strong, concentration dependent and durable silencing of BRD4 in T cells and in various cancer cells. Similar to PH-762, nonclinical studies have also shown that intratumoral application of PH-894 resulted in potent and statistically significant anti-tumoral effects against distant untreated tumors, indicative of a systemic anti-tumor response. These nonclinical data indicate that PH-894 can reprogram T cells and other cells in the tumor microenvironment to provide enhanced immunotherapeutic activity. We have completed IND-enabling toxicology studies. As a result of the reprioritization to advance our clinical trial with PH-762 in the U.S., we have elected to defer the IND submission for PH-894.

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

	Pending	Issued
	Applications	Patents
United States	8	25
Canada	5	2
Europe	7	15
Japan	4	10
Other Markets	10	4

Our portfolio includes 56 issued patents, 51 of which cover our INTASYL platform, and of those 30 cover immuno-oncology compounds and therapeutic uses. There are 15 patent families broadly covering both the composition and methods of use of our self-delivering INTASYL platform technology and uses of our INTASYL compounds targeting immune checkpoint, cellular differentiation, and metabolism targets for ex vivo cell-based cancer immunotherapies. The INTASYL platform patents are scheduled to expire between 2029 and 2038.

Furthermore, there are 34 patent applications, encompassing what we believe to be important new RNAi compounds and their use as therapeutics, chemical modifications of RNAi compounds that improve the compounds’ suitability for therapeutic uses (including delivery) and compounds directed to specific targets (i.e., that address specific disease states). The patents that may issue from these pending patent applications will, if issued, be set to expire between 2029 and 2044, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products).

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar			Dollar
Description	2026	2025	Change	2026	2025	Change
Operating expenses	$4,268	$2,505	$1,763	$12,703	$6,686	$6,017
Operating loss	(4,268)	(2,505)	(1,763)	(12,703)	(6,686)	(6,017)
Net loss	$(4,160)	$(2,392)	$(1,768)	$(12,301)	$(6,327)	$(5,974)

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Operating Expenses

The following table summarizes our total operating expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar			Dollar
Description	2026	2025	Change	2026	2025	Change
Research and development	$3,062	$1,181	$1,881	$8,936	$3,141	$5,795
General and administrative	1,206	1,324	(118)	3,767	3,545	222
Total operating expenses	$4,268	$2,505	$1,763	$12,703	$6,686	$6,017

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

Research and development expenses for the three months ended September 30, 2026 increased 159% or $1.9 million as compared with the three months ended September 30, 2025. The increase in research and development expenses was primarily driven by a $1.5 million increase in nonclinical toxicology study costs, drug substance costs and clinical supplies costs, as compared to the clinical study costs that occurred during the prior year period. There was also increased regulatory costs of $0.2 million related to FDA communications and filings for the advancement of our PH-762 program and $0.1 million related to increased patent activity.

Research and development expenses for the nine months ended September 30, 2026 increased 180% or $5.8 million as compared with the nine months ended September 30, 2025. The increase in research and development expenses was primarily driven by a $4.5 million increase in nonclinical toxicology study costs, drug substance costs and clinical supplies costs, all of which were associated with advancing the PH-762 program. In addition, research and development expenses increased by approximately $0.3 million related to employee headcount costs, $0.6 million related to outside services and consultants and $0.2 million related to patent activity.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and RSU stock compensation expense for general and administrative personnel, professional fees for legal, audit, tax consulting services, as well as other general corporate expenses.

General and administrative expenses for the three months ended September 30, 2026 decreased slightly by 9% or $100 thousand as compared with the three months ended September 30, 2025. This decrease was primarily driven by a reduction in outsourced consulting services. General and administrative expenses for the nine months ended September 30, 2026 increased 6% or $200 thousand as compared with the nine months ended September 30, 2025.  The increase was primarily driven by a $1.2 million increase in employee costs, of which $0.7 million was related to increased stock-based compensation expenses. This increase was partially offset by a $1.1 million decrease in outside services and consultant expenses as compared to the prior year period.

Liquidity and Capital Resources

Historically, we have primarily funded our operations through the sale of our securities. In the future, we expect to depend on external funding from third parties, such as proceeds from the sale of equity, debt financings or potential strategic opportunities, to support our operations. Since our inception we have incurred operating losses and expect that we will continue to have negative cash flows from our operations and for the foreseeable future. As of September 30, 2026, we had cash and cash equivalents of $10.6 million as compared with $21.0 million at December 31, 2025.

We have limited cash resources, have reported recurring losses from operations since inception, have negative operating cash flows and have not yet generated product revenues. These factors raise substantial doubt regarding our ability to continue as a going concern, and our current cash resources may not provide sufficient capital to fund operations for at least the next 12 months from the date of the release of the condensed consolidated financial statements included elsewhere in this Quarterly Report. Our continuation as a going concern depends upon our ability to raise additional capital through equity offerings, debt offerings and/or strategic opportunities to fund our operations. There can be no assurance that we will be successful in accomplishing any of these plans in order to continue as a going concern. The condensed consolidated financial statements included elsewhere in this Quarterly Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

To address our liquidity needs and strengthen our financial position, in April 2026, we established an At the Market Agreement ("Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW") pursuant to which we may offer and sell shares of our Common Stock having an aggregate offering price of up to $6,360,000 from time to time through HCW, acting as sales agent, at prevailing market prices. No assurance can be given that any Common Stock will be sold under the Sales Agreement, or if such sales occur, no assurance can be given as to the price or number of shares of Common Stock that will be sold, or the dates on which any such sales will take place. As of September 30, 2026, and through the date of the filing of this Quarterly Report, we have not sold any shares of Common Stock under the ATM Program and have not received any proceeds therefrom.

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended
	September 30,
	2026	2025
Net cash used in operating activities	$(10,318)	$(5,900)
Net cash provided by (used in) investing activities	3	(12)
Net cash (used in) provided by financing activities	(107)	11,235
Net (decrease) increase in cash and cash equivalents	$(10,422)	$5,323

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 increased by $4.4 million as compared to the nine months ended September 30, 2025. This was primarily driven by higher net losses from operations in the three quarters of 2026 due to increased development spend.

Net Cash Provided by or Used in Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $3 thousand resulting from proceeds from the sale of equipment. Net cash used in investing activities was $12 thousand primarily for the purchase of computer equipment for the nine months ended September 30, 2025.

Net Cash Used in or Provided by Financing Activities

Cash used in financing activities was $107 thousand during the nine months ended September 30, 2026 primarily related to the payment of payroll taxes associated with vested restricted stock awards. During the nine months ended September 30, 2025 we received $11.2 million of proceeds from the issuance of Common Stock and warrants, as well as from the exercise of warrants, as described in Note 5 to the condensed consolidated financial statements.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2025 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Part II, Item 7 of our 2025 Form 10-K.

Future Funding Requirements

At September 30, 2026, we had cash and cash equivalents of $10.6 million. Based on our current operating plan, we believe our existing cash and cash equivalents may not be sufficient to fund operations for at least the next 12 months from the date of the release of the condensed consolidated financial statements included elsewhere in this Quarterly Report. As a result, we will require additional capital to support our ongoing operations and advance our development programs. We have reported recurring losses from operations since inception, have generated negative operating cash flows and have not yet generated product revenues. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To maintain continued listing on The Nasdaq Capital Market, we must satisfy minimum financial and other requirements. For example, Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million for continued listing. As of September 30, 2026, our stockholders’ equity was $8.6 million and there can be no assurance that we will be able to maintain or increase our stockholders’ equity in the future. If our stockholders’ equity falls below $2.5 million, as a result of operating losses or for other reasons, or if we are unable to demonstrate to Nasdaq’s satisfaction that we subsequently regained compliance with this requirement, Nasdaq will notify us of such non-compliance. If we receive such notice from Nasdaq, in accordance with the Nasdaq Listing Rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance. If our compliance plan is not accepted or we are otherwise unable to evidence compliance within Nasdaq’s allotted timeframe, Nasdaq may take steps to delist our Common Stock.

In addition, Nasdaq Listing Rule 5550(a)(2) requires a minimum bid price of at least $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. As of September 30, 2026, we were in compliance with this requirement. However, as of the date of the filing of this report, we have closed below the minimum bid price per share for 21 consecutive business days. We have in the past effected reverse stock splits of our Common Stock in order to regain or maintain compliance with this requirement (most recently on July 5, 2024).

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

Insider Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Date

3.1	Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.2	November 19, 2018

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	January 14, 2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	January 25, 2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	July 2, 2024

3.5	Certificate of Designation of Series D Preferred Stock, dated November 16, 2022.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	November 16, 2022

3.6	Amended and Restated Bylaws of Phio Pharmaceuticals Corp.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 3.1	May 2, 2022

4.1	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	December 8, 2023

4.2	Form of Series C/D Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.1	July 12, 2024

4.3	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	July 12, 2024

4.4	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	December 20, 2024

4.5	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	December 26, 2024

4.6	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	January 14, 2025

4.7	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	January 15, 2025

4.8	Form of Placement Agent Warrant.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	January 17, 2025

4.9	Form of Series J/K Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.1	July 30, 2025

4.10	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	July 30, 2025

4.11	Form of Series A Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.1	November 6, 2025

4.12	Form of Placement Agent Warrant	Current Report on Form 8-K (File No. 001-36304)	Exhibit 4.2	November 13, 2025

10.1	Amendment No. 1 to Phio Pharmaceuticals Corp. 2020 Long Term Incentive Plan, as amended and restated.	Current Report on Form 8-K (File No. 001-36304)	Exhibit 10.1	September 28, 2026

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer. *

31.2	Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer. *

32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer. **

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

*	Filed herewith.
**

Furnished herewith and not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2026.

Phio Pharmaceuticals Corp.

By:	/s/ Robert J. Bitterman
Robert J. Bitterman
President and Chief Executive Officer (as Principal Executive Officer)

By:	/s/ Lisa C. Carson
Lisa C. Carson
Chief Financial Officer (as Principal Financial Officer)